Form 10-Q
period 2017-09-30
Mosaic Acquisition Corp.
filed 2017-12-01
CIK 1713952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

MOSAIC ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-38246	98-1380306
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

375 Park Avenue Suite 2607 New York, NY		10152
(Address of principal executive offices)		(Zip Code)

(212) 763-0153

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of December 1, 2017, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MOSAIC ACQUISITION CORP.

Form 10-Q

For the Period from July 26, 2017 (inception) through September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOSAIC ACQUISITION CORP.

CONDENSED BALANCE SHEET

As of September 30, 2017

(Unaudited)

Assets:
Current assets: Cash	$32,081
Deferred offering costs associated with initial public offering	593,764

Total assets	$625,845

Liabilities and Shareholder’s Deficit:
Current liabilities:
Accounts payable	$57,500
Accrued expenses	476,166
Accrued expenses - related parties	23,265
Note payable - related parties	100,000

Total current liabilities	656,931
Commitments and Contingencies
Shareholder’s Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	24,137
Accumulated deficit	(56,086)

Total shareholder’s deficit	(31,086)

Total Liabilities and Shareholder’s Deficit	$625,845

The accompanying notes are an integral part of these condensed financial statements.

MOSAIC ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

For the period from July 26, 2017 (inception) through September 30, 2017

(Unaudited)

Formation and operating costs	$56,086

Net loss	$(56,086)

Weighted average shares outstanding, basic and diluted	8,625,000

Basic and diluted net loss per share	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

MOSAIC ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the period from July 26, 2017 (inception) through September 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(56,086)
Changes in operating assets and liabilities:
Accrued expenses	271,166
Accrued expenses - related parties	23,265

Net cash provided by operating activities	238,345

Cash Flows from Financing Activities:
Proceeds from issuance of Class F ordinary shares to Sponsors	25,000
Proceeds received under loan from related parties	100,000
Payment of offering costs	(331,264)

Net cash used in financing activities	(206,264)

Net change in cash	32,081
Cash - beginning of the period	—

Cash - ending of the period	$32,081

Supplemental disclosure of noncash transactions:
Offering costs included in accounts payable	$57,500

Offering costs included in accrued expenses	$205,000

The accompanying notes are an integral part of these condensed financial statements.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Mosaic Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in the Cayman Islands on July 26, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

At September 30, 2017, the Company had not yet commenced operations. All activities for the period from July 26, 2017 (inception) through September 30, 2017 relates to the Company’s formation and the preparation for the initial public offering, which is described below. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 18, 2017. On October 23, 2017, the Company consummated its initial public offering (the “Initial Public Offering”) of 34,500,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $345 million and incurring offering costs of approximately $19.7 million, inclusive of $12.075 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,933,334 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, with the Company’s sponsors, Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (each a “Sponsor” and, together, the “Sponsors”), generating gross proceeds of $8.9 million (Note 4).

Upon the closing of the Initial Public Offering and Private Placement, $345 million ($10.00 per Unit) of the aggregate net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (“Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Beginning in January 2018, the proceeds held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide its shareholders of Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other legal reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public shareholders will be entitled to redeem

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

their Public Shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay for the Company’s tax obligations. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

In addition, certain institutional and accredited investors (“Anchor Investors”) have entered into forward purchase agreements with the Company, pursuant to which the Anchor Investors agreed to purchase an aggregate of 15,789,474 Class A ordinary shares, at a purchase price of $9.50 per Class A ordinary share, in a private placement to occur concurrently with the closing of the initial Business Combination. The obligations under the forward purchase agreements do not depend on whether any Public Shares are redeemed by the Public Shareholders. In connection with these agreements, if the last reported sale price of the Class A ordinary shares is less than $11.00 (as adjusted for share splits, share combinations and the like) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the first anniversary of the initial Business Combination, each Anchor Investor may purchase from the Sponsors, at a price per Class A ordinary share of $0.01, a number of Class A ordinary shares (“Contingent Call Shares”) no greater than (a) the number of Forward Purchase Shares issued and sold to such Anchor Investor less any Forward Purchase Shares sold by such Anchor Investor prior to its exercise of the right to purchase such Contingent Call Shares divided by (b) 18 (as adjusted for share splits, share combinations and the like).

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsors, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to fund working capital requirements, subject to an annual limit of $750,000, or to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company, jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from July 26, 2017 (inception) through September 30, 2017 are not necessarily indicative of the results that may be expected for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company’s final prospectus and Current Report on Form 8-K filed with the SEC on October 19, 2017 and October 27, 2017, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of September 30, 2017, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Proposed Offering or a minimum one year from the date of issuance of these financial statements.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements .

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2017, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering costs

Deferred offering costs consist of legal, accounting and other costs incurred through September 30, 2017 that are directly related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering in October 2017.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. At September 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3. Initial Public Offering

On October 23, 2017, the Company sold 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at a price of $10.00 per Unit in the Initial Public Offering. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4. Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsors purchased an aggregate of 5,933,334 Private Placement Warrants, generating gross proceeds of $8.9 million in the aggregate in a Private Placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Note 5. Related Party Transactions

Founder Shares

On August 15, 2017, the Company issued an aggregate of 8,625,000 shares of Class F ordinary shares to the Sponsors (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000, with each Sponsor purchasing an equal number of Founder Shares. The Sponsors agreed to forfeit an aggregate of up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On October 23, 2017, the underwriters exercised their over-allotment option. As a result, the 1,125,000 Founder Shares were no longer subject to forfeiture. The Founder Shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment (see Note 7).

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (C) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Forward Purchase Agreements

The Company has entered into forward purchase agreements with Anchor Investors (including an affiliate of Fortress Mosaic Sponsor LLC), pursuant to which the Anchor Investors agreed to purchase an aggregate of 15,789,474 Class A ordinary shares at a purchase price of $9.50 multiplied by the number of Class A ordinary shares purchased (“Forward Purchase Shares”), or approximately $150,000,000 in the aggregate, in a private placement to occur concurrently with the closing of the initial Business Combination.

In connection with the Forward Purchase Shares sold to the Anchor Investors, the Sponsors will receive (by way of an adjustment to their existing Class F Shares) an aggregate number of additional Class F Shares equal to one ninth of the aggregate number of Forward Purchase Shares sold to the Anchor Investors.

If the last reported sale price of the Class A ordinary shares is less than $11.00 (as adjusted for share splits, share combinations and the like) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the first anniversary of the Company’s initial Business Combination, each Anchor Investor may purchase from the Sponsors, at a price per Class A ordinary share of $0.01, a number of Class A ordinary shares no greater than (a) the number of Forward Purchase Shares issued and sold to such Anchor Investor less any Forward Purchase Shares sold by such Anchor Investor prior to its exercise of the right to purchase such Contingent Call Shares divided by (b) 18 (as adjusted for share splits, share combinations and the like).

The forward purchase agreements also provided that the Anchor Investors are entitled to a right of first offer with respect to any proposed sale of additional equity or equity-linked securities by the Company for capital raising purposes in connection with the closing of the initial Business Combination (other than Forward Purchase Shares) and registration rights with respect to their forward purchase securities.

The forward purchase agreements provided that prior to the Company’s initial Business Combination each Anchor Investor has the right to designate one individual to be, at its election, either elected as a member of our board of directors or a non-voting observer of our board of directors.

The proceeds from the sale of the Forward Purchase Shares may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. These purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for the initial Business Combination.

The Anchor Investors will have no right to the funds held in the Trust Account except with respect to any public shares owned by them.

Promissory Note—Related Party

As of September 30, 2017, the Sponsors had loaned the Company an aggregate of $100,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The loan was non-interest bearing, unsecured and due on the earlier of March 31, 2018 or the closing of the Initial Public Offering. This loan was non-interest bearing. The Company repaid the Note on October 23, 2017.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of either Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Office Space and Related Support Services

Effective October 18, 2017, the Company entered into an agreement with an affiliate of one of the Sponsors a monthly fee of $16,875 for office space and related support services.

On October 18, 2017, the Company agreed to pay a monthly fee of $5,000 for its Chief Financial Officer (“CFO”) commencing on the closing of the Initial Public Offering, plus a deferred cash payment of $330 per hour, less cumulative monthly fee payments, payable upon completion of its initial Business Combination or liquidation, whichever occurs first. The Company had also agreed to pay its CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the Trust Account. Additionally, the Company will issue Class A ordinary shares to him upon completion of the Company’s initial Business Combination (“Equity Compensation”). The number of Class A ordinary shares to be issued is determined in accordance with an agreed formula, which is estimated to be 1,262 shares as of September 30, 2017. The Company is not obligated to issue the Equity Compensation if no Business Combination is consummated.

The Company accrued approximately $23,000 in connection with such services as of September 30, 2017.

Note 6. Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the forward purchase agreements, the Company agreed to file within 30 days after the closing of the Business Combination a registration statement for a secondary offering of the Forward Purchase Shares and Contingent Call Shares and to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Anchor Investors cease to hold the securities covered thereby, (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the Initial Public Offering. The underwriters exercised this over-allotment in full concurrently with the closing of the Initial Public Offering.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. Additionally, a deferred underwriting discount of $0.35 per unit, or $12.075 million in the aggregate will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7. Shareholder’s Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. At September 30, 2017, there were no shares of Class A ordinary shares outstanding.

Class F Ordinary Shares— The Company is authorized to issue 20,000,000 shares of Class F ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class F ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. The Company issued 8,625,000 Class F ordinary shares as of September 30, 2017. Of the 8,625,000 shares of Class F ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsors for no consideration to the extent that the underwriters’ over-allotment option was not exercised. On October 23, 2017, the underwriters exercised their over-allotment option. As a result, these shares were no longer subject to forfeiture. The Class F ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination on a one-for-one basis.

Holders of the Class F ordinary shares will have the right to elect all of the Company’s directors prior to the initial Business Combination and each director will need to receive the vote of two-thirds of the outstanding Class F ordinary shares in order to be elected. Otherwise, holders of Class A ordinary shares and Class F ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law or the applicable rules of the New York Stock Exchange then in effect.

Class F ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class F ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of two-thirds of the outstanding Class F ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class F ordinary shares will equal, in the aggregate, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and excluding Forward Purchase Shares sold to the Anchor Investors. The conversion ratio of the Class F ordinary shares into Class A ordinary shares will be further adjusted in connection with the Forward Purchase Shares sold to the Anchor Investors such that the Sponsors will receive upon the closing of our initial business combination an aggregate number of additional Class A ordinary shares equal to one ninth of the aggregate number of Forward Purchase Shares sold to the Anchor Investors.

Preferred Shares—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2017, there are no preferred shares issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days,

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption:

1.	For cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

2.	For Class A ordinary shares:

•	in whole and not in part;

•	at a price equal to a number of Class A ordinary shares to be determined by reference to a table included in the warrant agreement, based on the redemption date and the fair market value of the Class A ordinary shares;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported closing price of the ordinary shares equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day prior to the date on which the Company sends notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. In such a situation, the warrants would expire worthless.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to December 1, 2017, the date that the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Mosaic Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company on July 26, 2017 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the ability of our management team and the broader Fortress platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

Our sponsors are Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (each a “Sponsor” and, together, the “Sponsors”).

We consummated our initial public offering (“Initial Public Offering”) on October 23, 2017.

Results of Operations

Our entire activity since inception up to September 30, 2017 was in preparation for our Initial Public Offering. Since the offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from July 26, 2017 (inception) through September 30, 2017, we had a net loss of approximately $56,000, which consist of general and administrative costs. We incurred offering costs of approximately $594,000 as of September 30, 2017 with regard to the Initial Public Offering, which are classified as deferred offering costs on the unaudited condensed balance sheet.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2017, we had approximately $32,000 in cash and a working capital deficiency of approximately $625,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this uncertainty through the Initial Public Offering are discussed below.

Through September 30, 2017, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsors in exchange for the issuance of the Founder Shares (as defined below) to our Sponsors and up to $300,000 in loans from our Sponsors. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Warrants on October 23, 2017, which resulted in $345 million ($10.00 per Unit) being placed into a trust account, we had approximately $1.5 million in cash held outside of the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. No interest or other income will be earned prior to 2018, as the proceeds from this offering and the sale of the private placement warrants will be deposited into a non-interest bearing trust account until January 2018. To the extent that our ordinary shares or debt are used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or December 1, 2018. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

Founder Shares

On August 15, 2017, we issued an aggregate of 8,625,000 shares of Class F ordinary shares to our Sponsors (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000, with each Sponsor purchasing an equal number of Founder Shares. The Sponsors agreed to forfeit an aggregate of up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On October 23, 2017, the underwriters exercised their over-allotment option. As a result, the 1,125,000 Founder Shares were no longer subject to forfeiture. The Founder Shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

Our Sponsors, officers and directors (the “Initial Shareholders”) have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (C) following the completion of the initial Business Combination, such future date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Forward Purchase Agreements

We entered into forward purchase agreements with Anchor Investors (including an affiliate of Fortress Mosaic Sponsor LLC), pursuant to which the Anchor Investors agreed to purchase an aggregate of 15,789,474 Class A ordinary shares at a purchase price of $9.50 multiplied by the number of Class A ordinary shares purchased (“Forward Purchase Shares”), or approximately $150,000,000 in the aggregate, in a private placement to occur concurrently with the closing of the initial Business Combination.

In connection with the Forward Purchase Shares sold to the Anchor Investors, the Sponsors will receive (by way of an adjustment to their existing Class F Shares) an aggregate number of additional Class F Shares equal to one ninth of the aggregate number of Forward Purchase Shares sold to the Anchor Investors.

If the last reported sale price of the Class A ordinary shares is less than $11.00 (as adjusted for share splits, share combinations and the like) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the first anniversary of our initial Business Combination, each Anchor Investor may purchase from the Sponsors, at a price per Class A ordinary share of $0.01, a number of Class A ordinary shares no greater than (a) the number of Forward Purchase Shares issued and sold to such Anchor Investor less any Forward Purchase Shares sold by such Anchor Investor prior to its exercise of the right to purchase such Contingent Call Shares divided by (b) 18 (as adjusted for share splits, share combinations and the like).

The forward purchase agreements also provided that the Anchor Investors are entitled to a right of first offer with respect to any proposed sale of additional equity or equity-linked securities by us for capital raising purposes in connection with the closing of the initial Business Combination (other than Forward Purchase Shares) and registration rights with respect to their forward purchase securities.

The forward purchase agreements provided that prior to our initial Business Combination each Anchor Investor has the right to designate one individual to be, at its election, either elected as a member of our board of directors or a non-voting observer of our board of directors.

The proceeds from the sale of the Forward Purchase Shares may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. These purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide us with a minimum funding level for the initial Business Combination.

The Anchor Investors will have no right to the funds held in the Trust Account except with respect to any public shares owned by them.

Promissory Note—Related Party

As of September 30, 2017, the Sponsors had loaned us an aggregate of $100,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The loan was non-interest bearing, unsecured and due on the earlier of March 31, 2018 or the closing of the Initial Public Offering. This loan was non-interest bearing. We repaid the Note on October 23, 2017.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of either Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Office Space and Related Support Services

Effective October 18, 2017, we entered into an agreement with an affiliate of one of our Sponsors a monthly fee of $16,875 for office space and related support services.

On October 18, 2017, we agreed to pay a monthly fee of $5,000 for our Chief Financial Officer (“CFO”) commencing on the closing of the Initial Public Offering, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of our initial Business Combination or liquidation, whichever occurs first. We had also agreed to pay our CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the trust account. Additionally, we will issue Class A ordinary shares to him upon completion of our initial Business Combination (“Equity Compensation”). The number of Class A ordinary shares to be issued is determined in accordance with an agreed formula, which is estimated to be 1,262 shares as of September 30, 2017. We are not obligated to issue the Equity Compensation if no Business Combination is consummated.

We accrued approximately $23,000 in connection with such services as of September 30, 2017.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses to determine their reasonableness. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our final prospectus and Current Report on Form 8-K filed with the SEC on October 19, 2017 and October 27, 2017, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus and Current Report on Form 8-K filed with the SEC on October 19, 2017 and October 27, 2017, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On August 15, 2017, we issued an aggregate of 8,625,000 shares of Class F ordinary shares to our Sponsors for an aggregate purchase price of $25,000, in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On October 23, 2017, we consummated the Initial Public Offering of 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriter’ exercise of their over-allotment option in full at $10.00 per unit, generating gross proceeds of $345 million and incurring offering costs of approximately $19.7 million, inclusive of $12.075 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 5,933,334 Private Placement Warrants at a price of $1.00 per Private Placement Warrant with our Sponsors, which generated gross proceeds of $8.9 million.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOSAIC ACQUISITION CORP.

	By:	/s/ William H. Mitchell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: December 1, 2017