Form 10-K
period 2017-12-31
Mosaic Acquisition Corp.
filed 2018-03-28
CIK 1713952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

Commission File Number 001-38246

Mosaic Acquisition Corp.

(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1380306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Park Avenue New York, NY	10152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 763-0153

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one warrant	New York Stock Exchange
Class A ordinary shares included as part of the units	New York Stock Exchange
Warrants included as part of the units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☒    NO  ☐

The Registrant was not a public company at June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter. The Registrant’s Units began trading on the New York Stock Exchange on October 19, 2017 and the Registrant’s Class A ordinary shares began separate trading on the New York Stock Exchange on December 8, 2017. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2017, was $345,000,000.

As of March 28, 2018, there were 34,500,000 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class F ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other

ii

assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

References in this Annual Report to “we,” “us,” “company” or “our company” are to Mosaic Acquisition Corp., a Cayman Islands exempted company. References to “management” or our “management team” are to our officers and directors. References to our “sponsors” are to Mosaic Sponsor, LLC, a Delaware limited liability company, and to Fortress Mosaic Sponsor LLC, a Delaware limited liability company, collectively. References to our “initial shareholders” are to the holders of our founder shares prior to our initial public offering.

Item 1. Business.

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have reviewed, and continue to review, a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

In August 2017, our sponsors purchased an aggregate of 8,625,000 of our Class F ordinary shares, par value $0.0001 per share (the “founder shares”), for an aggregate purchase price of $25,000, or approximately $0.003 per share, with each sponsor purchasing an equal number of founder shares. In October 2017, our sponsors transferred an aggregate of 30,000 founder shares to one of our independent directors for their original purchase price.

On October 23, 2017, we completed our initial public offering (the “IPO”) of 34,500,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $345,000,000. Each unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Concurrently with the completion of the IPO, our sponsors purchased an aggregate of 5,933,334 warrants (the “private placement warrants”) at a price of $1.50 per warrant, or $8,900,001 in the aggregate, with each sponsor purchasing an equal number of warrants. The purchase price of the private placement warrants was added to the net proceeds of the IPO and placed in a trust account (the “trust account”) such that the trust account held $345,000,000 at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

On December 5, 2017, we announced that, commencing December 8, 2017, holders of the 34,500,000 units sold in the IPO may elect to separately trade the Class A ordinary shares and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (the “NYSE”) under the symbol “MOSC.U” and the Class A ordinary shares and warrants that were separated trade under the symbols “MOSC” and “MOSC WS,” respectively.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, to build a company in the public markets. We are seeking a company in an industry that complements the experience and expertise of our management team and is a business that we think our transformative operating skills can help improve. Our selection process will leverage our team’s network of industry, private equity sponsor, credit fund sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We are deploying a pro-active, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform companies and can help accelerate the target business’ growth and performance.

In addition, we are utilizing the networks and industry experience of our management team and our board of directors in seeking an initial business combination. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This group has experience in:

•	operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;

•	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of a number of target businesses;

•	sourcing, structuring, acquiring, and selling businesses;

•	accessing the capital markets, including financing businesses and helping companies transition to public ownership;

•	fostering relationships with sellers, capital providers and target management teams; and

•	executing transactions in multiple geographies and under varying economic and financial market conditions.

We believe that the network of contacts and relationships of our management team is providing us with an important source of acquisition opportunities. In addition, given our profile and thematic approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team communicate with their network of relationships to articulate our acquisition criteria, including the parameters of our search for a target business, and conduct the disciplined process of pursuing and reviewing promising leads.

In addition, we believe our ability to complete an initial business combination will be enhanced by our having entered into forward purchase agreements pursuant to which the anchor investors (including an affiliate of Fortress Mosaic Sponsor LLC) have agreed to purchase the forward purchase shares in a private placement to occur concurrently with the closing of our initial business combination. The proceeds from the sale of forward purchase shares may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. These purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders and are intended to provide us with a minimum funding level for our initial business combination.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsors, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsors, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsors, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of approximately $482,925,000 assuming no redemptions and after payment of $12,075,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Other than the forward purchase agreements, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

The NYSE rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•	any of our directors, officers or substantial securityholders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Law and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsors, directors, officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial shareholders, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with a designated officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsors, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsors, officers, directors, advisors, and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsors, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsors, officers, directors, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsors, officers, directors, advisors or any of their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsors, officers, directors and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsors, officers, directors and/or any of their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsors, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding Class A ordinary shares voted are voted in favor of the business combination (or, if the applicable rules of the NYSE then in effect require, a majority of the outstanding shares of common stock held by public stockholders are voted in favor of the business transaction). Unless restricted by NYSE rules, a quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding shares of the company representing a majority of the voting power of all outstanding shares of the company entitled to vote at such a meeting. Unless restricted by NYSE rules, our initial shareholders will count toward this quorum. Pursuant to the terms of a letter agreement entered into with us, our initial shareholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after the IPO in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their permitted transferees will own at least 20% of our outstanding ordinary shares entitled to vote thereon. These quorum and voting thresholds and the letter agreement may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares without voting, and if it does vote, irrespective of whether it votes for or against the proposed transaction. In addition, our sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsors or their affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsors or their affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our initial shareholders, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in the IPO or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of the IPO (or 27 months from the closing of the IPO if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the IPO but have not completed the initial business combination within such 24-month period).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsors, officers and directors have agreed that we will have only 24 months from the closing of the IPO (or 27 months, as applicable) to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month (or 27-month, as applicable) time period.

Our sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of the IPO (or 27 months from the closing of the IPO if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the IPO but have not completed the initial business combination within such 24-month period). However, if our initial shareholders acquire public shares after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month (or 27-month, as applicable) time period.

Our sponsors, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO (or 27 months, as applicable), unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,100,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsors have agreed that they will be liable to us, jointly and severally, if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsors will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsors have sufficient funds to satisfy their indemnity obligations and believe that our sponsors’ only assets are securities of our company and, therefore, our sponsors may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, and our sponsors assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsors will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsors will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $928,388 from the proceeds of the IPO and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $900,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $900,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO (or 27 months, as applicable) or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to the IPO that applies to us until the consummation of our initial business combination. Our amended and restated memorandum and articles of association contains a provision which provides that, if we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Our initial shareholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, in each case subject to the limitations described herein;

•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination;

•	if our initial business combination is not consummated within 24 months from the closing of the IPO (or 27 months from the closing of the IPO if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the IPO but have not completed the initial business combination within such 24-month period), then our existence will terminate and we will distribute all amounts in the trust account; and

•	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association will provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholder meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

Mr. Maura is the Executive Chairman of Spectrum Brands Holdings, Inc. (“Spectrum”), with responsibilities that include directing its strategic growth and business development. Mr. Maura has fiduciary and contractual duties to Spectrum and certain of our directors have fiduciary and contractual duties to Fortress and its affiliates. As a result, Mr. Maura will have a duty to offer acquisition opportunities that are presented to him in his capacity as an officer and director of Spectrum and opportunities that are related to or compete with, Spectrum’s business to Spectrum. In addition, and certain of our directors will have a duty to offer acquisition opportunities to certain Fortress funds and other entities and will have no duty to offer such opportunities to the Company unless presented to them in their capacity as a director of the Company. As a result, Spectrum, Fortress or any of their respective affiliates may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Spectrum or Fortress or any of its affiliates, including by Mr. Maura, Mr. McKnight and other persons who may make decisions for the company, may be suitable for both us and for Spectrum or Fortress or any of its affiliates or clients, and will be directed initially to Spectrum or such persons rather than to us. None of Mr. Maura, Mr. McKnight, Fortress or any of its affiliates or members of our management team who are also employed by Spectrum or Fortress or any of its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to them solely in their capacity as a director or officer of the Company and after they have satisfied their contractual and fiduciary obligations to other parties. Fortress generally intends to offer investment opportunities that fit within the investment program of a Fortress fund to such fund before offering it to us, and may choose to allocate all or part of any such opportunity to any Fortress affiliate or client or any business in which a Fortress affiliate has invested instead of offering such opportunity to us.

The potential conflicts described above may limit our ability to enter into a business combination or other transactions. Fortress and its affiliates engage, and in the future will engage, in a broad spectrum of activities, including direct investment activities and investment advisory activities, and have extensive investment activities (including principal investments by Fortress affiliates for their own account), on behalf of both persons or entities to which they provide investment advice and on a principal basis, that are independent from, and may from time to time conflict or compete with, our activities. Spectrum is a diversified global branded consumer products company engaged in multiple lines of business that are independent from, and may also from time to time conflict or compete with, our activities. These circumstances could give rise to numerous situations where interests may conflict. There can be no assurance that these or other conflicts of interest with the potential for adverse effects on the Company and investors will not arise.

In addition, Fortress and its affiliates, including our officers and directors who are affiliated with Fortress, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Indemnity

Our sponsors have agreed that they will be liable to us, jointly and severally, if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsors have sufficient funds to satisfy their indemnity obligations and believe that our sponsors’ only assets are securities of our company and, therefore, our sponsors may not be able to satisfy those obligations. We have not asked our sponsors to reserve for such eventuality. We believe the likelihood of our sponsors having to indemnify the trust account is limited because we will endeavor to have all third parties and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Facilities

We currently maintain our executive offices at 375 Park Avenue, New York, NY 10152. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A ordinary shares and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our IPO and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company established under the laws of the Cayman Islands with no operating results, and we will not commence operations until completing a business combination. Because we have no operating history and have no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing our business combination with one or more target businesses. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. However, except as required by law or stock exchange listing requirements, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding public shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them, as well as any public shares purchased during or after the initial offering, in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 12,937,501, or approximately 37.5%, of 34,500,000 public shares sold in the IPO to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have such initial business combination approved (or, if the applicable rules of the NYSE then in effect require approval by a majority of the votes cast by public shareholders, we would need 17,250,001 of public shares sold in the IPO to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have such initial business combination approved). We expect that our initial shareholders and their permitted transferees will own at least 20% of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase shares to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase shares fails to close, we may lack sufficient funds to consummate our initial business combination.

We have entered into forward purchase agreements pursuant to which the anchor investors (including an affiliate of Fortress Mosaic Sponsor LLC) have agreed to purchase the forward purchase shares in a private placement to occur concurrently with our initial business combination. The funds from the sale of forward purchase shares may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward purchase agreements do not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase shares does not close by reason of the failure by some or all of the anchor investors to fund the purchase price for their forward purchase shares, for example, we may lack sufficient funds to consummate our initial business combination. Additionally, the anchor investors’ obligations to purchase the forward purchase shares are subject to termination prior to the closing of the sale of the forward purchase shares by mutual written consent of the company and each anchor investor, or, automatically: (i) if our initial business combination is not consummated within 24 months from the closing of our IPO (or 27 months, as applicable), unless extended up to a maximum of sixty (60) days in accordance with our amended and restated memorandum and articles of association; (ii) upon the death of David M. Maura; (iii) if either of our sponsors or the company becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of David M. Maura, either of our sponsors or the company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment; or (iv) if David M. Maura is convicted in a criminal proceeding for a crime involving fraud or dishonesty. The anchor investors’ obligations to purchase their forward purchase shares are subject to fulfillment of customary closing conditions, including the following: (i) our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase shares; and (ii) the company must have delivered to the anchor investors a certificate evidencing the company’s good standing under the laws of its jurisdiction of organization, as of a date within ten (10) business days of the closing of the sale of forward purchase shares. In the event of any such failure to fund by an anchor investor, any obligation is so terminated or any such condition is not satisfied and not waived by an anchor investor, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company. While each anchor investor has represented to us that it has sufficient funds to satisfy its obligations under the respective forward purchase agreements, we have not obligated the anchor investors to reserve funds for such obligations.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

You will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe such business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with such a business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

If the anchor investors purchase large amounts of public shares in the open market, they may attempt to leverage their redemption rights in order to affect the outcome of a potential initial business combination.

The anchor investors have redemption rights with respect to any public shares they own, subject to the limitation that under the Company’s amended and restated memorandum and articles of association, that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 20% or more of our public shares, without the prior consent of the Company. If management proposes an initial business combination that some or all of the anchor investors are not in favor of, such anchor investors may decide to purchase public shares in the open market and seek to leverage their redemption rights to influence whether such business combination is consummated. This could result in our having to negotiate for more favorable terms for the anchor investors, which could jeopardize our ability to successfully consummate an initial business combination.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination may be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by October 23, 2019, which is the date that is 24 months from the closing of the IPO (or January 23, 2020, which is the date that is 27 months from the closing of the IPO if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the IPO but have not completed the initial business combination within such 24-month period). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsors, officers and directors have agreed that we must complete our initial business combination by October 23, 2019, which is the date that is 24 months from the closing of the IPO (or January 23, 2020, which is the date that is 27 months from the closing of the IPO, as applicable). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our sponsors, directors, officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsors, directors, officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsors, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of the IPO (or 27 months, as applicable), and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 24 months from the closing of the IPO (or 27 months, as applicable), subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate round lot compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and warrants are listed on NYSE and, as a result, are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet of the Company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the IPO had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on liquidation of the trust account, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If our funds held outside the trust account are insufficient to allow us to operate for at least 24 months from the closing of the IPO (or 27 months, as applicable), we may be unable to complete our initial business combination.

As of December 31, 2017, we have $928,388 of funds available to us outside of the trust account. The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months from the closing of the IPO (or 27 months, as applicable). Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any securityholders who choose to remain securityholders following our initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsors have agreed that they will be liable to us, jointly and severally, if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsors have sufficient funds to satisfy their indemnity obligations and believe that our sponsors’ only assets are securities of our company. Our sponsors may not have sufficient funds available to satisfy those obligations. We have not asked our sponsors to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, and our sponsors assert that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments, and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. Beginning in January 2018, the proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Prior to such time, such proceeds will not be invested and will be held in a non-interest bearing trust account. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial business combination within 24 months of the closing of the IPO (or 27 months, as applicable), our public shareholders may be forced to wait beyond such 24 months (or 27 months, as applicable) before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months from the closing of the IPO (or 27 months, as applicable), we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the initial 24 months (or 27 months, as applicable) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to approximately $18,300 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination. Our public shareholders will not have the right to elect directors prior to the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Law for us to hold annual or general meetings or elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors prior to consummation of our initial business combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than fifteen (15) business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering the issuance of such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, nor will we be required to issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into in connection with the IPO, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares, after those shares convert to our Class A ordinary shares at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. In addition, pursuant to the forward purchase agreements, we have agreed that we will use our commercially reasonable efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares purchased in connection with our initial business combination, (ii) to cause such registration statement to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earlier of (A) the date on which the anchor investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, in each case subject to certain conditions and limitations set forth in the forward purchase agreements. We have also agreed that we will use our commercially reasonable efforts (i) within 30 days after the purchase of any contingent call shares by an anchor investor, to include such contingent call shares in a registration statement with the SEC for a secondary offering of such contingent call shares, (ii) to cause such registration statement, if not already effective, to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earlier of (A) the date on which the anchor investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, in each case subject to certain conditions and limitations set forth in the forward purchase agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry, sector or location. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any securityholders who choose to remain securityholders following our initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value of their securities.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with our management team, Spectrum, Fortress and their respective affiliates is presented for informational purposes only. Past performance by our management team and Spectrum or Fortress is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of Spectrum or Fortress or our management team’s performance as indicative of our future performance or of an investment in the company or the returns the company will, or is likely to, generate going forward. Furthermore, an investment in us is not an investment in Spectrum or Fortress or any fund of Fortress.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors related to such acquisition. Accordingly, any securityholders who choose to remain securityholders following our initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class F ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class F ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2017, there were 148,066,666 and 11,375,000 authorized but unissued Class A and Class F ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class F ordinary shares. Class F ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment. As of December 31, 2017, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class F ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preferred shares:

•	may significantly dilute the equity interest of existing shareholders;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants who or that is (i) an individual who is a citizen or resident of the United States as determined for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income tax regardless of its source, or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the Code) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under Treasury Regulations to be treated as a U.S. person (a “U.S. holder”), such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception, which generally provides that a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “Start-Up Year”), if (i) no predecessor of the corporation was a PFIC, (ii) the corporation satisfies the Internal Revenue Service (“IRS”) that it will not be a PFIC for either of the first two taxable years following the Start-Up Year and (iii) the corporation is not in fact a PFIC for either of those years. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Additionally, even if we qualify for the start-up exception with respect to a given taxable year, there cannot be any assurance that we would not be a PFIC in other taxable years. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Maura and our other officer and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for other employers, including Spectrum, Fortress, and other third parties with which they are affiliated, and, in the case of our officers and directors affiliated with Fortress, may have time and attention requirements for other blank check companies that Fortress may sponsor in the future. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any securityholders who choose to remain securityholders following our initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, Mr. Maura is the Executive Chairman of Spectrum and certain of our other officers and directors are employed by Fortress, which may make investments in securities or other interests of or relating to companies in industries that we may make target for our initial business combination. Fortress and its affiliates will not have any duty to offer acquisition opportunities to us. Our officers and directors also serve or may in the future serve as officers and board members for other entities. In addition, our officers and directors affiliated with Fortress may have time and attention requirements for other blank check companies that Fortress may sponsor in the future. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our sponsors and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours or that is focused on a particular industry. Moreover, Fortress and its affiliates, including our officers and directors who are affiliated with Fortress, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, securityholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, securityholders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsors, directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation of, or participation in, one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Spectrum, Fortress and their respective affiliates have invested in diverse industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. In addition, Fortress and its affiliates engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If Fortress or any of its affiliates provides or participates in any such debt financing arrangement it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsors, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsors, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsors, officers and directors, including Spectrum or Fortress. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance.” In addition, our officers and directors who are affiliated with Fortress or its affiliates, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsors, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsors, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our initial shareholders own Class F ordinary shares, constituting approximately 20% of our issued and outstanding shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our initial shareholders own an aggregate of 5,933,334 private placement warrants, which will also be worthless if we do not complete an initial business combination.

The private placement warrants will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The founder shares are identical to the ordinary shares included in the units sold in the IPO except that (i) holders of the founder shares have the right to vote on the election of directors prior to our initial business combination, (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), holders of our founder shares have ten votes for every founder share and, as a result, our initial shareholders will be able to approve any such proposal without the vote of any other shareholder, (iii) the founder shares are subject to certain transfer restrictions, (iv) our sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of the IPO (or 27 months, as applicable), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame, (v) the founder shares are entitled to registration rights and (vi) the founder shares are automatically convertible into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

In addition, Fortress and its affiliates engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If Fortress or any of its affiliates provides or participates in any such debt financing arrangement it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

We may only be able to complete one business combination with the proceeds of the IPO, the sale of the private placement warrants and the sale of the forward purchase shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Assuming no redemption of the public shares, we have approximately $482,925,000 that we may use to complete our initial business combination (after payment of up to $12,075,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules), and the agreement relating to our initial business combination may have additional net tangible asset or cash requirements. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical with many similar blank check companies in the past. Historically, the exercise price of a warrant included in a unit offered by a blank check company was generally a fraction of the purchase price of the units in the IPO. The exercise price for our public warrants is $11.50 per share, subject to adjustment. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

Our amended and restated memorandum and articles of association require the affirmative vote of a majority of our directors that includes at least one director representing each Sponsor to approve any board action, which may have the effect of delaying or preventing a business combination that our public shareholders would consider favorable.

In addition, unlike other blank check companies, we have two sponsors. Prior to a business combination, each of our directors will be elected by the holders of two-thirds of our Class F ordinary shares, meaning that both of our sponsors must approve of each director. Prior to a business combination, our amended and restated memorandum and articles of association require the affirmative vote of a majority of our directors that includes at least one director representing each Sponsor to approve any board action. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless both of our sponsors find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that only one of our sponsors finds, or our public shareholders would find, favorable.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination but that some of our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in order to effectuate our initial business combination though amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders, as described herein), but excluding the provisions of the articles relating to the election of directors and continuation of the Company in a jurisdiction outside the Cayman Islands (which require the approval of a majority of at least 90% of our ordinary shares voting in a general meeting), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own approximately 20% of our ordinary shares as of December 31, 2017, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot yet ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our initial shareholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

As of December 31, 2017, our initial shareholders own approximately 20% of our issued and outstanding ordinary shares. In addition, the founder shares, all of which are held by our initial shareholders, (i) entitle the holders to elect all of our directors prior to our initial business combination and (ii) in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), entitle the holders to ten votes for every founder share. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the election of directors or our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares, this would increase their influence over these actions. Accordingly, our initial shareholders exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we may redeem your warrants after they become exercisable for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A ordinary shares had your warrants remained outstanding. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 of our Class A ordinary shares, at a price of $11.50 per share (subject to adjustment), as part of the units sold in the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 5,933,334 Class A ordinary shares at $11.50 per share (subject to adjustment). Prior to the IPO, our sponsors purchased an aggregate of 8,625,000 founder shares in a private placement, with each sponsor purchasing an equal number of founder shares. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment. In addition, if our sponsors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Our public warrants are also redeemable by us for Class A ordinary shares.

To the extent we issue Class A ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our sponsors or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsors until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis, and (iv) they are entitled to registration rights.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of Class A ordinary shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one Class A ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We may pursue a business combination with a target business in any geographic location. If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

•	costs and difficulties inherent in managing cross-border business operations and complying with difficult commercial and legal requirements of the overseas market;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 375 Park Avenue, New York, NY 10152. The cost for this space is included in the $16,875 monthly fee that we pay an affiliate of one of our sponsors for office space and related support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A ordinary shares and warrants are traded on NYSE under the symbols “MOSC.U”, “MOSC” and “MOSC WS”, respectively. The following table sets forth the high and low sales prices for our units, Class A ordinary shares and warrants for the periods indicated since our units, Class A ordinary shares and warrants began public trading on October 19, 2017 at its initial public offering price of $10.00.

	units (MOSC.U)		Class A ordinary shares (MOSC)		Warrants (MOSC WS)
	High	Low	High	Low	High	Low
Year ended December 31, 2017:
Quarter ended December 31, 2017(1)	$10.20	$10.00	$9.75	$9.65	$1.33	$1.10

(1)	Beginning on October 19, 2017 with respect to MOSC.U. Beginning on December 8, 2017 with respect to MOSC and MOSC WS.

Holders

Although there are a larger number of beneficial owners, at March 28, 2018, there were 37 holders of record of our units, 17 holders of record of our separately traded ordinary shares and 10 holders of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

The graph below compares the cumulative total return for our Units from October 19, 2017 (the first day on which our Units began trading) through December 31, 2017 with the comparable cumulative return of two indices: the S&P 500 Index and the Russell 2000 Index. The graph assumes $100 invested on October 19, 2017 in each of our Units and the two indices presented.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Mosaic Acquisition Corp., the S&P 500 Index , and the Russell 2000 Index

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On August 15, 2017, we issued an aggregate of 8,625,000 founder shares to our sponsors in exchange for a capital contribution of $25,000, or approximately $0.003 per share. In October 2017, our sponsors transferred an aggregate of 30,000 founder shares to one of our independent directors for their original purchase price. Our sponsors, together with one of our independent directors, currently own 8,625,000 Class F ordinary shares. In addition, our sponsor purchased an aggregate of 5,933,333 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.50 per warrant, in a private placement that closed simultaneously with the closing of our IPO. Each private placement warrant entitles the holder to purchase one ordinary share at $11.50 per share. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On October 23, 2017, the Company consummated the IPO of 34,500,000 units, with each unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one warrant to purchase one Class A Ordinary Share. Deutsche Bank Securities Inc., RBC Capital Markets, LLC and J.P. Morgan Securities LLC acted as joint book-runners for the offering. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345,000,000. Following the closing of the IPO an aggregate of $345,000,000 was placed in the trust account.

The Company incurred approximately $19.7 million of offering costs in connection with the IPO, inclusive of $12.075 million of deferred underwriting commissions payable to the underwriters from the amounts held in the trust account solely in the event the Company completes a business combination. There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated October 18, 2017, which was filed with the SEC.

Item 6. Selected Financial Data.

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from July 26, 2017 (inception) through December 31, 2017. You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

For the Period from July 26, 2017 (inception) through December 31, 2017
Statement of Operations Data:
General and administrative costs	$216,687

Net loss	$(216,687)

Weighted average shares outstanding of Class A ordinary shares	34,500,000

Basic and diluted net loss per share, Class A	$—

Weighted average shares outstanding of Class F ordinary shares	8,625,000

Basic and diluted net loss per share, Class F	$(0.03)

Balance Sheet Data (end of period):
Total assets	$346,221,811
Total liabilities	12,216,791
Class A ordinary shares subject to possible redemption	329,005,010
Shareholders’ Equity	5,000,010
Other Financial Data:
Net cash used in operating activities	$(368,319)
Net cash used in investing activities	(345,000,000)
Net cash provided by financing activities	346,296,707

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Mosaic Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Mosaic Acquisition Corp, except where the context requires otherwise. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 26, 2017 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“business combination”). Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the ability of our management team and the broader Fortress platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

Our sponsors are Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (each a “sponsor” and, together, the “sponsors”).

Our registration statement for the initial public offering (the “IPO”) was declared effective on October 18, 2017. On October 23, 2017, we consummated the IPO of 34,500,000 units (“units”), including the issuance of 4,500,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per unit, generating gross proceeds of $345 million and incurring offering costs of approximately $19.7 million, inclusive of $12.075 million in deferred underwriting commissions,

Simultaneously with the closing of the IPO, we consummated the private placement (“private placement”) of 5,933,334 warrants (the “private placement warrants”), at a price of $1.50 per private placement warrant, with our sponsors, generating gross proceeds of $8.9 million.

Upon the closing of the IPO and private placement, $345 million ($10.00 per Unit) of the aggregate net proceeds of the sale of the units in the IPO and the private placement was placed in a U.S.-based trust account (“trust account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Beginning in January 2018, the proceeds held in the trust account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) our failure to consummate a business combination within 24 months from the closing of the IPO, or 27 months from the closing of the IPO if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the IPO (the “combination period”).

In order to protect the amounts held in the trust account, the sponsors had agreed to indemnify the trust account if and to the extent any claims by third parties, such as a vendor for services rendered or products sold to us, or a prospective target business with which we have entered into an acquisition agreement, reduce the amount of funds in the trust account below $10.00 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account or to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsors will not be responsible to the extent of any liability for such third-party claims.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO, the over-allotment, and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating a business combination.

On December 5, 2017, we announced that the holders of our units may elect to separately trade the Class A ordinary shares and warrants comprising the units commencing on December 8, 2017. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “MOSC.,” and each of the Class A ordinary shares and warrants that are separated will trade on the New York Stock Exchange under the symbols “MOSC” and “MOSC.WS,” respectively.

Results of Operations

Our entire activity since inception up to December 31, 2017 related to our formation, commencement of the Initial Public Offering, forward purchase agreement, and, since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 26, 2017 (inception) through December 31, 2017, we had a net loss of approximately $217,000, which consist solely of general and administrative costs.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2017, we had approximately $928,000 in our operating bank account and working capital of approximately $1.1 million.

Through December 31, 2017, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsors in exchange for the issuance of the founder shares to our sponsors, $100,000 in loans from our sponsors, and the proceeds not held in the trust account resulted from the consummation of the IPO and the sale of private placement warrants to the Sponsors.

In addition, in order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or December 31, 2018. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

Related Party Transactions

Founder Shares

On August 15, 2017, we issued an aggregate of 8,625,000 shares of founder shares to our sponsors (the “founder shares”) in exchange for an aggregate capital contribution of $25,000, with each sponsor purchasing an equal number of founder shares. The sponsors agreed to forfeit an aggregate of up to 1,125,000 founder shares to the extent that the over-allotment option is not exercised in full by the underwriters. On October 23, 2017, the underwriters exercised their over-allotment option. As a result, the 1,125,000 founder shares were no longer subject to forfeiture. The founder shares will automatically convert into Class A ordinary shares upon the consummation of a business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

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

In connection with the forward purchase shares sold to the anchor investors, the sponsors will receive (by way of an adjustment to their existing founder shares) an aggregate number of additional founder shares equal to one ninth of the aggregate number of forward purchase shares sold to the anchor investors.

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

Promissory Note—Related Party

The sponsors had loaned us an aggregate of $100,000 to cover expenses related to the IPO pursuant to a promissory note. The loan was non-interest bearing, unsecured and due on the earlier of March 31, 2018 or the closing of the IPO. We repaid the promissory note on October 23, 2017.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of either sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to us as may be required. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants.

Office Space and Related Support Services

Effective October 18, 2017, we entered into an agreement with an affiliate of one of our sponsors a monthly fee of $16,875 for office space and related support services.

On October 18, 2017, we agreed to pay a monthly fee of $5,000 for our Chief Financial Officer (“CFO”) commencing on the closing of the IPO, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of our initial business combination or liquidation, whichever occurs first. We had also agreed to pay our CFO according to the agreement for services performed prior to the closing of the IPO. Any deferred cash payment will not be claimed against the trust account. Additionally, we will issue Class A ordinary shares to him upon completion of our initial business combination (“Equity Compensation”). The number of Class A ordinary shares to be issued is determined in accordance with an agreed formula, which is estimated to be 3,142 shares as of December 31, 2017. We are not obligated to issue the Equity Compensation if no business combination is consummated.

We incurred approximately $58,000 in expense including an accrual of approximately $43,000 in connection with such services as of December 31, 2017.

Critical Accounting Policies and Estimates

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2017, 32,900,501 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

All activity through December 31, 2017 related to our formation and the preparation for the IPO and identifying and evaluating prospective acquisition targets for an initial business combination. On January 2, 2018, the net proceeds of the IPO and the sale of the private placement warrants held in the trust account were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Prior to 2018, such proceeds were not invested and were held in a non-interest bearing trust account.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-17 comprising a portion of this Annual Report on Form 10-K.

MOSAIC ACQUISITION CORP.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
David M. Maura	45	Chairman, President and Chief Executive Officer, Director
William H. Mitchell	60	Chief Financial Officer
Eugene I. Davis	62	Director
Tyler S. Kolarik	37	Director
Andrew A. McKnight	40	Director
Joshua A. Pack	44	Director

David M. Maura, CFA serves as Chief Executive Officer, President and Chairman of our board of directors. Mr. Maura has served as the Executive Chairman of Spectrum since January 20, 2016. Prior to such appointment, Mr. Maura served as Chairman of the board of directors since July 2011 and served as interim Chairman of the Board and as one of Spectrum’s directors since June 2010. Mr. Maura was a Managing Director and the Executive Vice President of Investments at HRG from October 2011 until November 2016, and has been a member of HRG’s board of directors since May 2011. Mr. Maura previously served as a Vice President and Director of Investments of Harbinger from 2006 until 2012, where he was responsible for investments in consumer products, agriculture and retail sectors. Prior to joining Harbinger in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service, and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst. During the past five years, Mr. Maura has served on the board of directors of Ferrous Resources, Ltd., Russell Hobbs (formerly Salton, Inc. ), Applica, Inc. , and HRG. Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder. Mr. Maura is well-qualified to serve as a director, in addition to his roles as President and Chief Executive, given his broad experience in M&A, finance and investments, and his significant directorship experience.

William H. Mitchell serves as our Chief Financial Officer. He previously served as the Chief Financial Officer of companies including Backcountry.com, LLC from 2014 to 2016, Audible, Inc. from 2006 to 2013, Viewpoint Corporation from 2003 to 2006 and Maxworldwide, Inc. from 2002 to 2003. Mr. Mitchell was a member of the Interactive Advertising Bureau CFO Council and was a director of the Broadcast Financial Management Association. He is a past Chairman of the National Telecommunications Cooperative Association Accounting Committee. Mr. Mitchell graduated with an A.B. from Dartmouth College and an MS/M.B.A. degree from Northeastern University and became a Certified Public Accountant in 1982. Mr. Mitchell’s extensive experience as an officer of many different companies, particularly as a Chief Financial Officer, qualifies him to serve as our Chief Financial Officer.

Eugene I. Davis serves as a member of our board of directors. Mr. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, or PIRINATE, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting, and hostile and friendly takeovers, proxy contests, and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a chief executive officer, chief restructuring officer, director, committee chairman or chairman of a number of businesses operating in diverse sectors. From 1990 to 1997, Mr. Davis served as President, Vice Chairman, and Director of Emerson Radio Corporation and from 1996 to 1997 he served as Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and was in private practice from 1984 to 1998. Mr. Davis serves as a director and chairman of the board for U.S. Concrete, Inc. and Atlas Iron Limited. In addition, Mr. Davis serves as a director of Verso Corporation, Titan Energy, LLC, as well as certain non-SEC reporting companies. Mr. Davis was previously a director of the following public companies: Atlas Air Worldwide Holdings, Inc., The Cash Store Financial Services, Inc., Dex One Corp., Global Power Equipment Group, Inc., Goodrich Petroleum Corp., Great Elm Capital Corporation, GSI Group, Inc., Hercules Offshore, Inc., HRG, Knology, Inc., SeraCare Life Sciences, Inc., Spansion, Inc. and Spectrum. Mr. Davis’ prior experience also includes having served on the board of directors of each of ALST Casino Holdco, LLC and Trump Entertainment Resorts, Inc. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. As a result of these and other professional experiences, coupled with his strong leadership qualities, Mr. Davis possesses particular knowledge and experience in the areas of strategic planning, mergers and acquisitions, finance, accounting, capital structure and board practices of other corporations that benefits our Company and its board of directors.

Tyler S. Kolarik serves as a member of our board of directors. Mr. Kolarik served as Vice President, Investments at HRG from October 2011 until December 2016. Mr. Kolarik previously served as an Associate and Director of Investments of Harbinger from 2007 until 2011, where he was responsible for investments in the consumer products, agriculture and retail sectors. Prior to joining Harbinger in 2007, Mr. Kolarik was a Summer Analyst at Goldman Sachs, where he interned with the Financial Sponsors Group. Mr. Kolarik received a B.A. in Psychology, cum laude, from Harvard University. We believe that Mr. Kolarik’s substantial business and investments experience brings important and valuable skills to our board of directors.

Andrew A. McKnight serves as a member of our board of directors. Mr. McKnight is a Managing Partner, serving on the investment committee for the Credit Funds and co-heads the Corporate Debt and Securities Group at Fortress. Mr. McKnight is also a member of the Management Committee of Fortress. Prior to joining Fortress in February 2005, Mr. McKnight was the trader for Fir Tree Partners where he was responsible for analyzing and trading high yield and convertible bonds, bank debt, derivatives and equities for the $2.3 billion value-based hedge fund. Prior to Fir Tree, Mr. McKnight worked on Goldman, Sachs & Co.’s distressed bank debt trading desk. Mr. McKnight received a B.A. in Economics from the University of Virginia. We believe Mr. McKnight’s considerable financial and banking experience brings important and valuable skills to our board of directors.

Joshua A. Pack serves as a member of our board of directors. Mr. Pack is a Managing Partner, serving on the investment committee for the Credit Funds and co-heads the Direct Lending, Structured Equity and

Net Lease Groups at Fortress. Mr. Pack is also a member of the Management Committee of Fortress. Since joining Fortress in 2002, Mr. Pack has invested in more than $10 billion in corporate middle market debt and structured credit transactions with an emphasis towards media and entertainment, restaurants and retail and broadcasting and wireless spectrum. He has invested in a number of distressed situations in real estate and corporate debt as well as net lease real estate assets consisting of more than 2,000 individual properties. Prior to joining Fortress, Mr. Pack was a Vice President with Wells Fargo & Co. in the capital markets group where he managed a team of investment professionals originating and underwriting senior loan transactions. Before that, Mr. Pack was a Vice President with American Commercial Capital, an independent specialty finance company focused on corporate and real estate lending to middle market businesses. Mr. Pack attended the United States Air Force Academy and received a B.A. in Economics from California State University, San Marcos. We believe Mr. Pack’s considerable financial and banking experience brings important and valuable skills to our board of directors.

Number, Terms of Office, Actions and Election of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination, with each director needing to receive the vote of two-thirds of the outstanding founder shares in order to be elected, and holders of our public shares do not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Each of our directors will hold office for a two-year term. Actions of our board of directors require the affirmative vote of a majority of our directors that includes at least one director representing each Sponsor. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board that includes at least one director representing each Sponsor or by two-thirds of the holders of our founder shares.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association will provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

Our board has established an audit committee of the board of directors. The members of our audit committee are Eugene I. Davis, Tyler S. Kolarik and Andrew A. McKnight. Eugene I. Davis serves as the chair of the audit committee.

Each member of the audit committee meets the financial literacy requirements of the NYSE and our board of directors has determined that Eugene I. Davis qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The primary purposes of our audit committee are to assist the board’s oversight of:

•	audits of our financial statements;

•	the integrity of our financial statements;

•	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures;

•	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm; and

•	the performance of our internal audit function.

The audit committee is governed by a charter that complies with the rules of the NYSE.

Compensation Committee

Our board has established a compensation committee of the board of directors. The members of our compensation committee are Eugene I. Davis, Tyler S. Kolarik and Andrew A. McKnight. Eugene I. Davis serves as the chair of the compensation committee.

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

•	determining and approving the compensation of our executive officers; and

•	reviewing and approving incentive compensation and equity compensation policies and programs.

The compensation committee is governed by a charter that complies with the rules of the NYSE.

Nominating and Corporate Governance Committee

Our board has established a nominating and corporate governance committee. The members of our nominating and corporate governance are Eugene I. Davis, Tyler S. Kolarik and Andrew A. McKnight. Eugene I. Davis serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

•	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee will be governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the shareholders. Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

The forward purchase agreements provide that prior to our initial business combination each anchor investor has the right to designate one individual to be, at its election, either elected as a member of our board of directors or a nonvoting observer of our board of directors.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on our website. Any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics will be disclosed on such website promptly following the date of such amendment or waiver.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Conflicts of Interest

Under Cayman Islands law, directors owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings. Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by applicable law, Fortress and its affiliates will not have a duty to communicate or offer any business opportunity to us, except to the extent that a business opportunity is presented to an individual who is an affiliate of Fortress, solely in his capacity as an officer or director of the company.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. In particular, Mr. Maura is the Executive Chairman of Spectrum Brands and Mr. McKnight is a Partner and Managing Director at Fortress. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors will materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “Item 10. Directors, Executive Officers and Corporate Governance.”

•	Our initial shareholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months (or 27 months, as applicable) after the closing of the IPO. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of (1) one year after the completion of our initial business combination, (2) subsequent to our initial business combination, if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (3) following the completion of our initial business combination, such future date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsors or their permitted transferees until 30 days after the completion of our initial business combination. Since our sponsors and officers and directors directly or indirectly own ordinary shares and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsors, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsors or any of their affiliates may make additional investments in the company in connection with the initial business combination, although our sponsors and their affiliates have no obligation or current intention to do so. If our sponsors or any of their affiliates elect to make additional investments, such proposed investments could influence our sponsors’ motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them (and their permitted transferees will agree) and any public shares purchased since the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

The Company currently has two officers, David M. Maura (Chairman, President and CEO) and William H. Mitchell (CFO). The Company has no other officers or employees.

We entered into an agreement with an affiliate of Mosaic Sponsor, LLC, pursuant to which we pay such affiliate a total of $16,875 per month for office space and related support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

The Company entered into a services agreement (the “Services Agreement”) with CFO Bullpen LLC, a New Hampshire limited liability company wholly owned by Mr. Mitchell. Under the Services Agreement, Mr. Mitchell provides services to us as our Chief Financial Officer. Per the Services Agreement, we pay a monthly retainer of $5,000 which commenced on the closing of our initial public offering. The Services Agreement also provides that we will also make a deferred cash payment to him upon completion of our initial business combination, liquidation or Mr. Mitchell’s termination of engagement, whichever occurs first, equal to $330.00 multiplied by the number of hours Mr. Mitchell has worked to such date, less the total amount of the $5,000 monthly retainer already paid to CFO Bullpen LLC. Additionally, we will issue Class A ordinary shares to CFO Bullpen LLC upon completion of our initial business combination equal to 17.895 shares per hour Mr. Mitchell worked for us up to the date of such combination with such shares delivered on the six-month anniversary of such date. CFO Bullpen LLC must be engaged by the Company on the date of our initial business combination or liquidation (as applicable) to receive the foregoing equity awards; however, CFO Bullpen LLC will remain eligible to receive such awards if the consulting relationship is terminated by the Company without Cause or by CFO Bullpen LLC for Good Reason (as such terms are defined in the Services Agreement and described below).

Per the Services Agreement, “Cause” is generally defined as (i) the willful and continuing refusal of Mr. Mitchell to follow the lawful directives of the Company’s CEO or board of directors, provided such directives are consistent with Mr. Mitchell’s title and position; (ii) conduct that is intentional and known by Mr. Mitchell to be materially harmful or potentially materially harmful to the Company’s best interest; (iii) gross negligence in the performance of, or willful disregard of, Mr. Mitchell’s obligations under the agreement; (iv) Mr. Mitchell’s conviction of any felony; (v) Mr. Mitchell’s commission of any act of dishonesty or moral turpitude which, in the good-faith opinion of our board of directors, is materially detrimental to the Company; or (vi) any material breach by CFO Bullpen LLC or Mr. Mitchell of the agreement. Per the Services Agreement, “Good Reason” is generally defined as (i) any material breach by the Company of its obligations under the agreement; (ii) a significant diminution of Mitchell’s position as the Chief Financial Officer of the Company without CFO Bullpen LLC’s consent; or (iii) a failure by the company to obtain a written agreement from any successor or assign of Mosaic to assume the material obligations under the agreement upon the consummation of a business combination.

Summary Compensation Table

The following table sets forth compensation that the Company’s employees earned during the Fiscal Year ended December 31, 2017.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
David M. Maura	2017	—	—	—	—	—	—		$0
Chairman, President & Chief Executive Officer
William H. Mitchell	2017	$15,000	—	—	—	—	42,915	(2)	$57,915
Chief Financial Officer

(1)	For Mr. Mitchell, this amount represents the $5,000 monthly retainer fee paid to CFO Bullpen LLC for Mr. Mitchell’s services, commencing on our public offering.
(2)	This amount represents Mr. Mitchell’s deferred cash award for 2017 less total retainer fees paid, payable on the first to occur of an initial business combination or liquidation of the Company and Mr. Mitchell’s termination of engagement.

We did not make any equity awards to any of our executives or officers during the fiscal year ending December 31, 2017, and none of our executives or officers holds any outstanding equity as of December 31, 2017.

Our sponsors, officers and directors, or any of their respective affiliates, are reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsors, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 28, 2018 with respect to our ordinary shares held by:

•	Each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	Each of our executive officers and directors that beneficially own ordinary shares; and

•	All of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as they are not exercisable within 60 days of March 28, 2018.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Ordinary Shares
Mosaic Sponsor, LLC(3)	4,297,500	10%
Fortress Mosaic Sponsor LLC(4)	4,297,500	10%
David M. Maura(3)	4,322,500	10%
1992 MSF International Ltd. (5)	2,850,000	8.26%
Davidson Kempner Capital Management LP(6)	2,000,000	5.8%
Arrowgrass Capital Services (US) Inc.(7)	2,000,000	5.8%
Manulife Financial Corporation(9)	1,820,822	5.28%
Fir Tree Capital Management LP(10)	1,800,000	5.22%
Eugene I. Davis	30,000	*
Tyler Kolarik	5,000	*
All officers and directors as a group (6 individuals)	8,655,000	20%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Mosaic Acquisition Corp., 375 Park Avenue, New York, NY 10152
(2)	Some of the interests shown consist of founder shares, classified as Class F ordinary shares. The founder shares will convert into Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. Excludes Class A ordinary shares issuable pursuant to the forward purchase agreements, as such shares will only be issued concurrently with the closing of our initial business combination.

(3)	The shares beneficially owned by Mosaic Sponsor, LLC may also be deemed to be beneficially owned by Mr. Maura.
(4)	Represents the interest directly held by Fortress Mosaic Sponsor LLC. The managing member of Fortress Mosaic Sponsor LLC is Principal Holdings I LP, a Delaware limited partnership, whose general partner is FIG Asset Co. LLC, a Delaware limited liability company, whose sole member is Fortress Investment Group LLC, a Delaware limited liability company. The address of Fortress Mosaic Sponsor LLC and each of the entities listed above is 1345 Avenue of the Americas, New York, NY 10105.
(5)	According to Schedule 13G, filed on October 25, 2017 by 1992 MSF International Ltd and Highbridge Capital Management, LLC, the business address of such parties is 40 West 57th Street, 32nd Floor, New York, NY 10019. According to Schedule 13G, Highbridge Capital Management, LLC is the trading manager of 1992 MSF International Ltd.
(6)	According to Schedule 13G, filed on October 19, 2017 by Davidson Kempner Partners, Davidson Kempner Instiuttional Partners, L.P., Davidson Kempner International, Ltd., Davidson Kempner Capital Management LP, Thomas L. Kempner, Jr. and Robert J. Brivio, Jr., the business address of such parties is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, NY 10022. According to such Schedule 13G, Davidson Kempner Capital Management LP, a Delaware limited partnership and a registered investment adviser with the SEC (“DKCM”), acts as investment manager to each of Davidson Kempner Partners (“DKP”), Davidson Kempner Institutional Partners, L.P. (“DKIP”), and Davidson Kempner International, Ltd. (“DKIL”). DKCM GP LLC, a Delaware limited liability company, is the general partner of DKCM. Messrs. Thomas L. Kempner, Jr. and Robert J. Brivio, Jr., who are managing members of DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL.
(7)	According to Schedule 13G, filed on February 14, 2013 by Arrowgrass Capital Partners (US) LP and Arrowgrass Capital Services (US) Inc., the business address of such parties is 1330 Avenue of the Americas, 32nd Floor, New York, NY 10019. According to such Schedule 13G, Arrowgrass Capital Partners, a Delaware limited partnership, serves as the investment manager to certain funds and/or accounts with respect to the shares of Class A ordinary shares directly held by such funds and/or accounts. Arrowgrass Capital Services (US) Inc. serves as the general partner of Arrowgrass Capital Partners with respect to the Class A ordinary shares held by such funds and/or accounts.
(8)	According to Schedule 13G, filed on February 13, 2018 by Manulife Financial Corporation and Manulife Asset Management Limited, the business address of such parties is 200 Bloor Street East, Toronto, Ontario, Canada, M4W 1E5. According to such Schedule 13G, Manulife Asset Management Limited is the indirect, wholly-owned subsidiary of Manulife Financial Corporation.
(9)	According to Schedule 13G, filed on February 14, 2018 by Fir Tree Capital Management LP, the business address of such party is 55 West 46th Street, 29th Floor, New York, NY 10036.

Our initial shareholders beneficially own, on an as-converted basis, 20% of our issued and outstanding ordinary shares and have the right to elect all of our directors prior to our business combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our business combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

On August 15, 2017, we issued an aggregate of 8,625,000 shares of Class F ordinary shares to our sponsors in exchange for an aggregate capital contribution of $25,000. In October 2017, our sponsors transferred an aggregate of 30,000 founder shares to one of our independent directors for their original purchase price.

Our sponsors, together with one of our independent directors, currently own 8,625,000 Class F ordinary shares.

In connection with the consummation of our IPO, our sponsors purchased an aggregate of 5,933,333 private placement warrants at a price of $1.50 per private placement warrant (or $8,900,001 in the aggregate) in a private placement. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share.

Our sponsors and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August 2017, our sponsors purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In October 2017, our sponsors transferred an aggregate of 30,000 founder shares to one of our independent director nominees at their original per share purchase price. In addition, in November 2017 and December 2017, two of our directors purchased an aggregate amount of 30,000 units from the public market. As such, our initial shareholders collectively own approximately 20% of our issued and outstanding shares and have the right to elect all of our directors prior to our initial business combination and each director will need to receive the vote of two-thirds of the outstanding Class F shares in order to be elected.

In addition, our sponsors purchased an aggregate of 5,933,334 private placement warrants for a purchase price of $1.50 per warrant in a private placement that closed simultaneously with the closing of this IPO. As such, our sponsors’ interest in this transaction is valued at approximately $8,900,001. Each private placement warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

The sponsors had loaned us an aggregate of $100,000 to cover expenses related to the IPO pursuant to a promissory note. The loan was non-interest bearing, unsecured and due on the earlier of March 31, 2018 or the closing of the IPO. We repaid the promissory note on October 23, 2017.

We entered into an Agreement with an affiliate of Mosaic Sponsor, LLC, pursuant to which we pay a total of $16,875 per month for office space and related support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 27 months, an affiliate of Mosaic Sponsor, LLC will be paid a total of $455,625 ($16,875 per month) for office space and related support services and will be entitled to be reimbursed for any out-of-pocket expenses.

We pay a monthly retainer of $5,000 for our Chief Financial Officer. We will also make a deferred cash payment to him upon completion of our initial business combination or liquidation, whichever occurs first. Additionally, we will issue Class A ordinary shares to him upon completion of our initial business combination. This deferred cash payment and the number of Class A ordinary shares to be issued will be based on an hourly rate for his services and the actual hours of service performed. Any deferred cash payment will not be claimed against the trust account.

Our sponsors, officers and directors, or any of their respective affiliates, are reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsors, officers, directors or our or any of their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of reasonable out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In order to finance transaction costs in connection with an intended initial business combination, our sponsors or affiliates of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsors. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsors or affiliates of our sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Prior to our IPO, we entered into forward purchase agreements pursuant to which the anchor investors (including an affiliate of Fortress Mosaic Sponsor LLC) agreed to purchase the forward purchase shares in a private placement to occur concurrently with the closing of our initial business combination.

In connection with the forward purchase shares sold to the anchor investors, the sponsors received (by way of an adjustment to their existing Class F Shares) an aggregate number of additional Class F Shares equal to one ninth of the aggregate number of forward purchase shares sold to the anchor investors.

If the last reported sale price of the Class A ordinary shares is less than $11.00 (as adjusted for share splits, share combinations and the like) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the first anniversary of our initial business combination, each anchor investor may purchase from the sponsors, at a price per Class A ordinary share of $0.01, a number of contingent call shares no greater than (a) the number of forward purchase shares issued and sold to such anchor investor less any forward purchase shares sold by such anchor investor prior to its exercise of the right to purchase such contingent call shares divided by (b) 18 (as adjusted for share splits, share combinations and the like).

The forward purchase agreements also provide that the anchor investors are entitled to a right of first offer with respect to any proposed sale of additional equity or equity-linked securities by us for capital raising purposes in connection with the closing of our initial business combination (other than forward purchase shares) and registration rights with respect to their forward purchase securities. The forward purchase agreements provide that prior to our initial business combination each anchor investor has the right to designate one individual to be, at its election, either elected as a member of our board of directors or a non-voting observer of our board of directors.

Related Person Transactions Policy

Prior to the IPO, we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a Related Person Transactions Policy. A copy of our Related Person Transactions Policy is available on our website. A “related person transaction” is a transaction or arrangement or series of transactions or arrangements in which we participate (whether or not we are a party) and a related person has a direct or indirect material interest in such transaction. Our audit committee will review and approve or ratify all relationships and related person transactions between us and (i) our directors, director nominees or executive officers, (ii) any 5% record or beneficial owner of our ordinary shares or (iii) any immediate family member of any person specified in (i) and (ii) above. The audit committee will review all related person transactions and, where the audit committee determines that such transactions are in our best interests, approve such transactions in advance of such transaction being given effect.

As set forth in the Related Person Transactions Policy, in the course of its review and approval or ratification of a related party transaction, the audit committee will, in its judgment, consider in light of the relevant facts and circumstances whether the transaction is, or is not inconsistent with, our best interests, including consideration of various factors enumerated in the policy.

Any member of the audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the discussions or approval or ratification of the transaction. Our policy also includes certain exceptions for transactions that need not be reported and provides the audit committee with the discretion to pre-approve certain transactions.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our board of directors has determined that each of Eugene I. Davis, Andrew A. McKnight and Joshua A. Pack is independent under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm WithumSmith+Brown, PC since inception include:

For the Year Ended December 31, 2017
Audit Fees(1)	$57,500
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—

Total	$57,500

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our registration statements on Form S-1 related to our IPO and review of the financial information included in our Form 10-Q for the period ended September 30, 2017.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from July 26, 2017 (inception) to December 31, 2017.
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for fees for professional services related to tax compliance, tax planning or tax advice for the period from July 26, 2017 (inception) to December 31, 2017.
(4)	All other fees consist of fees billed for all other services. We did not pay Withum for other services for the period from July 26, 2017 (inception) to December 31, 2017.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on October 13, 2017).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference with Exhibit 4.2 filed to the Company’s registration statement on Form S-1/A filed by the Registrant on October 13, 2017).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on October 13, 2017).

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 filed with the Company’s current report on Form 8-K filed by the Registrant on October 23, 2017).

10.1	Form of Promissory Note, issued to Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on October 13, 2017).

10.2	Letter Agreement among the Registrant and its officers, directors and Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on October 23, 2017).

10.3	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on October 23, 2017).

10.4	Registration Rights Agreement among the Registrant and certain securityholders (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on October 23, 2017).

10.5	Form of Securities Subscription Agreement among the Registrant, Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on October 13, 2017).

10.6	Form of Private Placement Warrants Purchase Agreement among the Registrant, mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (incorporated by reference to Exhibit 10.6 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on October 13, 2017).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on October 13, 2017).

10.8	Office Space and Related Services Agreement between the Registrant and Mosaic Sponsor, LLC (incorporated by reference to Exhibit 10.8 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on October 13, 2017).

10.9	Form of Forward Purchase Agreement among the Registrant, Mosaic Sponsor, LLC, Fortress Mosaic Sponsor LLC and the investor listed as the purchaser on the signature page thereof (incorporated by reference to Exhibit 10.9 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on October 13, 2017).

10.10	Services Agreement of William H. Mitchell among CFO Bullpen LLC, William H. Mitchell and the Registrant (incorporated by reference to Exhibit 10.13 filed on the Company’s current report on Form 8-K filed by the Registrant on October 23, 2017).

24	Power of Attorney (included on signature page of this Annual Report).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 28th day of March, 2018.

Mosaic Acquisition Corp.

By:	/s/ David M. Maura
Name: David M. Maura
Title: Chief Executive Officer

POWERS OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of David M. Maura and William H. Mitchell, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K (including all pre-effective and post-effective amendments and registration statements filed pursuant to Rule 462 under the Securities Act of 1933), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ David M. Maura David M. Maura	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2018

/s/ William H. Mitchell William H. Mitchell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2018

/s/ Eugene I. Davis Eugene I. Davis	Director	March 28, 2018

/s/ Tyler S. Kolarik Tyler S. Kolarik	Director	March 28, 2018

/s/ Andrew A. McKnight Andrew A. McKnight	Director	March 28, 2018

/s/ Joshua A. Pack Joshua A. Pack	Director	March 28, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mosaic Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mosaic Acquisitions Corp. (the ‘‘Company’’) as of December 31, 2017, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 26, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the ‘‘financial statements’’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from July 26, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (‘‘PCAOB’’) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

New York, New York

March 28, 2018

MOSAIC ACQUISITION CORP.

BALANCE SHEET

As of December 31, 2017

Assets:
Current assets:
Cash	$928,388
Prepaid expenses	293,423

Total current assets	1,221,811
Cash held in Trust Account	345,000,000

Total assets	$346,221,811

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$93,876
Accrued expenses	5,000
Accrued expenses—related parties	42,915

Total current liabilities	141,791
Deferred underwriting commissions	12,075,000

Total liabilities	12,216,791
Commitments
Class A ordinary shares, $0.0001 par value; 32,900,501 shares subject to possible redemption	329,005,010
Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,599,499 issued and outstanding	160
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	5,215,674
Accumulated deficit	(216,687)

Total shareholders’ equity	5,000,010

Total Liabilities and Shareholders’ Equity	$346,221,811

The accompanying notes are an integral part of these financial statements.

MOSAIC ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the period from July 26, 2017 (inception) through December 31, 2017

Formation and operating costs	$216,687

Net loss	$(216,687)

Weighted average shares outstanding of Class A ordinary shares	34,500,000
Basic and diluted net loss per share, Class A	$—

Weighted average shares outstanding of Class F ordinary shares	8,625,000
Basic and diluted net loss per share, Class F	$(0.03)

The accompanying notes are an integral part of these financial statements.

MOSAIC ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the period from July 26, 2017 (inception) through December 31, 2017

	Ordinary shares						Total Shareholders’ Equity
	Class A		Class F		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - July 26, 2017 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class F ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, net of offering costs	34,500,000	3,450	—	—	325,293,256	—	325,296,706
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	8,900,001	—	8,900,001
Ordinary shares subject to possible redemption	(32,900,501)	(3,290)	—	—	(329,001,720)	—	(329,005,010)
Net loss	—	—	—	—	—	(216,687)	(216,687)

Balance - December 31, 2017	1,599,499	$160	8,625,000	$863	$5,215,674	$(216,687)	$5,000,010

The accompanying notes are an integral part of these financial statements.

MOSAIC ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the period from July 26, 2017 (inception) through December 31, 2017

Cash Flows from Operating Activities:
Net loss	$(216,687)
Changes in operating assets and liabilities:
Prepaid expenses	(293,423)
Accounts payable	93,876
Accrued expenses	5,000
Accrued expenses - related parties	42,915

Net cash used in operating activities	(368,319)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class F ordinary shares to Sponsors	25,000
Proceeds received under loan from related parties	100,000
Repayment of loan from related parties	(100,000)
Proceeds received from initial public offering, net of offering costs	337,371,706
Proceeds received from private placement	8,900,001

Net cash provided by financing activities	346,296,707

Net change in cash	928,388
Cash - beginning of the period	—

Cash - end of the period	$928,388

Supplemental disclosure of noncash transactions:
Deferred underwriting commissions in connection with the initial public offering	$12,075,000

Value of Class A ordinary shares subject to possible redemption	$329,005,010

The accompanying notes are an integral part of these financial statements.

MOSAIC ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the period from July 26, 2017 (inception) through December 31, 2017

Note 1. Description of Organization and Business Operations

Mosaic Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on July 26, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“business combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

All activity from July 26, 2017 (inception) through December 31, 2017 relates to the Company’s formation, completion of the initial public offering (“Initial Public Offering”), forward purchase agreement, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate described below. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on October 18, 2017. On October 23, 2017, the Company consummated its IPO of 34,500,000 units (“units”), including the issuance of 4,500,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per unit, generating gross proceeds of $345 million and incurring offering costs of approximately $19.7 million, inclusive of $12.075 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the IPO, the Company consummated the private placement (“private placement”) of 5,933,334 warrants (the “private placement warrants”), at a price of $1.50 per private placement warrant, with the Company’s sponsors, Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (each a “sponsor” and, together, the “sponsors”), generating gross proceeds of $8.9 million (Note 4).

Upon the closing of the IPO and private placement, $345 million ($10.00 per unit) of the aggregate net proceeds of the sale of the units in the IPO and the Private Placement was placed in a U.S.-based trust account (“Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Beginning in January 2018, the proceeds held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

At December 31, 2017, the Company had approximately $928,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide its shareholders of Class A ordinary shares (“public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of a business combination either (i) in connection with a shareholder meeting called to approve the business

MOSAIC ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the period from July 26, 2017 (inception) through December 31, 2017 combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other legal reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public shareholders will be entitled to redeem their Class A ordinary shares for a pro rata portion of the amount then in the trust account (initially approximately $10.00 per share) plus any pro rata interest earned on the funds held in the trust account and not previously released to the Company to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay for the Company’s tax obligations. The per-share amount to be distributed to public shareholders who redeem their Class A ordinary shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Class A ordinary shares are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and a majority of the shares voted are voted in favor of the business combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a business combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Class A ordinary shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a business combination, the initial shareholders (as defined below) have agreed to vote their founder shares (as defined in Note 5) and any Class A ordinary shares purchased during or after the IPO in favor of a business combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their founder shares and Class A ordinary shares in connection with the completion of a business combination.

In addition, certain institutional and accredited investors (“anchor investors”) have entered into forward purchase agreements with the Company, pursuant to which the anchor investors agreed to purchase an aggregate of 15,789,474 Class A ordinary shares, at a purchase price of $9.50 per Class A ordinary share (for an aggregate amount of approximately $150 million), in a private placement to occur concurrently with the closing of the initial business combination (“forward purchase agreements”). The obligations under the forward purchase agreements do not depend on whether any Class A ordinary shares are redeemed by the public shareholders. In connection with these agreements, if the last reported sale price of the Class A ordinary shares is less than $11.00 (as adjusted for share splits, share combinations and the like) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the first anniversary of the initial business combination, each anchor investor may purchase from the sponsors, at a price per Class A ordinary share of $0.01, a number of Class A ordinary shares (“contingent call shares”) no greater than (a) the number of forward purchase shares issued and sold to such anchor investor less any forward purchase shares sold by such anchor investor prior to its exercise of the right to purchase such contingent call shares divided by (b) 18 (as adjusted for share splits, share combinations and the like).

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the IPO, without the prior consent of the Company.

MOSAIC ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the period from July 26, 2017 (inception) through December 31, 2017

The Company’s sponsors, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Class A ordinary shares if the Company does not complete a business combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a business combination within 24 months from the closing of the IPO, or 27 months from the closing of the IPO if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the IPO (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Class A ordinary shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Class A ordinary shares for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro-rata interest earned on the funds held in the trust account and not previously released to the Company to fund working capital requirements, subject to an annual limit of $750,000, or to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

The initial shareholders agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a business combination within the combination period. However, if the initial shareholders should acquire Class A ordinary shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such Class A ordinary shares if the Company fails to complete a business combination within the combination period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the trust account in the event the Company does not complete a business combination within the combination period and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the Company’s Class A ordinary shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only $10.00 per share initially held in the trust account (or less than that in certain circumstances). In order to protect the amounts held in the trust account, the sponsors have agreed to be liable to the Company, jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the sponsors will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

On December 5, 2017, the Company announced that the holders of the Company’s units may elect to separately trade the Class A ordinary shares and warrants comprising the units commencing on December 8, 2017. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “MOCS.U,” and each of the Class A ordinary shares and warrants that are separated will trade on the New York Stock Exchange under the symbols “MOSC” and “MOSC.WS,” respectively.

MOSAIC ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the period from July 26, 2017 (inception) through December 31, 2017

Liquidity

As of December 31, 2017, the Company had approximately $928,000 in its operating bank account and working capital of approximately $1.1 million.

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of the sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of consummation of a business combination or one year from the issuance of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective merger or acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statement is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

MOSAIC ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the period from July 26, 2017 (inception) through December 31, 2017

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO totaled approximately $19.7 million, inclusive of $12.075 million in deferred underwriting commissions. Offering costs were charged to shareholders’ equity upon the completion of the IPO in October 2017.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2017, 32,900,501 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

MOSAIC ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the period from July 26, 2017 (inception) through December 31, 2017

Net Loss per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering (including consummation of the over-allotment) and Private Placement to purchase an aggregate of 17,433,334 Class A ordinary shares in the calculation of diluted loss per share, since inclusion would be anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable income taxes, franchise taxes and funds available to be withdrawn from the Trust for working capital purposes, by weighted average number of Class A ordinary shares outstanding for the period from original issuance of Class A common stock through December 31, 2017. Net income (loss) per common share, basic and diluted for Class F common shares is calculated by dividing the net income (loss), less income attributable to Class A Common Stock, by the weighted average number of Class F common shares outstanding for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s balance sheet.

Note 3. Initial Public Offering

On October 23, 2017, the Company sold 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at a price of $10.00 per unit in the IPO. Each unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4. Private Placement

Concurrently with the closing of the IPO, the sponsors purchased an aggregate of 5,933,334 private placement warrants, generating gross proceeds of $8.9 million in the aggregate in a private placement. Each private placement warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the private placement warrants were added to the proceeds from the IPO held in the trust account. If the Company does not complete a business combination within the combination period, the private placement warrants will expire worthless.

MOSAIC ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the period from July 26, 2017 (inception) through December 31, 2017

Note 5. Related Party Transactions

Founder Shares

On October 23, 2017, the Company issued an aggregate of 8,625,000 shares of Class F ordinary shares to the sponsors (the “founder shares”) in exchange for an aggregate capital contribution of $25,000, with each sponsor purchasing an equal number of founder shares. The sponsors agreed to forfeit an aggregate of up to 1,125,000 founder shares to the extent that the over-allotment option is not exercised in full by the underwriters. On October 23, 2017, the underwriters exercised their over-allotment option. As a result, the 1,125,000 founder shares were no longer subject to forfeiture. The founder shares will automatically convert into Class A ordinary shares upon the consummation of a business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment (see Note 7).

The initial shareholders agreed not to transfer, assign or sell any of their founder shares until the earliest of (a) one year after the completion of the initial business combination, (b) subsequent to the initial business combination, if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (C) following the completion of the initial business combination, such future date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Forward Purchase Agreements

The Company entered into forward purchase agreements with anchor investors (including an affiliate of Fortress Mosaic Sponsor LLC), pursuant to which the anchor investors agreed to purchase an aggregate of 15,789,474 Class A ordinary shares at a purchase price of $9.50 multiplied by the number of Class A ordinary shares purchased (“forward purchase shares”), or approximately $150,000,000 in the aggregate, in a private placement to occur concurrently with the closing of the initial business combination.

In connection with the forward purchase shares sold to the anchor investors, the sponsors will receive (by way of an adjustment to their existing founder shares) an aggregate number of additional founder shares equal to one ninth of the aggregate number of forward purchase shares sold to the anchor investors.

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

MOSAIC ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the period from July 26, 2017 (inception) through December 31, 2017

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

Promissory Note—Related Party

The sponsors loaned the Company an aggregate of $100,000 to cover expenses related to the IPO pursuant to a promissory note. The loan was non-interest bearing, unsecured and due on the earlier of March 31, 2018 or the closing of the IPO. The Company repaid the promissory note on October 23, 2017.

Office Space and Related Support Services

Effective October 18, 2017, the Company entered into an agreement with an affiliate of one of the sponsors a monthly fee of $16,875 for office space and related support services.

On October 18, 2017, the Company agreed to pay a monthly fee of $5,000 for its Chief Financial Officer (“CFO”) commencing on the closing of the IPO, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of its initial business combination or liquidation, whichever occurs first. In addition, the Company also agreed to pay its CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the trust account. Additionally, the Company will issue Class A ordinary shares to him upon completion of the Company’s initial business combination (“Equity Compensation”). The number of Class A ordinary shares to be issued is determined in accordance with an agreed formula, which is estimated to be 3,142 shares as of December 31, 2017. The Company is not obligated to issue the Equity Compensation if no business combination is consummated. The equity compensation fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of December 31, 2017.

As of December 31, 2017, the Company had incurred approximately $58,000 in expense including approximately $43,000 in accrued expenses for services provided by related parties in connection with the aforementioned agreements.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of either sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to the Company as may be required. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants.

MOSAIC ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the period from July 26, 2017 (inception) through December 31, 2017

Note 6. Commitments & Contingencies

Registration Rights

The holders of the founder shares and private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 4,500,000 additional units to cover over-allotments, if any, at the price paid by the underwriters in the IPO. The underwriters exercised this over-allotment in full concurrently with the closing of the IPO.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of the IPO. Additionally, a deferred underwriting discount of $0.35 per unit, or $12.075 million in the aggregate will be payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Note 7. Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2017, there were 34,500,000 shares of Class A ordinary shares issued and outstanding, including 32,900,501 shares of Class A ordinary shares subject to possible redemption.

Class F Ordinary Shares—The Company is authorized to issue 20,000,000 shares of founder shares with a par value of $0.0001 per share. Holders of the Company’s founder shares are entitled to one vote for each share on each matter on which they are entitled to vote. The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial business combination on a one-for-one basis. As of December 31, 2017, there were 8,625,000 shares of founder shares outstanding.

Holders of the founder shares will have the right to elect all of the Company’s directors prior to the initial business combination and each director will need to receive the vote of two-third of the outstanding founder shares in order to be elected. Otherwise, holders of Class A ordinary shares and founder shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law or the applicable rules of the New York Stock Exchange then in effect.

MOSAIC ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the period from July 26, 2017 (inception) through December 31, 2017

Founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the initial business combination, the ratio at which the founder shares shall convert into Class A ordinary shares will be adjusted (unless the holders of two-thirds of the outstanding founder shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and excluding forward purchase shares sold to the anchor investors. The conversion ratio of the founder shares into Class A ordinary shares will be further adjusted in connection with the forward purchase shares sold to the anchor investors such that the sponsors will receive upon the closing of our initial business combination an aggregate number of additional Class A ordinary shares equal to one ninth of the aggregate number of forward purchase shares sold to the anchor investors.

Preferred Shares—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2017, there are no preferred shares issued or outstanding.

Warrants—Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a business combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a business combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

The private placement warrants are identical to the warrants underlying the units sold in the IPO, except that the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial shareholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants.

The Company may call the warrants for redemption:

1.	For cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

MOSAIC ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the period from July 26, 2017 (inception) through December 31, 2017

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

If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

Note 8. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 28, 2018, the date that the financial statements were available to be issued.

MOSAIC ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the period from July 26, 2017 (inception) through December 31, 2017

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.