Form 10-Q
period 2018-03-31
Mosaic Acquisition Corp.
filed 2018-05-14
CIK 1713952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

MOSAIC ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-38246	98-1380306
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

375 Park Avenue Suite 2607, New York, NY	10152
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2018, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MOSAIC ACQUISITION CORP.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOSAIC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets:
Current assets:
Cash	$766,518	$928,388
Prepaid expenses	301,741	293,423

Total current assets	1,068,259	1,221,811
Cash and marketable securities held in Trust Account	346,164,821	345,000,000

Total Assets	$347,233,080	$346,221,811

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$128,862	$93,876
Accrued expenses	20,000	5,000
Accrued expenses—related parties	45,818	42,915

Total current liabilities	194,680	141,791
Deferred underwriting commissions	12,075,000	12,075,000

Total liabilities	12,269,680	12,216,791
Commitments
Class A ordinary shares, $0.0001 par value; 32,996,339 and 32,900,501 shares subject to possible redemption at March 31, 2018 and December 31, 2017, respectively	329,963,390	329,005,010
Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,503,661 and 1,599,499 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	150	160
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	863	863
Additional paid-in capital	4,257,305	5,215,674
Retained earnings (accumulated deficit)	741,692	(216,687)

Total shareholders’ equity	5,000,010	5,000,010

Total Liabilities and Shareholders’ Equity	$347,233,080	$346,221,811

The accompanying notes are an integral part of these condensed financial statements.

MOSAIC ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2018

(Unaudited)

General and administrative expenses	$206,442

Loss from operations	(206,442)
Interest income	1,164,821

Net income	$958,379

Weighted average shares outstanding of Class A ordinary shares	34,500,000

Basic and diluted net income per share, Class A	$0.03

Weighted average shares outstanding of Class F ordinary shares	9,351,389

Basic and diluted net income per share, Class F	$—

The accompanying notes are an integral part of these condensed financial statements.

MOSAIC ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$958,379
Adjustments to reconcile net income to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(1,164,821)
Changes in operating assets and liabilities:
Prepaid expenses	(8,317)
Accounts payable	34,986
Accrued expenses	15,000
Accrued expenses—related parties	2,903

Net cash used in operating activities	(161,870)

Net change in cash	(161,870)
Cash - beginning of the period	928,388

Cash - end of the period	$766,518

Supplemental disclosure of noncash transactions:
Change in value of Class A ordinary shares subject to possible redemption	$958,380

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

All activity from July 26, 2017 (inception) through March 31, 2018 relates to the Company’s formation, completion of the initial public offering (“Initial Public Offering”), forward purchase agreement, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate described below. The Company has selected December 31 as its fiscal year end.

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

At March 31, 2018, the Company had approximately $767,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

As of March 31, 2018, the Company had approximately $767,000 in its operating bank account and working capital of approximately $874,000.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2017 10-K filed with the SEC on March 28, 2018.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, an aggregate of 32,996,339 and 32,900,501 Class A ordinary shares subject to possible redemption at redemption value at March 31, 2018 and December 31, 2017, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying balance sheets.

Net Income per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net income per common share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 17,433,334 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary share is calculated by dividing the interest income earned on the Trust Account of approximately $958,000, net of funds available to be withdrawn from Trust for working capital purposes of approximately $206,000, by the weighted average number of Class A ordinary share outstanding for the period. Net income per ordinary share, basic and diluted for Class F ordinary share is calculated by dividing the net income, less income attributable to Class A ordinary share of approximately $958,000, by the weighted average number of Class F ordinary share outstanding for the period.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

On October 18, 2017, the Company agreed to pay a monthly fee of $5,000 for its Chief Financial Officer (“CFO”) commencing on the closing of the IPO, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of its initial business combination or liquidation, whichever occurs first. In addition, the Company also agreed to pay its CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the trust account. Additionally, the Company will issue Class A ordinary shares to him upon completion of the Company’s initial business combination (“Equity Compensation”). The number of Class A ordinary shares to be issued is determined in accordance with an agreed formula, which is estimated to be 4,114 shares as of March 31, 2018. The Company is not obligated to issue the Equity Compensation if no business combination is consummated. The equity compensation fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of March 31, 2018.

As of March 31, 2018, since inception the Company had incurred approximately $76,000 in expense including approximately $46,000 in accrued expenses for services provided by related parties in connection with the aforementioned agreements.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7. Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. At March 31, 2018 and December 31, 2017, there were 34,500,000 shares of Class A ordinary shares issued and outstanding, including 32,996,339 and 32,900,501 shares of Class A ordinary shares subject to possible redemption, respectively.

Class F Ordinary Shares—The Company is authorized to issue 20,000,000 shares of founder shares with a par value of $0.0001 per share. Holders of the Company’s founder shares are entitled to one vote for each share on each matter on which they are entitled to vote. The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial business combination on a one-for-one basis. As of March 31, 2018 and December 31, 2017, there were 8,625,000 shares of founder shares outstanding.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred Shares—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2018 and December 31, 2017, there are no preferred shares issued or outstanding.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 26, 2017 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“business combination”). Although we may pursue an acquisition in any industry or geography, we are capitalizing on the ability of our management team and the broader Fortress platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

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

Results of Operations

Our entire activity since inception up to March 31, 2018 related to our formation, commencement of the Initial Public Offering, forward purchase agreement, and, since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2018, we had a net income of approximately $958,000, which consist of approximately $206,000 in general and administrative expenses offset by approximately $1,165,000 in interest income.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2018, we had approximately $767,000 in our operating bank account and working capital of approximately $874,000.

Through March 31, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsors in exchange for the issuance of the founder shares to our sponsors, $100,000 in loans from our sponsors, and the proceeds not held in the trust account which resulted from the consummation of the IPO and the sale of private placement warrants to the Sponsors.

In addition, in order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or a year from the issuance of these financial statements. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

On October 18, 2017, we agreed to pay a monthly fee of $5,000 for our Chief Financial Officer (“CFO”) commencing on the closing of the IPO, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of our initial business combination or liquidation, whichever occurs first. We had also agreed to pay our CFO according to the agreement for services performed prior to the closing of the IPO. Any deferred cash payment will not be claimed against the trust account. Additionally, we will issue Class A ordinary shares to him upon completion of our initial business combination (“Equity Compensation”). The number of Class A ordinary shares to be issued is determined in accordance with an agreed formula, which is estimated to be 4,114 shares as of March 31, 2018. We are not obligated to issue the Equity Compensation if no business combination is consummated.

Since inception, we incurred approximately $76,000 in expense including an accrual of approximately $46,000 in connection with such services as of March 31, 2018.

Critical Accounting Policies and Estimates

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, 32,996,339 and 32,900,501 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

All activity through March 31, 2018 related to our formation and the IPO and identifying and evaluating prospective acquisition targets for an initial business combination. On January 2, 2018, the net proceeds of the IPO and the sale of the private placement warrants held in the trust account were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Prior to 2018, such proceeds were not invested and were held in a non-interest-bearing trust account.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K filed with the SEC on March  28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

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
Date: May 14, 2018