Form 10-Q
period 2018-06-30
Mosaic Acquisition Corp.
filed 2018-08-07
CIK 1713952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MOSAIC ACQUISITION CORP.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOSAIC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$895,671	$928,388
Prepaid expenses	239,790	293,423

Total current assets	1,135,461	1,221,811
Cash and marketable securities held in Trust Account	347,233,916	345,000,000

Total Assets	$348,369,377	$346,221,811

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$929	$93,876
Accrued expenses	—	5,000
Accrued expenses - related parties	41,460	42,915

Total current liabilities	42,389	141,791
Deferred underwriting commissions	12,075,000	12,075,000

Total liabilities	12,117,389	12,216,791

Commitments
Class A ordinary shares, $0.0001 par value; 33,125,198 and 32,900,501 shares subject to possible redemption at June 30, 2018 and December 31, 2017, respectively	331,251,980	329,005,010

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,374,802 and 1,599,499 shares issued and outstanding (excluding 33,125,198 and 32,900,501 shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	137	160
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	863	863
Additional paid-in capital	2,968,727	5,215,674
Retained earnings (accumulated deficit)	2,030,281	(216,687)

Total shareholders’ equity	5,000,008	5,000,010

Total Liabilities and Shareholders’ Equity	$348,369,377	$346,221,811

The accompanying notes are an integral part of these condensed financial statements.

MOSAIC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended	For the six months ended
	June 30, 2018	June 30, 2018
General and administrative expenses	$155,506	$361,948

Loss from operations	(155,506)	(361,948)
Interest income	1,444,095	2,608,916

Net income	$1,288,589	$2,246,968

Weighted average shares outstanding of Class A ordinary shares	34,500,000	34,500,000

Basic and diluted net income per share, Class A	$0.04	$0.07

Weighted average shares outstanding of Class F ordinary shares	8,625,000	8,625,000

Basic and diluted net income per share, Class F	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

MOSAIC ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended
June 30, 2018
Cash Flows from Operating Activities:
Net income	$2,246,968
Adjustments to reconcile net income to net cash used in operating activities:
Interest income in cash and marketable securities held in Trust Account	(2,608,916)
Changes in operating assets and liabilities:
Prepaid expenses	53,633
Accounts payable	(92,947)
Accrued expenses	(5,000)
Accrued expenses - related parties	(1,455)

Net cash used in operating activities	(407,717)

Cash Flows from Investing Activities
Interest released from Trust Account	375,000

Net cash provided by investing activities	375,000

Net change in cash	(32,717)

Cash - beginning of the period	928,388

Cash - end of the period	$895,671

Supplemental disclosure of noncash transactions:
Change in value of Class A ordinary shares subject to possible redemption	$2,246,970

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

All activity from July 26, 2017 (inception) through June 30, 2018 relates to the Company’s formation, completion of the initial public offering (“Initial Public Offering”), forward purchase agreements, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate described below.

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

At June 30, 2018, the Company had approximately $896,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

As of June 30, 2018, the Company had approximately $896,000 in its operating bank account and working capital of approximately $1.1 million.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2017 10-K filed with the SEC on March 28, 2018.

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

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Income taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, an aggregate of 33,125,198 and 32,900,501 Class A ordinary shares subject to possible redemption at redemption value at June 30, 2018 and December 31, 2017, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying balance sheets.

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

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary share for the three and six months ended June 30, 2018 are calculated by dividing the interest income earned on the Trust Account of approximately $1.4 million and $2.6 million, net of funds available to be withdrawn from Trust for working capital and tax payable purposes (subject to an annual limit of $750,000), resulted in a total of approximately $1.3 million and approximately $2.2 million, respectively, by the weighted average number of Class A ordinary share outstanding for the period. Net income per ordinary share, basic and diluted for Class F ordinary share for the three and six months ended June 30, 2018 are calculated by dividing the net income, less income attributable to Class A ordinary share of approximately $1.3 million and $2.2 million, respectively, by the weighted average number of Class F ordinary shares outstanding for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. At June 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Office Space and Related Support Services

Effective October 18, 2017, the Company entered into an agreement with an affiliate of one of the sponsors a monthly fee of $16,875 for office space and related support services.

On October 18, 2017, the Company agreed to pay a monthly fee of $5,000 for its Chief Financial Officer (“CFO”) commencing on the closing of the IPO, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of its initial business combination or liquidation, whichever occurs first. In addition, the Company also agreed to pay its CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the trust account. Additionally, the Company will issue Class A ordinary shares to him upon completion of the Company’s initial business combination (“Equity Compensation”). The number of Class A ordinary shares to be issued is determined in accordance with an agreed formula, which is estimated to be 4,693 shares as of June 30, 2018. The Company is not obligated to issue the Equity Compensation if no business combination is consummated. The equity compensation fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of June 30, 2018.

The Company had incurred approximately $61,000 and $130,000 in expenses during the three and six months ended June 30, 2018 as reflected in the accompanying Statements of Operations for services provided by related parties in connection with these aforementioned agreements with related parties. An aggregate of $41,460 in fees for these services was accrued as of June 30, 2018 as reflected in the accompanying Balance Sheet.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of either sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to the Company as may be required. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. There were no Working Capital Loans outstanding as of June 30, 2018 and December 31, 2017.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7. Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. At June 30, 2018 and December 31, 2017, there were 34,500,000 shares of Class A ordinary shares issued and outstanding, including 33,125,198 and 32,900,501 shares of Class A ordinary shares subject to possible redemption, respectively.

Class F Ordinary Shares—The Company is authorized to issue 20,000,000 founder shares with a par value of $0.0001 per share. Holders of the Company’s founder shares are entitled to one vote for each share on each matter on which they are entitled to vote. The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial business combination on a one-for-one basis. As of June 30, 2018 and December 31, 2017, there were 8,625,000 shares of founder shares outstanding.

Holders of the founder shares will have the right to elect all of the Company’s directors prior to the initial business combination and each director will need to receive the vote of two-thirds of the outstanding founder shares in order to be elected. Otherwise, holders of Class A ordinary shares and founder shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law or the applicable rules of the New York Stock Exchange then in effect.

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

Preferred Shares—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2018 and December 31, 2017, there are no preferred shares issued or outstanding.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and marketable securities held in Trust Account	$347,233,916	$—	$—

Approximately $470 of the balance in the Trust Account was held in cash as of June 30, 2018. As of December 31, 2017, the total balance of $345,000,000 in the Trust Account was held in cash.

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

Upon the closing of the IPO and private placement, $345 million ($10.00 per Unit) of the aggregate net proceeds of the sale of the units in the IPO and the private placement was placed in a U.S.-based trust account (“trust account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Beginning in January 2018, the proceeds held in the trust account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) our failure to consummate a business combination within 24 months from the closing of the IPO, or 27 months from the closing of the IPO if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the IPO (the “combination period”).

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

Results of Operations

Our entire activity since inception up to June 30, 2018 related to our formation, commencement of the Initial Public Offering, forward purchase agreement, and, since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2018, we had a net income of approximately $1.3 million, which consist of approximately $156,000 in general and administrative expenses offset by approximately $1.4 million in interest income.

For the six months ended June 30, 2018, we had a net income of approximately $2.2 million, which consist of approximately $362,000 in general and administrative expenses offset by approximately $2.6 million in interest income.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at June 30, 2018, we had approximately $896,000 in our operating bank account and working capital of approximately $1.1 million.

Through June 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsors in exchange for the issuance of the founder shares to our sponsors, $100,000 in loans from our sponsors, and the proceeds not held in the trust account which resulted from the consummation of the IPO and the sale of private placement warrants to the Sponsors, and the interest released to use from Trust Account of $375,000 in April 2018.

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

Promissory Note—Related Party

The sponsors had loaned us an aggregate of $100,000 to cover expenses related to the IPO pursuant to a promissory note. The loan was non-interest bearing, unsecured and due on the earlier of June 30, 2018 or the closing of the IPO. We repaid the promissory note on October 23, 2017.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of either sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to us as may be required. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. There were no Working Capital Loans outstanding as of June 30, 2018 and December 31, 2017.

Office Space and Related Support Services

Effective October 18, 2017, we entered into an agreement with an affiliate of one of our sponsors a monthly fee of $16,875 for office space and related support services.

On October 18, 2017, we agreed to pay a monthly fee of $5,000 for our Chief Financial Officer (“CFO”) commencing on the closing of the IPO, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of our initial business combination or liquidation, whichever occurs first. We had also agreed to pay our CFO according to the agreement for services performed prior to the closing of the IPO. Any deferred cash payment will not be claimed against the trust account. Additionally, we will issue Class A ordinary shares to him upon completion of our initial business combination (“Equity Compensation”). The number of Class A ordinary shares to be issued is determined in accordance with an agreed formula, which is estimated to be 4,693 shares as of June 30, 2018. We are not obligated to issue the Equity Compensation if no business combination is consummated.

We had incurred approximately $61,000 and $130,000 in expenses during the three and six months ended June 30, 2018 as reflected in the accompanying Statements of Operations for services provided by related parties in connection with these aforementioned agreements with related parties. An aggregate of $41,460 in fees for these services was accrued as of June 30, 2018 as reflected in the accompanying Balance Sheet.

Critical Accounting Policies and Estimates

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, 33,125,198 and 32,900,501 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

All activity through June 30, 2018 related to our formation and the IPO and identifying and evaluating prospective acquisition targets for an initial business combination. On January 2, 2018, the net proceeds of the IPO and the sale of the private placement warrants held in the trust account were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Prior to 2018, such proceeds were not invested and were held in a non-interest-bearing trust account.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 7, 2018