Form 10-Q
period 2018-09-30
Mosaic Acquisition Corp.
filed 2018-11-08
CIK 1713952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 8, 2018, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MOSAIC ACQUISITION CORP.

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2018 and for the period from July 26, 2017 (inception) through September 30, 2017 (Unaudited)	2

	Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and for the period from July 26, 2017 (inception) through September 30, 2017 (Unaudited)	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOSAIC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$986,401	$928,388
Prepaid expenses	173,924	293,423

Total current assets	1,160,325	1,221,811
Cash and marketable securities held in Trust Account	348,672,786	345,000,000

Total Assets	$349,833,111	$346,221,811

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,217	$93,876
Accrued expenses	—	5,000
Accrued expenses - related parties	35,783	42,915

Total current liabilities	37,000	141,791
Deferred underwriting commissions	12,075,000	12,075,000

Total liabilities	12,112,000	12,216,791

Commitments
Class A ordinary shares, $0.0001 par value; 33,272,111 and 32,900,501 shares subject to possible redemption at September 30, 2018 and December 31, 2017, respectively	332,721,110	329,005,010

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,227,889 and 1,599,499 shares issued and outstanding (excluding 33,272,111 and 32,900,501 shares subject to possible redemption) at September 30, 2018 and December 31, 2017, respectively	123	160
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	863	863
Additional paid-in capital	1,499,611	5,215,674
Retained earnings (accumulated deficit)	3,499,404	(216,687)

Total shareholders’ equity	5,000,001	5,000,010

Total Liabilities and Shareholders’ Equity	$349,833,111	$346,221,811

The accompanying notes are an integral part of these condensed financial statements.

MOSAIC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2018	For the nine months ended September 30, 2018	For the period from July 26, 2017 (inception) through September 30, 2017
General and administrative expenses	$157,497	$519,445	$56,086

Loss from operations	(157,497)	(519,445)	(56,086)
Interest income	1,626,620	4,235,536	—

Net income (loss)	$1,469,123	$3,716,091	$(56,086)

Weighted average shares outstanding of Class A ordinary shares	34,500,000	34,500,000	—

Basic and diluted net income (loss) per share, Class A	$0.04	$0.11	—

Weighted average shares outstanding of Class F ordinary shares	8,625,000	8,625,000	8,625,000

Basic and diluted net income (loss) per share, Class F	$0.00	$0.00	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

MOSAIC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2018	For the period from July 26, 2017 (inception) through September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$3,716,091	$(56,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest income in cash and marketable securities held in Trust Account	(4,235,536)	—
Changes in operating assets and liabilities:
Prepaid expenses	119,499	—
Accounts payable	(92,659)	—
Accrued expenses	(5,000)	271,166
Accrued expenses - related parties	(7,132)	23,265

Net cash provided by (used in) operating activities	(504,737)	238,345

Cash Flows from Investing Activities
Interest released from Trust Account	562,750	—
Proceeds from issuance of Class F ordinary shares to Sponsors	—	25,000
Proceeds received under loan from related parties	—	100,000
Payment of offering costs	—	(331,264)

Net cash provided by (used in) investing activities	562,750	(206,264)

Net change in cash	58,013	32,081

Cash - beginning of the period	928,388	—

Cash - end of the period	$986,401	$32,081

Supplemental disclosure of noncash transactions:
Change in value of Class A ordinary shares subject to possible redemption	$3,716,100	$—

Offering costs included in accounts payable	$—	$57,500

Offering costs included in accrued expenses	$—	$205,000

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

All activity from July 26, 2017 (inception) through September 30, 2018 relates to the Company’s formation, completion of the initial public offering (“Initial Public Offering”), entering into forward purchase agreements, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate described below.

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

At September 30, 2018, the Company had approximately $986,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide its shareholders of Class A ordinary shares (“public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of a business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other legal reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public shareholders will be entitled to redeem their Class A ordinary shares for a pro rata portion of the amount then in the trust account (initially approximately $10.00 per share) plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay for the Company’s tax obligations. As of September 30, 2018, the Company has withdrawn an aggregate of approximately $563,000 of interest earned on funds held in Trust Account for working capital purposes. The per-share amount to be distributed to public shareholders who redeem their Class A ordinary shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Class A ordinary shares are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and a majority of the shares voted are voted in favor of the business combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a business combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Class A ordinary shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a business combination, the initial shareholders (as defined below) have agreed to vote their founder shares (as defined in Note 5) and any Class A ordinary shares purchased during or after the IPO in favor of a business combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their founder shares and Class A ordinary shares in connection with the completion of a business combination.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In connection with the redemption of 100% of the Company’s outstanding Class A ordinary shares for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro-rata interest earned on the funds held in the trust account and not previously released to the Company to fund working capital requirements, subject to an annual limit of $750,000, or to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses). The Company withdrew interest earned from funds held in the Trust Account of approximately $563,000 during the nine months ended September 30, 2018 for working capital purposes.

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

Liquidity and Going Concern

As of September 30, 2018, the Company had approximately $986,000 in its operating bank account and working capital of approximately $1.1 million.

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of the sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management has not recorded any adjustments to the carrying amounts of assets or liabilities after considering the requirement to liquidate after October 23, 2019 if the Company is unable to complete a Business Combination.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2017 10-K filed with the SEC on March 28, 2018.

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

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, an aggregate of 33,272,111 and 32,900,501 Class A ordinary shares subject to possible redemption at redemption value at September 30, 2018 and December 31, 2017, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s accompanying balance sheets.

Net Income (Loss) per Share

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary share for the three and nine months ended September 30, 2018 are calculated by dividing the interest income earned on the Trust Account of approximately $1.6 million and $4.2 million, net of funds available to be withdrawn from Trust for working capital and tax payable purposes (subject to an annual limit of $750,000), resulted in a total of approximately $1.5 million and approximately $3.7 million, respectively, by the weighted average number of Class A ordinary share outstanding for the period. Net income per ordinary share, basic and diluted for Class F ordinary share for the three and nine months ended September 30, 2018 are calculated by dividing the net income, less income attributable to Class A ordinary share of approximately $1.5 million and $3.7 million, respectively, by the weighted average number of Class F ordinary shares outstanding for the period.

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 17,433,334 Class A ordinary shares in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method at September 30, 2018. At September 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. At September 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On October 18, 2017, the Company agreed to pay a monthly fee of $5,000 for its Chief Financial Officer (“CFO”) commencing on the closing of the IPO, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of its initial business combination or liquidation, whichever occurs first. In addition, the Company also agreed to pay its CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the trust account. Additionally, the Company will issue Class A ordinary shares to him upon completion of the Company’s initial business combination (“Equity Compensation”). The number of Class A ordinary shares to be issued is determined in accordance with an agreed formula, which is estimated to be 5,200 shares as of September 30, 2018. The Company is not obligated to issue the Equity Compensation if no Business Combination is consummated. The equity compensation fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of September 30, 2018.

The Company had incurred approximately $60,000 and $190,000 in expenses during the three and nine months ended September 30, 2018 as reflected in the accompanying Statements of Operations for services provided by related parties in connection with these aforementioned agreements with related parties. An aggregate of approximately $36,000 in fees for these services was accrued as of September 30, 2018 as reflected in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of either sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to the Company as may be required. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. There were no Working Capital Loans outstanding as of September 30, 2018 and December 31, 2017.

Note 6. Commitments & Contingencies

Registration Rights

The holders of the founder shares and private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7. Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. At September 30, 2018 and December 31, 2017, there were 34,500,000 shares of Class A ordinary shares issued and outstanding, including 33,272,111 and 32,900,501 shares of Class A ordinary shares subject to possible redemption, respectively.

Class F Ordinary Shares—The Company is authorized to issue 20,000,000 founder shares with a par value of $0.0001 per share. Holders of the Company’s founder shares are entitled to one vote for each share on each matter on which they are entitled to vote. The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial business combination on a one-for-one basis. As of September 30, 2018 and December 31, 2017, there were 8,625,000 shares of founder shares outstanding.

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

Preferred Shares—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2018 and December 31, 2017, there are no preferred shares issued or outstanding.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and marketable securities held in Trust Account	$348,672,786	$—	$—

None of the balance in the Trust Account was held in cash as of September 30, 2018. As of December 31, 2017, the total balance of $345,000,000 in the Trust Account was held in cash.

Note 9. Subsequent Event

The company has filed a petition for a domestic relocation of incorporation from the Cayman Islands to Delaware, United States. The domestication will require the company to file tax returns and pay certain taxes in the United States which may have a material effect on the financial statements. Taxes paid by the company are a permitted additional reduction of earned interest income under the shareholder agreement.

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

Results of Operations

Our entire activity since inception up to September 30, 2018 related to our formation, commencement of the Initial Public Offering, entering into forward purchase agreement, and, since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2018, we had a net income of approximately $1.5 million, which consist of approximately $157,000 in general and administrative expenses offset by approximately $1.6 million in interest income.

For the nine months ended September 30, 2018, we had a net income of approximately $3.7 million, which consist of approximately $519,000 in general and administrative expenses offset by approximately $4.2 million in interest income.

For the period from July 26, 2017 (inception) through September 30, 2017, we had a net loss of approximately $56,000, which consist of general and administrative costs related to our formation. We incurred offering costs of approximately $594,000 as of September 30, 2017 with regard to the Initial Public Offering.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at September 30, 2018, we had approximately $986,000 in our operating bank account and working capital of approximately $1.1 million.

Through September 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsors in exchange for the issuance of the founder shares to our sponsors, $100,000 in loans from our sponsors, the net offering proceeds not held in the trust account which resulted from the consummation of the IPO and the sale of private placement warrants to the Sponsors, and the interest released from Trust Account of approximately $563,000 for working capital purposes during the nine months ended September 30, 2018.

In addition, in order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management has not recorded any adjustments to the carrying amounts of assets or liabilities after considering the requirement to liquidate after October 23, 2019 if we are unable to complete a business combination.

Related Party Transactions

Founder Shares

On August 15, 2017, we issued an aggregate of 8,625,000 shares of founder shares o our sponsors (the “founder shares”) in exchange for an aggregate capital contribution of $25,000, with each sponsor purchasing an equal number of founder shares. The sponsors agreed to forfeit an aggregate of up to 1,125,000 founder shares to the extent that the over-allotment option is not exercised in full by the underwriters. On October 23, 2017, the underwriters exercised their over-allotment option. As a result, the 1,125,000 founder shares were no longer subject to forfeiture. The founder shares will automatically convert into Class A ordinary shares upon the consummation of a business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

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

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of either sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to us as may be required. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. There were no Working Capital Loans outstanding as of September 30, 2018 and December 31, 2017.

Office Space and Related Support Services

Effective October 18, 2017, we entered into an agreement with an affiliate of one of our sponsors a monthly fee of $16,875 for office space and related support services.

On October 18, 2017, we agreed to pay a monthly fee of $5,000 for our Chief Financial Officer (“CFO”) commencing on the closing of the IPO, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of our initial business combination or liquidation, whichever occurs first. We had also agreed to pay our CFO according to the agreement for services performed prior to the closing of the IPO. Any deferred cash payment will not be claimed against the trust account. Additionally, we will issue Class A ordinary shares to him upon completion of our initial business combination (“Equity Compensation”). The number of Class A ordinary shares to be issued is determined in accordance with an agreed formula, which is estimated to be 5,200 shares as of September 30, 2018. We are not obligated to issue the Equity Compensation if no business combination is consummated.

We had incurred approximately $60,000 and $190,000 in expenses during the three and nine months ended September 30, 2018 as reflected in the accompanying Statements of Operations for services provided by related parties in connection with these aforementioned agreements with related parties. An aggregate of approximately $36,000 in fees for these services was accrued as of September 30, 2018 as reflected in the accompanying balance sheet.

Critical Accounting Policies and Estimates

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, 33,272,111 and 32,900,501 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We anticipate our first presentation of changes in shareholders’ equity will be included in our Form 10-Q for the quarter ended March 31, 2019.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

All activity through September 30, 2018 related to our formation and the IPO and identifying and evaluating prospective acquisition targets for an initial business combination. On January 2, 2018, the net proceeds of the IPO and the sale of the private placement warrants held in the trust account were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Prior to 2018, such proceeds were not invested and were held in a non-interest-bearing trust account.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2018