Form 10-K
period 2018-12-31
Mosaic Acquisition Corp.
filed 2019-03-18
CIK 1713952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

Commission File Number 001-38246

Mosaic Acquisition Corp.

(Exact name of Registrant as specified in its Charter)

Delaware	98-1380306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Park Avenue, New York, NY	10152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 763-0153

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one warrant	New York Stock Exchange New York Stock Exchange
Class A common stock included as part of the units	New York Stock Exchange
Warrants included as part of the units

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

		Emerging growth company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☒    NO  ☐

At June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was $333,960,000 (based on the closing sales price of the ordinary shares on June 30, 2018 of $9.68).

As of March 18, 2019, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class F common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this Annual Report to “we,” “us,” “company” or “our company” are to Mosaic Acquisition Corp., a Delaware company. References to “management” or our “management team” are to our officers and directors. References to our “sponsors” are to Mosaic Sponsor, LLC, a Delaware limited liability company, and to Fortress Mosaic Sponsor LLC, a Delaware limited liability company, collectively. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

Item 1. Business.

Introduction

We are a blank check company originally incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. Effective December 21, 2018, we changed our jurisdiction of incorporation from Cayman Islands to the State of Delaware. We have reviewed, and continue to review, a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

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

On October 23, 2017, we completed our initial public offering (the “Initial Public Offering”) of 34,500,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $345,000,000. At the Initial Public Offering, each unit consisted of one of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-third of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Concurrently with the completion of the Initial Public Offering, our sponsors purchased an aggregate of 5,933,334 warrants (the “private placement warrants”) at a price of $1.50 per warrant, or $8,900,001 in the aggregate, with each sponsor purchasing an equal number of warrants. The purchase price of the private placement warrants was added to the net proceeds of the Initial Public Offering and placed in a trust account (the “trust account”) such that the trust account held $345,000,000 at the time of closing of the Initial Public Offering. Each whole private placement warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

On December 5, 2017, we announced that, commencing December 8, 2017, holders of the 34,500,000 units sold in the Initial Public Offering may elect to separately trade the Class A ordinary shares and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (the “NYSE”) under the symbol “MOSC.U” and the Class A ordinary shares and warrants that were separated trade under the symbols “MOSC” and “MOSC WS,” respectively.

Upon our domestication in the State of Delaware on December 21, 2018, each of our outstanding Class A ordinary shares and Class F ordinary shares became, by operation of law, one share of Class A common stock or Class F common stock, respectively. Consequently, each holder of a unit, Class A ordinary share, Class F ordinary share or warrant immediately prior to the domestication now holds a unit, share of Class A common stock, share of Class F common stock or warrant representing the same proportional equity interest in the Company as that shareholder held prior to the domestication and representing the same class of security. The Company’s units, common stock and warrants continue to be listed for trading on the NYSE under the symbols “MOSC.U,” “MOSC” and “MOSC WS,” respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments—Domestication pursuant to Section 388 of the DGCL.”

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

In addition, we believe our ability to complete an initial business combination will be enhanced by our having entered into forward purchase agreements pursuant to which the anchor investors (including an affiliate of Fortress Mosaic Sponsor LLC) have agreed to purchase the forward purchase shares in a private placement to occur concurrently with the closing of our initial business combination. The proceeds from the sale of forward purchase shares may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. These purchases will be required to be made regardless of whether any Class A common stock is redeemed by our public stockholders and are intended to provide us with a minimum funding level for our initial business combination.

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

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of approximately $482,925,000 (including $150,000 from a Forward Purchase Agreement) assuming no redemptions and after payment of $12,075,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

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

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•

we issue (other than in a public offering for cash) common stock that will either (a) be equal to or in excess of 20% of the number of shares of Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•

any of our directors, officers or substantial securityholders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or

•	the issuance or potential issuance of shares of common stock will result in our undergoing a change of control.

The Delaware General Corporation Law (the “DGCL”) does not currently require, and we are not aware of any other applicable law that will require, stockholder approval of our initial business combination.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsors, directors, officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with a designated officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsors, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsors, officers, directors, advisors, and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsors, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsors, officers, directors, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsors, officers, directors, advisors or any of their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsors, officers, directors and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsors, officers, directors and/or any of their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our certificate of incorporation:

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

Upon the public announcement of our initial business combination, we and our sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsors, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding Class A common stock voted is voted in favor of the business combination (or, if the applicable rules of the NYSE then in effect require, a majority of the outstanding shares of common stock held by public stockholders are voted in favor of the business transaction). Unless restricted by NYSE rules, a quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding shares of the company representing a majority of the voting power of all outstanding shares of the company entitled to vote at such a meeting. Unless restricted by NYSE rules, our initial stockholders will count toward this quorum. Pursuant to the terms of a letter agreement entered into with us, our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 20% of our outstanding common stock entitled to vote thereon. These quorum and voting thresholds and the letter agreement may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if it does vote, irrespective of whether it votes for or against the proposed transaction. In addition, our sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsors or their affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsors or their affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our initial stockholders, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in the Initial Public Offering or thereafter through open market purchases, it would be a public stockholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering but have not completed the initial business combination within such 24-month period).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsors, officers and directors have agreed that we will have only 24 months from the closing of the Initial Public Offering (or 27 months, as applicable) to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month (or 27-month, as applicable) time period.

Our sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering but have not completed the initial business combination within such 24-month period). However, if our initial stockholders acquire public shares after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month (or 27-month, as applicable) time period.

Our sponsors, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering (or 27 months, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

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

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsors have agreed that they will be liable to us, jointly and severally, if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsors will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsors have sufficient funds to satisfy their indemnity obligations and believe that our sponsors’ only assets are securities of our company and, therefore, our sponsors may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsors will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsors will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $928,388 from the proceeds of the Initial Public Offering and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $900,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $900,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering (or 27 months, as applicable) or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions relating to the Initial Public Offering that applies to us until the consummation of our initial business combination. Our certificate of incorporation contains a provision which provides that, if we seek to amend any provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such amendment. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our certificate of incorporation provides, among other things, that:

•

prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, in each case subject to the limitations described herein;

•

we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding common stock voted is voted in favor of the business combination;

•

if our initial business combination is not consummated within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering but have not completed the initial business combination within such 24-month period), then our existence will terminate and we will distribute all amounts in the trust account; and

•

prior to our initial business combination, we may not issue additional common stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the common stock voted by our stockholders at a duly held stockholder meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

Mr. Maura is the Executive Chairman and Chief Executive Officer of Spectrum Brands Holdings, Inc. (“Spectrum”) with responsibilities that include directing its strategic growth and business development. Mr. Maura has fiduciary and contractual duties to Spectrum and certain of our directors have fiduciary and contractual duties to Fortress and its affiliates. As a result, Mr. Maura will have a duty to offer acquisition opportunities that are presented to him in his capacity as an officer and director of Spectrum and opportunities that are related to or compete with, Spectrum’s business to Spectrum. In addition, and certain of our directors will have a duty to offer acquisition opportunities to certain Fortress funds and other entities and will have no duty to offer such opportunities to the Company unless presented to them in their capacity as a director of the Company. As a result, Spectrum, Fortress or any of their respective affiliates may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Spectrum or Fortress or any of its affiliates, including by Mr. Maura, Mr. McKnight and other persons who may make decisions for the company, may be suitable for both us and for Spectrum or Fortress or any of its affiliates or clients, and will be directed initially to Spectrum or such persons rather than to us. None of Mr. Maura, Mr. McKnight, Fortress or any of its affiliates or members of our management team who are also employed by Spectrum or Fortress or any of its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to them solely in their capacity as a director or officer of the Company and after they have satisfied their contractual and fiduciary obligations to other parties. Fortress generally intends to offer investment opportunities that fit within the investment program of a Fortress fund to such fund before offering it to us, and may choose to allocate all or part of any such opportunity to any Fortress affiliate or client or any business in which a Fortress affiliate has invested instead of offering such opportunity to us.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Indemnity

Our sponsors have agreed that they will be liable to us, jointly and severally, if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsors have sufficient funds to satisfy their indemnity obligations and believe that our sponsors’ only assets are securities of our company and, therefore, our sponsors may not be able to satisfy those obligations. We have not asked our sponsors to reserve for such eventuality. We believe the likelihood of our sponsors having to indemnify the trust account is limited because we will endeavor to have all third parties and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

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

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company established under the laws of the Cayman Islands and domesticated in Delaware on December 21, 2018, with no operating results, and we will not commence operations until completing a business combination. Because we have no operating history and have no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing our business combination with one or more target businesses. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsors, officers and directors have agreed that we must complete our initial business combination by October 23, 2019, which is the date that is 24 months from the closing of the Initial Public Offering (or January 23, 2020, which is the date that is 27 months from the closing of the Initial Public Offering, as applicable). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our business combination unless the business combination would require stockholder approval under applicable Delaware law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law or stock exchange listing requirements, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding public stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them, as well as any public shares purchased by them, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 12,937,501, or approximately 37.5%, of 34,500,000 public shares sold in the Initial Public Offering to be voted in favor of a transaction (assuming all outstanding stock is voted) in order to have such initial business combination approved (or, if the applicable rules of the NYSE then in effect require approval by a majority of the votes cast by public stockholders, we would need 17,250,001 of public shares sold in the Initial Public Offering to be voted in favor of a transaction (assuming all outstanding stock is voted) in order to have such initial business combination approved). We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

We have entered into forward purchase agreements pursuant to which the anchor investors (including an affiliate of Fortress Mosaic Sponsor LLC) have agreed to purchase the forward purchase shares in a private placement to occur concurrently with our initial business combination. The funds from the sale of forward purchase shares may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward purchase agreements do not depend on whether any public stockholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase shares does not close by reason of the failure by some or all of the anchor investors to fund the purchase price for their forward purchase shares, for example, we may lack sufficient funds to consummate our initial business combination. Additionally, the anchor investors’ obligations to purchase the forward purchase shares are subject to termination prior to the closing of the sale of the forward purchase shares by mutual written consent of the company and each anchor investor, or, automatically: (i) if our initial business combination is not consummated within 24 months from the closing of our Initial Public Offering (or 27 months, as applicable), unless extended up to a maximum of sixty (60) days in accordance with our certificate of incorporation; (ii) upon the death of David M. Maura; (iii) if either of our sponsors or the company becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of David M. Maura, either of our sponsors or the company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment; or (iv) if David M. Maura is convicted in a criminal proceeding for a crime involving fraud or dishonesty. The anchor investors’ obligations to purchase their forward purchase shares are subject to fulfillment of customary closing conditions, including the following: (i) our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase shares; and (ii) the company must have delivered to the anchor investors a certificate evidencing the company’s good standing under the laws of its jurisdiction of organization, as of a date within ten (10) business days of the closing of the sale of forward purchase shares. In the event of any such failure to fund by an anchor investor, any obligation is so terminated or any such condition is not satisfied and not waived by an anchor investor, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company. While each anchor investor has represented to us that it has sufficient funds to satisfy its obligations under the respective forward purchase agreements, we have not obligated the anchor investors to reserve funds for such obligations.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

You will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

If the anchor investors purchase large amounts of public shares in the open market, they may attempt to leverage their redemption rights in order to affect the outcome of a potential initial business combination.

The anchor investors have redemption rights with respect to any public shares they own, subject to the limitation that under the Company’s certificate of incorporation, that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 20% or more of our public shares, without the prior consent of the Company. If management proposes an initial business combination that some or all of the anchor investors are not in favor of, such anchor investors may decide to purchase public shares in the open market and seek to leverage their redemption rights to influence whether such business combination is consummated. This could result in our having to negotiate for more favorable terms for the anchor investors, which could jeopardize our ability to successfully consummate an initial business combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our business combination, we will not know how many stockholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our business combination may be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our business combination by October 23, 2019, which is the date that is 24 months from the closing of the Initial Public Offering (or January 23, 2020, which is the date that is 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering but have not completed the initial business combination within such 24-month period). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If we seek stockholder approval of our initial business combination, our sponsors, directors, officers, advisors or any of their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsors, directors, officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsors, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of the Initial Public Offering (or 27 months, as applicable), and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 24 months from the closing of the Initial Public Offering (or 27 months, as applicable), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. We currently do not maintain the minimum number of holders of our securities required by the NYSE continued listing requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments—New York Stock Exchange Notice.” Additionally, in connection with our initial business combination, we will be required to demonstrate round lot compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A common stock and warrants are listed on the NYSE and as a result are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and timely file Current Reports on Form 8-K, including an audited balance sheet of the Company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on liquidation of the trust account, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock redeemed and, in the event we seek stockholder approval of our initial business combination, we make purchases of our Class A common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

If our funds held outside the trust account are insufficient to allow us to operate for at least 24 months from the closing of the Initial Public Offering (or 27 months, as applicable), we may be unable to complete our initial business combination.

As of December 31, 2018, we had approximately $893,000 of funds available to us outside of the trust account. The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months from the closing of the Initial Public Offering (or 27 months, as applicable). Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsors have agreed that they will be liable to us, jointly and severally, if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsors have sufficient funds to satisfy their indemnity obligations and believe that our sponsors’ only assets are securities of our company. Our sponsors may not have sufficient funds available to satisfy those obligations. We have not asked our sponsors to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

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

While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. As of January 2018, the proceeds held in the trust account were able to be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Prior to such time, such proceeds were held in a non-interest bearing trust account. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

If we are unable to consummate our initial business combination within 24 months of the closing of the Initial Public Offering (or 27 months, as applicable), our public stockholders may be forced to wait beyond such 24 months (or 27 months, as applicable) before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months from the closing of the Initial Public Offering (or 27 months, as applicable), we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the trust account shall be effected automatically by function of our certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the initial 24 months (or 27 months, as applicable) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering (or 27 months, as applicable) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month (or 27th month, as applicable) from the closing of the Initial Public Offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination. Our public stockholders will not have the right to elect directors prior to the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. In addition, as holders of our Class A common stock, our public stockholders will not have the right to vote on the election of directors prior to consummation of our initial business combination.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than fifteen (15) business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering the issuance of such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the shares of our Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, nor will we be required to issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into in connection with the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares, after those shares convert into our Class A common stock at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the shares of Class A common stock issuable upon exercise of such warrants. In addition, pursuant to the forward purchase agreements, we have agreed that we will use our commercially reasonable efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares purchased in connection with our initial business combination, (ii) to cause such registration statement to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earlier of (A) the date on which the anchor investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, in each case subject to certain conditions and limitations set forth in the forward purchase agreements. We have also agreed that we will use our commercially reasonable efforts (i) within 30 days after the purchase of any contingent call shares by an anchor investor, to include such contingent call shares in a registration statement with the SEC for a secondary offering of such contingent call shares, (ii) to cause such registration statement, if not already effective, to be declared effective promptly thereafter and (iii) to maintain the effectiveness of such registration statement until the earlier of (A) the date on which the anchor investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, in each case subject to certain conditions and limitations set forth in the forward purchase agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees is registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry, sector or location. However, the NYSE rules require that our initial business combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination. Because we have not yet identified any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any securityholders who choose to remain securityholders following our initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value of their securities.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class F common stock, par value $0.0001 per share, and 1,000,000 undesignated preferred stock, par value $0.0001 per share. As of December 31, 2018, there were 148,066,666 and 11,375,000 authorized but unissued shares of Class A and Class F common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class F common stock. Class F common stock is automatically convertible into Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment. As of December 31, 2018, there were no preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the shares of Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our certificate of incorporation. However, our certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of common stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common stock or preferred stock:

•	may significantly dilute the equity interest of existing stockholders;

•	may subordinate the rights of holders of common stock if preferred stock are issued with rights senior to those afforded our common stock;

•

could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination and subject to requisite stockholder approval under the DGCL, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Maura and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for other employers, including Spectrum, Fortress, and other third parties with which they are affiliated, and, in the case of our officers and directors affiliated with Fortress, may have time and attention requirements for other blank check companies that Fortress may sponsor in the future. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Delaware law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, Mr. Maura is the Executive Chairman and Chief Executive Officer of Spectrum and certain of our other officers and directors are employed by Fortress, which may make investments in securities or other interests of or relating to companies in industries that we may make target for our initial business combination. Fortress and its affiliates will not have any duty to offer acquisition opportunities to us. Our officers and directors also serve or may in the future serve as officers and board members for other entities. In addition, our officers and directors affiliated with Fortress may have time and attention requirements for other blank check companies that Fortress may sponsor in the future. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsors and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours or that is focused on a particular industry. Moreover, Fortress and its affiliates, including our officers and directors who are affiliated with Fortress, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law.

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

In light of the involvement of our sponsors, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsors, officers and directors, including Spectrum or Fortress. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance.” In addition, our officers and directors who are affiliated with Fortress or its affiliates, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsors, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsors, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our initial stockholders own Class F common stock, constituting approximately 20% of our issued and outstanding shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our initial stockholders own an aggregate of 5,933,334 private placement warrants, which will also be worthless if we do not complete an initial business combination.

The private placement warrants will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

The founder shares are identical to the shares of common stock owned by the public except that (i) holders of the founder shares have the right to vote on the election of directors prior to our initial business combination, (ii) the founder shares are subject to certain transfer restrictions, (iii) our sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of the Initial Public Offering (or 27 months, as applicable), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame, (iv) the founder shares are entitled to registration rights and (v) following the domestication, the founder shares will be automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

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

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

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

We may only be able to complete one business combination with the proceeds of the Initial Public Offering, the sale of the private placement warrants and the sale of the forward purchase shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

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

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules), and the agreement relating to our initial business combination may have additional net tangible asset or cash requirements. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical with many similar blank check companies in the past. Historically, the exercise price of a warrant included in a unit offered by a blank check company was generally a fraction of the purchase price of the units in the Initial Public Offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

Our certificate of incorporation requires the affirmative vote of a majority of our directors that includes at least one director representing each Sponsor to approve any board action, which may have the effect of delaying or preventing a business combination that our public stockholders would consider favorable.

In addition, unlike other blank check companies, we have two sponsors. Prior to a business combination, each of our directors will be elected by the holders of two-thirds of our shares of Class F common stock, meaning that both of our sponsors must approve of each director. Prior to a business combination, our certificate of incorporation requires the affirmative vote of a majority of our directors that includes at least one director representing each Sponsor to approve any board action. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless both of our sponsors find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that only one of our sponsors finds, or our public stockholders would find, favorable.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that some of our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our certificate of incorporation or governing instruments in order to effectuate our initial business combination.

Certain provisions of our certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our shares of common stock who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our certificate of incorporation provides that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders, as described herein), but excluding the provisions of the certificate of incorporation relating to the election of directors and continuation of the Company in another jurisdiction (which requires the approval of a majority of at least 90% of our shares of common stock voting in a general meeting), may be amended if approved by holders of at least two-thirds of our common stock who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. Our initial stockholders, who collectively beneficially own approximately 20% of our common stock, may participate in any vote to amend our certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our certificate of incorporation.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot yet ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, (i) entitle the holders to elect all of our directors prior to our initial business combination and (ii) in a vote to continue the Company in another jurisdiction (which requires the approval of at least two thirds of the votes of all shares of common stock), entitle the holders to ten votes for every founder share. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our certificate of incorporation may only be amended by a special resolution passed by a majority of at least 90% of our common stock voting in a general meeting. As a result, you will not have any influence over the election of directors or our continuation in a jurisdiction outside Delaware prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we may redeem your warrants after they become exercisable for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 shares of our Class A common stock, at a price of $11.50 per share (subject to adjustment), as part of the units sold in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 5,933,334 shares of Class A common stock at $11.50 per share (subject to adjustment). Prior to the Initial Public Offering, our sponsors purchased an aggregate of 8,625,000 founder shares in a private placement, with each sponsor purchasing an equal number of founder shares. The founder shares are convertible into Class A common stock on a one-for-one basis, subject to adjustment as provided herein. In addition, if our sponsors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Our public warrants are also redeemable by us for shares of Class A common stock.

To the extent we issue shares of Class A common stock for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by our sponsors or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsors until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis, and (iv) they are entitled to registration rights.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares of Class A common stock, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one Class A ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Provisions in our certificate of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on NYSE under the symbols “MOSC.U”, “MOSC” and “MOSC WS”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 11, 2019, there were [37] holders of record of our units, [17] holders of record of our separately traded common stock and [10] holders of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

The graph below compares the cumulative total return for our common stock from October 19, 2017 (the first day on which our Units began trading) through December 31, 2018 with the comparable cumulative return of two indices: the S&P 500 Index and the Russell 2000 Index. The graph assumes $100 invested on October 19, 2017 in each of our Units and the two indices presented.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Mosaic Acquisition Corp., the S&P 500 Index, and the Russell 2000 Index

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On August 15, 2017, we issued an aggregate of 8,625,000 founder shares to our sponsors in exchange for a capital contribution of $25,000, or approximately $0.003 per share. In October 2017, our sponsors transferred an aggregate of 30,000 founder shares to one of our independent directors for their original purchase price. Our sponsors, together with one of our independent directors, currently own 8,625,000 shares of Class F common stock. In addition, our sponsor purchased an aggregate of 5,933,333 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.50 per warrant, in a private placement that closed simultaneously with the closing of our Initial Public Offering. Each private placement warrant entitles the holder to purchase one ordinary share at $11.50 per share. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On October 23, 2017, the Company consummated the Initial Public Offering of 34,500,000 units, with each unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one warrant to purchase one Class A Ordinary Share. Deutsche Bank Securities Inc., RBC Capital Markets, LLC and J.P. Morgan Securities LLC acted as joint book-runners for the offering. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345,000,000. Following the closing of the Initial Public Offering an aggregate of $345,000,000 was placed in the trust account.

The Company incurred approximately $19.7 million of offering costs in connection with the Initial Public Offering, inclusive of $12.075 million of deferred underwriting commissions payable to the underwriters from the amounts held in the trust account solely in the event the Company completes a business combination. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated October 18, 2017, which was filed with the SEC.

Item 6. Selected Financial Data.

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the year ended December 31, 2018 and the period from July 26, 2017 (inception) through December 31, 2017. You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	For the year ended December 31, 2018	For the period from July 26, 2017 (inception) through December 31, 2017
Statements of Operations Data:
Total interest income	$6,187,823	$—
Total expenses	(921,021)	216,687

Net income (loss)	$5,266,802	$(216,687)
Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000

Basic and diluted net income (loss) per share, Class A	0.16	$0.00

Weighted average shares outstanding of Class F common stock	8,625,000	8,625,000

Basic and diluted net income (loss) per share, Class F	(0.01)	(0.03)

Balance Sheets Data (end of period):

	December 31,
	2018	2017
Cash	$892,518	$928,388
Cash and investments held in Trust Account	$350,437,823	$345,000,000
Total assets	$351,443,016	$346,221,811
Class A common stock, $0.0001 par value; 33,427,182 and 32,900,501 shares subject to possible redemption at December 31, 2018 and 2017, respectively	$334,271,820	$329,005,010
Total liabilities	$12,171,194	$12,216,791
Total stockholders’ equity	$5,000,002	$5,000,010
Cash Flow Data:
Net cash used in operating activities	$(785,870)	$(368,319)
Net cash provided by (used in) investing activities	$750,000	$(345,000,000)
Net cash provided by financing activities	$—	$346,296,707

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Mosaic Acquisition Corp, except where the context requires otherwise. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company, originally incorporated as a Cayman Islands exempted company on July 26, 2017 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“business combination”). Effective December 21, 2018, we changed our jurisdiction of incorporation from Cayman Islands to the State of Delaware. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments—Domestication pursuant to Section 388 of the DGCL.” Although we may pursue an acquisition in any industry or geography, we are capitalizing on the ability of our management team and the broader Fortress platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

Our sponsors are Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (each a “sponsor” and, together, the “sponsors”).

Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on October 18, 2017. On October 23, 2017, we consummated the Initial Public Offering of 34,500,000 units (“units”), including the issuance of 4,500,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per unit, generating gross proceeds of $345 million and incurring offering costs of approximately $19.7 million, inclusive of $12.075 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“private placement”) of 5,933,334 warrants (the “private placement warrants”), at a price of $1.50 per private placement warrant, with our sponsors, generating gross proceeds of $8.9 million.

Upon the closing of the Initial Public Offering and private placement, $345 million ($10.00 per Unit) of the aggregate net proceeds of the sale of the units in the Initial Public Offering and the private placement was placed in a U.S.-based trust account (“trust account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Beginning in January 2018, the proceeds held in the trust account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) our failure to consummate a business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering (the “combination period”).

In order to protect the amounts held in the trust account, the sponsors had agreed to indemnify the trust account if and to the extent any claims by third parties, such as a vendor for services rendered or products sold to us, or a prospective target business with which we have entered into an acquisition agreement, reduce the amount of funds in the trust account below $10.00 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account or to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsors will not be responsible to the extent of any liability for such third-party claims.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the over-allotment, and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating a business combination.

On December 5, 2017, we announced that the holders of our units may elect to separately trade the Class A common stock and warrants comprising the units commencing on December 8, 2017. Those units not separated will continue to trade on the New York Stock Exchange under the symbol “MOSC.,” and each of the shares of Class A common stock and warrants that are separated will trade on the New York Stock Exchange under the symbols “MOSC” and “MOSC.WS,” respectively.

Recent Developments

New York Stock Exchange Notice

On October 3, 2018, the Company was notified by the NYSE that it was not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the company has fewer than 300 public stockholders.

The Company delivered a business plan to the NYSE within 45 days of receipt of the notification outlining how it intends to cure the deficiency and comply with the NYSE continued listing requirement. The Company can avoid delisting if, within 18 months following receipt of the NYSE notice, the Company’s securities are owned by at least 300 public stockholders. The Company expects that upon completion of its initial business combination it will have at least 400 public stockholders.

If the Company’s common stock ultimately were to be delisted for any reason, including failure to comply with Section 802.01B of the NYSE Listed Company Manual, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could further harm the performance of the Company’s common stock and negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

Under the NYSE rules, the Company’s common stock will continue to be traded on the NYSE during this period, subject to the Company’s compliance with other continued listing requirements.

Domestication pursuant to Section 388 of the DGCL

On December 21, 2018, we held an extraordinary general meeting (the “EGM”) of our shareholders to consider certain proposals related to our domicile, including a domestication proposal to change our jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands (the “Cayman Company”) and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication Proposal”). A total of 32,729,725 (75.9%) of our issued and outstanding ordinary shares held of record as of November 26, 2018, the record date for the EGM, were present either in person or by proxy, which constituted a quorum, and the requisite number of shares were voted in favor of the Domestication Proposal.

Effective December 21, 2018, we changed our jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”). The Company discontinued its existence as a Cayman Islands exempted company as provided under the Cayman Islands Companies Law (2018 Revision) and, pursuant to Section 388 of the DGCL, continued its existence under the DGCL as a corporation incorporated in the State of Delaware.

In accordance with Rule 12g-3(a) under the Exchange Act, the shares of common stock of the Company, as the successor to the Cayman Company were deemed to be registered under Section 12(b) of the Exchange Act.

In the Domestication, each of the Cayman Company’s outstanding Class A ordinary shares and Class F ordinary shares became, by operation of law, one share of the Company’s Class A common stock or Class F common stock, respectively. Consequently, each holder of a Cayman Company unit, Class A ordinary share, Class F ordinary share or warrant immediately prior to the Domestication now holds a unit, share of Class A common stock, share of Class F common stock or warrant representing the same proportional equity interest in the Company as that shareholder held in the Cayman Company and representing the same class of security.

The Company’s units, common stock and warrants continue to be listed for trading on the New York Stock Exchange under the symbols “MOSC.U,” “MOSC” and “MOSC WS,” respectively. Upon effectiveness of the Domestication, the Company’s CUSIP numbers relating to its units, common stock and warrants changed to 61946M 209, 61946M 100 and 61946M 118, respectively.

The rights of holders of the Company’s common stock are now governed by its Delaware certificate of incorporation, its Delaware by-laws and the DGCL, each of which is described in the Cayman Company’s final proxy statement/prospectus dated December 3, 2018 relating to the Domestication, which was filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on December 3, 2018, which is part of the Company’s registration statement on Form S-4, which was filed with the Securities and Exchange Commission on November 5, 2018 and was amended on November 27, 2018 (Registration No. 333-228187).

The business, assets and liabilities of the Company and its subsidiaries on a consolidated basis, as well as its principal locations and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication. In addition, the directors and executive officers of the Company immediately after the Domestication were the same individuals who were directors and executive officers, respectively, of the Cayman Company immediately prior to the Domestication.

Results of Operations

Our entire activity since inception up to December 31, 2018 related to our formation, commencement of the Initial Public Offering, entering into forward purchase agreement, and, since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2018, we had a net income of approximately $5.3 million, which consist of approximately $871,000 in general and administrative expenses, approximately $5,500 in franchise tax expense, approximately $44,000 in income tax expense, offset by approximately $6.2 million in interest income.

For the period from July 26, 2017 (inception) through December 31, 2017, we had a net loss of approximately $217,000, which consist solely of general and administrative costs.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2018, we had approximately $893,000 in our operating bank account and working capital of approximately $909,000.

Through December 31, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsors in exchange for the issuance of the founder shares to our sponsors, $100,000 in loans from our sponsors, the net offering proceeds not held in the trust account which resulted from the consummation of the Initial Public Offering and the sale of private placement warrants to the Sponsors, and the interest released from Trust Account of approximately $750,000 for working capital purposes during the year ended December 31, 2018.

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

Related Party Transactions

Founder Shares

On August 15, 2017, we issued an aggregate of 8,625,000 shares of founder shares o our sponsors (the “founder shares”) in exchange for an aggregate capital contribution of $25,000, with each sponsor purchasing an equal number of founder shares. The sponsors agreed to forfeit an aggregate of up to 1,125,000 founder shares to the extent that the over-allotment option is not exercised in full by the underwriters. On October 23, 2017, the underwriters exercised their over-allotment option. As a result, the 1,125,000 founder shares were no longer subject to forfeiture. The founder shares will automatically convert into Class A common stock upon the consummation of a business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

Our sponsors, officers and directors (the “Initial Stockholders”) have agreed not to transfer, assign or sell any of their founder shares until the earliest of (a) one year after the completion of the initial business combination, (b) subsequent to the initial business combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (C) following the completion of the initial business combination, such future date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their common stock for cash, securities or other property.

Forward Purchase Agreements

We entered into forward purchase agreements with anchor investors (including an affiliate of Fortress Mosaic Sponsor LLC), pursuant to which the anchor investors agreed to purchase an aggregate of 15,789,474 shares of Class A common stock at a purchase price of $9.50 multiplied by the number of Class A common stock purchased (“forward purchase shares”), or approximately $150,000,000 in the aggregate, in a private placement to occur concurrently with the closing of the initial business combination.

In connection with the forward purchase shares sold to the anchor investors, the sponsors will receive (by way of an adjustment to their existing founder shares) an aggregate number of additional founder shares equal to one ninth of the aggregate number of forward purchase shares sold to the anchor investors.

If the last reported sale price of the Class A common stock is less than $11.00 (as adjusted for share splits, share combinations and the like) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the first anniversary of our initial business combination, each anchor investor may purchase from the sponsors, at a price per Class A ordinary share of $0.01, a number of Class A common stock no greater than (a) the number of forward purchase shares issued and sold to such anchor investor less any forward purchase shares sold by such anchor investor prior to its exercise of the right to purchase such contingent call shares divided by (b) 18 (as adjusted for share splits, share combinations and the like).

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

The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company. These purchases will be required to be made regardless of whether any Class A common stock is redeemed by the public stockholders and are intended to provide us with a minimum funding level for the initial business combination.

The anchor investors will have no right to the funds held in the trust account except with respect to any public shares owned by them.

Promissory Note—Related Party

The sponsors had loaned us an aggregate of $100,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The loan was non-interest bearing, unsecured and due on the earlier of March 31, 2018 or the closing of the Initial Public Offering. We repaid the promissory note on October 23, 2017.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of either sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to us as may be required. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. There were no Working Capital Loans outstanding as of December 31, 2018 and 2017.

Office Space and Related Support Services

Effective October 18, 2017, we entered into an agreement with an affiliate of one of our sponsors a monthly fee of $16,875 for office space and related support services.

On October 18, 2017, we agreed to pay a monthly fee of $5,000 for our Chief Financial Officer (“CFO”) commencing on the closing of the Initial Public Offering, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of our initial business combination or liquidation, whichever occurs first. We had also agreed to pay our CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the trust account. Additionally, we will issue Class A common stock to him upon completion of our initial business combination (“Equity Compensation”). The number of shares of Class A common stock to be issued is determined in accordance with an agreed formula, which is estimated to be 5,200 shares as of December 31, 2018. We are not obligated to issue the Equity Compensation if no business combination is consummated.

We had incurred approximately $257,000 and $58,000 in expenses during the year ended December 31, 2018 and for the period from July 26, 2017 (inception) through December 31, 2017, respectively, as reflected in the accompanying Statements of Operations for services provided by related parties in connection with these aforementioned agreements with related parties. An aggregate of approximately $37,500 and $43,000 in fees for these services was accrued as of December 31, 2018 and 2017, respectively, as reflected in the accompanying balance sheets.

Critical Accounting Policies and Estimates

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, 33,427,182 and 32,900,501 shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheets.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

All activity through December 31, 2018 related to our formation and the Initial Public Offering and identifying and evaluating prospective acquisition targets for an initial business combination. On January 2, 2018, the net proceeds of the Initial Public Offering and the sale of the private placement warrants held in the trust account were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Prior to 2018, such proceeds were not invested and were held in a non-interest-bearing trust account.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

MOSAIC ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of December 31, 2018 and 2017	F-2
Statements of Operations for the year ended December 31, 2018 and the period from July 26, 2017 (inception) through December 31, 2017	F-3
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2018 and for the period from July 26, 2017 (inception) through December 31, 2017	F-4
Statements of Cash Flows for the year ended December 31, 2018 and for the period from July 26, 2017 (inception) through December 31, 2017	F-5
Notes to Financial Statements	F-6

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
David M. Maura	46	Chairman, President and Chief Executive Officer, Director
William H. Mitchell	61	Chief Financial Officer
R. Edward Albert III	46	Chief Operating Officer
Eugene I. Davis	63	Director
Tyler S. Kolarik	38	Director
Andrew A. McKnight	41	Director
Joshua A. Pack	45	Director

David M. Maura, CFA serves as Chief Executive Officer, President and Chairman of our board of directors. Mr. Maura has been Chief Executive Officer of Spectrum Brands Legacy, Inc. since April 26, 2018. He has served as the Executive Chairman of Spectrum since January 20, 2016. Prior to such appointment, Mr. Maura served as Chairman of the board of directors since July 2011 and served as interim Chairman of the Board and as one of Spectrum’s directors since June 2010. Mr. Maura was a Managing Director and the Executive Vice President of Investments at HRG from October 2011 until November 2016, and has been a member of HRG’s board of directors since May 2011. Mr. Maura previously served as a Vice President and Director of Investments of Harbinger from 2006 until 2012, where he was responsible for investments in consumer products, agriculture and retail sectors. Prior to joining Harbinger in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service, and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst. During the past five years, Mr. Maura has served on the board of directors of Ferrous Resources, Ltd., Russell Hobbs (formerly Salton, Inc.), Applica, Inc., and HRG. Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder. Mr. Maura is well-qualified to serve as a director, in addition to his roles as President and Chief Executive, given his broad experience in M&A, finance and investments, and his significant directorship experience.

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

R. Edward Albert III is our Chief Operating Officer. He is a Managing Director of the Credit Funds Business at Fortress focused on structured equity and lending. Mr. Albert left Fortress in 2009 to successfully head the NY special situations business at Macquarie Bank USA and returned to Fortress in 2011. Prior to joining Fortress in 2007, Mr. Albert was a Managing Director at Milestone Capital and a Director with Giuliani Capital Advisors (formerly Ernst & Young Corporate Finance) acting as an advisor to companies, bondholders, lenders and creditors. Mr. Albert began his career working for the CFO of Marriott International in the Company’s Financial Planning and Analysis Group. Mr. Albert received an MBA in finance from the University of Maryland at College Park in 1997, and is a Chartered Financial Analyst.

Eugene I. Davis serves as a member of our board of directors. Mr. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, or PIRINATE, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting, and hostile and friendly takeovers, proxy contests, and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a chief executive officer, chief restructuring officer, director, committee chairman or chairman of a number of businesses operating in diverse sectors. From 1990 to 1997, Mr. Davis served as President, Vice Chairman, and Director of Emerson Radio Corporation and from 1996 to 1997 he served as Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and was in private practice from 1984 to 1998. Mr. Davis serves as a director and chairman of the board for U.S. Concrete, Inc. and. In addition, Mr. Davis serves as a director of Sanchez Energy, Verso Corporation, VICI Properties Inc, as well as certain non-SEC reporting companies. Mr. Davis was previously a director of the following public companies: Atlas Air Worldwide Holdings, Inc., Atlas Iron Limited, The Cash Store Financial Services, Inc., Dex One Corp., Global Power Equipment Group, Inc., Goodrich Petroleum Corp., Great Elm Capital Corporation, GSI Group, Inc., Hercules Offshore, Inc., HRG, Knology, Inc., SeraCare Life Sciences, Inc., Spansion, Inc., Spectrum and Titan Energy, LLC. Mr. Davis’ prior experience also includes having served on the board of directors of each of ALST Casino Holdco, LLC and Trump Entertainment Resorts, Inc. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. As a result of these and other professional experiences, coupled with his strong leadership qualities, Mr. Davis possesses particular knowledge and experience in the areas of strategic planning, mergers and acquisitions, finance, accounting, capital structure and board practices of other corporations that benefits our Company and its board of directors.

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

Andrew A. McKnight serves as a member of our board of directors. He is a Managing Partner, serving as Co-Chief Investment Officer on the investment committee for the Credit Funds and co-heads the Corporate Loan and Securities Group at Fortress Investment Group LLC. Mr. McKnight is also a member of the Management Committee of Fortress. Prior to joining Fortress in February 2005, Mr.

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

Joshua A. Pack serves as a member of our board of directors. Mr. Pack is a Managing Partner at Fortress, serving on the investment committee for the Credit Funds and Heads the Direct Lending, Structured Equity and Net Lease Groups at Fortress. Mr. Pack is also a member of the Management Committee of Fortress. Since joining Fortress in 2002, Mr. Pack has invested in more than $10 billion in corporate middle market debt and structured credit transactions with an emphasis towards media and entertainment, restaurants and retail and broadcasting and wireless spectrum. He has invested in a number of distressed situations in real estate and corporate debt as well as net lease real estate assets. Prior to joining Fortress, Mr. Pack was a Vice President with Wells Fargo & Co. in the capital markets group where he managed a team of investment professionals originating and underwriting senior loan transactions. Before that, Mr. Pack was a Vice President with American Commercial Capital, an independent specialty finance company focused on corporate and real estate lending to middle market businesses. Mr. Pack attended the United States Air Force Academy and received a B.A. in Economics from California State University, San Marcos. We believe Mr. Pack’s considerable financial and banking experience brings important and valuable skills to our board of directors.

Number, Terms of Office, Actions and Election of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination, with each director needing to receive the vote of two-thirds of the outstanding founder shares in order to be elected, and holders of our public shares do not have the right to vote on the election of directors during such time. These provisions of our certificate of incorporation may only be amended by a special resolution passed by a majority of at least 90% of our common stock voting in a general meeting. Each of our directors will hold office for a two-year term. Actions of our board of directors require the affirmative vote of a majority of our directors that includes at least one director representing each Sponsor. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the remaining directors of our board that includes at least one director representing each Sponsor or by two-thirds of the holders of our founder shares.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our certificate of incorporation as it deems appropriate. Our certificate of incorporation provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

Our board has established an audit committee of the board of directors. The members of our audit committee are Eugene I. Davis, Joshua A. Pack and Andrew A. McKnight. Eugene I. Davis serves as the chair of the audit committee.

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

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

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

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

The forward purchase agreements provide that prior to our initial business combination each anchor investor has the right to designate one individual to be, at its election, either elected as a member of our board of directors or a nonvoting observer of our board of directors.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

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

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. In particular, Mr. Maura is the Executive Chairman and Chief Executive Officer of Spectrum Brands and Mr. McKnight is a Partner and Managing Director at Fortress. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors will materially affect our ability to complete our initial business combination.

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

•

Our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months (or 27 months, as applicable) after the closing of the Initial Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) one year after the completion of our initial business combination, (2) subsequent to our initial business combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (3) following the completion of our initial business combination, such future date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by our sponsors or their permitted transferees until 30 days after the completion of our initial business combination. Since our sponsors and officers and directors directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them (and their permitted transferees will agree) and any public shares purchased since the Initial Public Offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

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

The Company entered into a services agreement (the “Services Agreement”) with CFO Bullpen LLC, a New Hampshire limited liability company wholly owned by Mr. Mitchell. Under the Services Agreement, Mr. Mitchell provides services to us as our Chief Financial Officer. Per the Services Agreement, we pay a monthly retainer of $5,000 which commenced on the closing of our Initial Public Offering. The Services Agreement also provides that we will also make a deferred cash payment to him upon completion of our initial business combination, liquidation or Mr. Mitchell’s termination of engagement, whichever occurs first, equal to $330.00 multiplied by the number of hours Mr. Mitchell has worked to such date, less the total amount of the $5,000 monthly retainer already paid to CFO Bullpen LLC. Additionally, we will issue Class A common stock to CFO Bullpen LLC upon completion of our initial business combination equal to 17.895 shares per hour Mr. Mitchell worked for us up to the date of such combination with such shares delivered on the six-month anniversary of such date. CFO Bullpen LLC must be engaged by the Company on the date of our initial business combination or liquidation (as applicable) to receive the foregoing equity awards; however, CFO Bullpen LLC will remain eligible to receive such awards if the consulting relationship is terminated by the Company without Cause or by CFO Bullpen LLC for Good Reason (as such terms are defined in the Services Agreement and described below).

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

Summary Compensation Table

The following table sets forth compensation that the Company’s employees earned during the Fiscal Year ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
David M. Maura	2018	—	—	—	—	—	—		$0
Chairman, President & Chief Executive Officer	2017	—	—	—	—	—	—		$0
William H. Mitchell	2018	$60,000	—	—	—	—	—		$60,000
Chief Financial Officer	2017	$15,000	—	—	—	—	42,915	(2)	$57,915

(1)	For Mr. Mitchell, this amount represents the $5,000 monthly retainer fee paid to CFO Bullpen LLC for Mr. Mitchell’s services, commencing on our public offering.
(2)

This amount represents Mr. Mitchell’s deferred cash award for 2017 less total retainer fees paid, payable on the first to occur of an initial business combination or liquidation of the Company and Mr. Mitchell’s termination of engagement.

We did not make any equity awards to any of our executives or officers during the fiscal year ending December 31, 2018 and 2017, and none of our executives or officers holds any outstanding equity as of December 31, 2018 and 2017.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 18, 2019 with respect to our common stock held by:

•	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	Each of our executive officers and directors that beneficially own common stock; and

•	All of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as they are not exercisable within 60 days of March 18, 2019.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Common Stock
Mosaic Sponsor, LLC (3)	4,297,500	10%
Fortress Mosaic Sponsor LLC (4)	4,297,500	10%
David M. Maura (3)	4,322,500	10%
1992 MSF International Ltd. (5)	2,849,700	8.26%
Deutsche Bank Securities Inc.(6)	2,262,506	6.52%
Davidson Kempner Capital Management LP (7)	2,000,000	5.8%
Arrowgrass Capital Services (US) Inc. (8)	2,000,000	5.8%
Fir Tree Capital Management LP (9)	1,800,000	5.22%
Eugene I. Davis	30,000	*
Tyler Kolarik	5,000	*
All officers and directors as a group (6 individuals)	8,655,000	20%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Mosaic Acquisition Corp., 375 Park Avenue, New York, NY 10152
(2)

Some of the interests shown consist of founder shares, classified as Class F common stock. The founder shares will convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. Excludes Class A common stock issuable pursuant to the forward purchase agreements, as such shares will only be issued concurrently with the closing of our initial business combination.

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

(5)

According to Schedule 13G, filed on February 14, 2019 by 1992 MSF International Ltd and Highbridge Capital Management, LLC, the business address of such parties is 40 West 57th Street, 32nd Floor, New York, NY 10019. According to Schedule 13G, Highbridge Capital Management, LLC is the trading manager of 1992 MSF International Ltd.

(6)

According to Schedule 13G, filed on February 14, 2019 by Deutsche Bank Securities Inc. on behalf of Deutsche Bank AG, the business address of Deutsche Bank AG is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany.

(7)

According to Schedule 13G, filed on October 19, 2017 by Davidson Kempner Partners, Davidson Kempner Institutional Partners, L.P., Davidson Kempner International, Ltd., Davidson Kempner Capital Management LP, Thomas L. Kempner, Jr. and Robert J. Brivio, Jr., the business address of such parties is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, NY 10022. According to such Schedule 13G, Davidson Kempner Capital Management LP, a Delaware limited partnership and a registered investment adviser with the SEC (“DKCM”), acts as investment manager to each of Davidson Kempner Partners (“DKP”), Davidson Kempner Institutional Partners, L.P. (“DKIP”), and Davidson Kempner International, Ltd. (“DKIL”). DKCM GP LLC, a Delaware limited liability company, is the general partner of DKCM. Messrs. Thomas L. Kempner, Jr. and Robert J. Brivio, Jr., who are managing members of DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL.

(8)

According to Schedule 13G, filed on February 14, 2013 by Arrowgrass Capital Partners (US) LP and Arrowgrass Capital Services (US) Inc., the business address of such parties is 1330 Avenue of the Americas, 32 nd Floor, New York, NY 10019. According to such Schedule 13G, Arrowgrass Capital Partners, a Delaware limited partnership, serves as the investment manager to certain funds and/or accounts with respect to the shares of Class A common stock directly held by such funds and/or accounts. Arrowgrass Capital Services (US) Inc. serves as the general partner of Arrowgrass Capital Partners with respect to the Class A common stock held by such funds and/or accounts.

(9)	According to Schedule 13G, filed on February 14, 2018 by Fir Tree Capital Management LP, the business address of such party is 55 West 46th Street, 29th Floor, New York, NY 10036.

Our initial stockholders beneficially own, on an as-converted basis, 20% of our issued and outstanding common stock and have the right to elect all of our directors prior to our business combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our business combination. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our certificate of incorporation and approval of significant corporate transactions.

On August 15, 2017, we issued an aggregate of 8,625,000 shares of Class F common stock to our sponsors in exchange for an aggregate capital contribution of $25,000. In October 2017, our sponsors transferred an aggregate of 30,000 founder shares to one of our independent directors for their original purchase price.

Our sponsors, together with one of our independent directors, currently own 8,625,000 Class F common stock.

In connection with the consummation of our Initial Public Offering, our sponsors purchased an aggregate of 5,933,333 private placement warrants at a price of $1.50 per private placement warrant (or $8,900,001 in the aggregate) in a private placement. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August 2017, our sponsors purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In October 2017, our sponsors transferred an aggregate of 30,000 founder shares to one of our independent director nominees at their original per share purchase price. In addition, in November 2017 and December 2017, two of our directors purchased an aggregate amount of 30,000 units from the public market. As such, our initial stockholders collectively own approximately 20% of our issued and outstanding shares and have the right to elect all of our directors prior to our initial business combination and each director will need to receive the vote of two-thirds of the outstanding Class F shares in order to be elected.

In addition, our sponsors purchased an aggregate of 5,933,334 private placement warrants for a purchase price of $1.50 per warrant in a private placement that closed simultaneously with the closing of this Initial Public Offering. As such, our sponsors’ interest in this transaction is valued at approximately $8,900,001. Each private placement warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

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

The sponsors had loaned us an aggregate of $100,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The loan was non-interest bearing, unsecured and due on the earlier of March 31, 2018 or the closing of the Initial Public Offering. We repaid the promissory note on October 23, 2017.

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

We pay a monthly retainer of $5,000 for our Chief Financial Officer. We will also make a deferred cash payment to him upon completion of our initial business combination or liquidation, whichever occurs first. Additionally, we will issue Class A common stock to him upon completion of our initial business combination. This deferred cash payment and the number of Class A common stock to be issued will be based on an hourly rate for his services and the actual hours of service performed. Any deferred cash payment will not be claimed against the trust account.

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

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Prior to our Initial Public Offering, we entered into forward purchase agreements pursuant to which the anchor investors (including an affiliate of Fortress Mosaic Sponsor LLC) agreed to purchase the forward purchase shares in a private placement to occur concurrently with the closing of our initial business combination.

In connection with the forward purchase shares sold to the anchor investors, the sponsors received (by way of an adjustment to their existing Class F Shares) an aggregate number of additional Class F Shares equal to one ninth of the aggregate number of forward purchase shares sold to the anchor investors.

If the last reported sale price of the Class A common stock is less than $11.00 (as adjusted for share splits, share combinations and the like) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the first anniversary of our initial business combination, each anchor investor may purchase from the sponsors, at a price per Class A ordinary share of $0.01, a number of contingent call shares no greater than (a) the number of forward purchase shares issued and sold to such anchor investor less any forward purchase shares sold by such anchor investor prior to its exercise of the right to purchase such contingent call shares divided by (b) 18 (as adjusted for share splits, share combinations and the like).

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

Related Person Transactions Policy

Prior to the Initial Public Offering, we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a Related Person Transactions Policy. A copy of our Related Person Transactions Policy is available on our website. A “related person transaction” is a transaction or arrangement or series of transactions or arrangements in which we participate (whether or not we are a party) and a related person has a direct or indirect material interest in such transaction. Our audit committee will review and approve or ratify all relationships and related person transactions between us and (i) our directors, director nominees or executive officers, (ii) any 5% record or beneficial owner of our common stock or (iii) any immediate family member of any person specified in (i) and (ii) above. The audit committee will review all related person transactions and, where the audit committee determines that such transactions are in our best interests, approve such transactions in advance of such transaction being given effect.

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

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our board of directors has determined that each of Eugene I. Davis, Andrew A. McKnight and Joshua A. Pack is independent under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm WithumSmith+Brown, PC since inception include:

	For the Year Ended December 31, 2018	For the Period from July 26, 2017 (inception) through December 31, 2017
Audit Fees (1)	$61,634	$57,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$61,634	$57,500

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum in 2017 for professional services rendered for the audit of our registration statements on Form S-1 related to our Initial Public Offering and review of the financial information included in our Form 10-Q for the period ended September 30, 2017 and the aggregate fees billed by Withum in 2018 for professional services rendered for the audit of our annual financial statement included in our Form 10-K for the period ended December 31, 2017, review of the quarterly financial information included in our subsequent Exchange Act filings in 2018 and review of the financial information included in our Form S-4 related to our Domestication in 2018.

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2018 and for the period from July 26, 2017 (inception) through December 31, 2017.

(3)

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for fees for professional services related to tax compliance, tax planning or tax advice for the year ended December 31, 2018 and for the period from July 26, 2017 (inception) through December 31, 2017.

(4)

All other fees consist of fees billed for all other services. We did not pay Withum for other services for the year ended December 31, 2018 and for the period from July 26, 2017 (inception) through December 31, 2017.

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

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K12B filed by the Registrant on December 21, 2018).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K12B filed by the Registrant on December 21, 2018).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Company’s proxy statement/prospectus on Form S-4/A filed by the Registrant on November 27, 2018).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Company’s proxy statement/prospectus on Form S-4/A filed by the Registrant on November 27, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Company’s proxy statement/prospectus on Form S-4/A filed by the Registrant on November 27, 2018).

4.4

Warrant Agreement, dated as of September 26, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 filed with the Registrant’s current report on Form 8-K filed on October 24, 2017).

10.1

Letter Agreement, dated as of October 18, 2017, among Mosaic Cayman, its officers and directors and Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Registrant’s current report on Form 8-K filed on October 24, 2017).

10.2

Investment Management Trust Agreement, dated as of October 18, 2017, between Mosaic Cayman and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed with the Registrant’s current report on Form 8-K filed on October 24, 2017).

10.3

Registration Rights Agreement, dated as of October 18, 2017, among Mosaic Cayman and certain security holders named therein (incorporated by reference to Exhibit 10.3 filed with the Registrant’s current report on Form 8-K filed on October 24, 2017).

10.4

Private Placement Warrants Purchase Agreement, dated as of September 26, 2017, between Mosaic Cayman and Mosaic Sponsor, LLC (incorporated by reference to Exhibit 10.4 filed with the Registrant’s current report on Form 8-K filed on October 24, 2017).

10.5

Private Placement Warrants Purchase Agreement, dated as of September 26, 2017, between Mosaic Cayman and Fortress Mosaic Sponsor, LLC (incorporated by reference to Exhibit 10.5 filed with Mosaic Cayman’s current report on Form 8-K filed on October 24, 2017).

10.6

Office Space and Related Services Agreement, dated as of October 18, 2017, between Mosaic Cayman and Mosaic Sponsor, LLC (incorporated by reference to Exhibit 10.6 filed with Mosaic Cayman’s current report on Form 8-K filed on October 24, 2017).

10.7

Indemnity Agreement, dated as of October 18, 2017, between Mosaic Cayman and Eugene I. Davis (incorporated by reference to Exhibit 10.7 filed with Mosaic Cayman’s current report on Form 8-K filed on October 24, 2017).

10.8

Indemnity Agreement, dated as of October 18, 2017, between Mosaic Cayman and Tyler S. Kolarik (incorporated by reference to Exhibit 10.8 filed with Mosaic Cayman’s current report on Form 8-K filed on October 24, 2017).

10.9

Indemnity Agreement, dated as of October 18, 2017, between Mosaic Cayman and David M. Maura (incorporated by reference to Exhibit 10.9 filed with Mosaic Cayman’s current report on Form 8-K filed on October 24, 2017).

10.10

Indemnity Agreement, dated as of October 18, 2017, between Mosaic Cayman and Andrew A. McKnight (incorporated by reference to Exhibit 10.10 filed with Mosaic Cayman’s current report on Form 8-K filed on October 24, 2017).

10.11

Indemnity Agreement, dated as of October 18, 2017, between Mosaic Cayman and William H. Mitchell (incorporated by reference to Exhibit 10.11 filed with Mosaic Cayman’s current report on Form 8-K filed on October 24, 2017).

10.12

Indemnity Agreement, dated as of October 18, 2017, between Mosaic Cayman and Joshua A. Pack (incorporated by reference to Exhibit 10.12 filed with Mosaic Cayman’s current report on Form 8-K filed on October 24, 2017).

10.13

Services Agreement, dated as of October 18, 2017, among Mosaic Cayman, CFO Bullpen LLC, and solely for purposes of Section 1 and 6, William H. Mitchell (incorporated by reference to Exhibit 10.13 filed with Mosaic Cayman’s current report on Form 8-K filed on October 24, 2017).

10.14

Form of Promissory Note, issued to Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with Mosaic Cayman’s registration statement on Form S-1/A filed on October 13, 2017).

10.15

Form of Securities Subscription Agreement among Mosaic Cayman, Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with Mosaic Cayman’s registration statement on Form S-1/A filed on October 13, 2017).

10.16

Office Space and Related Services Agreement between Mosaic Cayman and Mosaic Sponsor, LLC (incorporated by reference to Exhibit 10.8 filed with Mosaic Cayman’s registration statement on Form S-1/A filed on October 13, 2017).

10.17

Form of Forward Purchase Agreement among Mosaic Cayman, Mosaic Sponsor, LLC, Fortress Mosaic Sponsor LLC and the investor listed as the purchaser on the signature page thereof (incorporated by reference to Exhibit 10.9 filed with Mosaic Cayman’s registration statement on Form S-1/A filed on October 13, 2017).

10.18

Indemnity Agreement, dated as of May 29, 2018 between Mosaic Cayman and R. Edward Albert III (incorporated by reference to Exhibit 10.1 filed with Mosaic Cayman’s current report on Form 8-K filed on June 4, 2018).

10.19

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 18th day of March, 2019.

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

Name	Position	Date

/s/ David M. Maura David M. Maura	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)	March 18, 2019

/s/ William H. Mitchell William H. Mitchell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2019

/s/ Eugene I. Davis Eugene I. Davis	Director	March 18, 2019

/s/ Tyler S. Kolarik Tyler S. Kolarik	Director	March 18, 2019

/s/ Andrew A. McKnight Andrew A. McKnight	Director	March 18, 2019

/s/ Joshua A. Pack Joshua A. Pack	Director	March 18, 2019

Page No.
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of December 31, 2018 and 2017	F-2
Statements of Operations for the year ended December 31, 2018 and for the period from July 26, 2017 (inception) through December 31, 2017	F-3
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2018 and for the period from July 26, 2017 (inception) through December 31, 2017	F-4
Statements of Cash Flows for the year ended December 31, 2018 and for the period from July 26, 2017 (inception) through December 31, 2017	F-5
Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mosaic Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mosaic Acquisition Corp. (the ‘‘Company’’) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2018 and for the period from July 26, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the ‘‘financial statements’’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from July 26, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination by October 23, 2019, then the Company will cease all operations except for the purpose of winding down and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (‘‘PCAOB’’) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

New York, New York

March 18, 2019

MOSAIC ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2018	2017
Assets:
Current assets:
Cash	$892,518	$928,388
Prepaid expenses	112,675	293,423
Total current assets	1,005,193	1,221,811
Cash and investments held in Trust Account	350,437,823	345,000,000

Total Assets	$351,443,016	$346,221,811

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$8,735	$93,876
Accrued expenses	—	5,000
Accrued expenses—related parties	37,530	42,915
Franchise tax payable	5,480	—
Income tax payable	44,449	—

Total current liabilities	96,194	141,791
Deferred underwriting commissions	12,075,000	12,075,000

Total liabilities	12,171,194	12,216,791
Commitments
Class A common stock, $0.0001 par value; 33,427,182 and 32,900,501 shares subject to possible redemption at
December 31, 2018 and 2017, respectively	334,271,820	329,005,010
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,072,818 and 1,599,499 shares issued and outstanding (excluding 33,427,182 and 32,900,501 shares subject to possible redemption) at December 31, 2018 and 2017, respectively	107	160
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	863	863
Additional paid-in capital	—	5,215,674
Retained earnings (accumulated deficit)	4,999,032	(216,687)

Total stockholders’ equity	5,000,002	5,000,010

Total Liabilities and Stockholders’ Equity	$351,443,016	$346,221,811

The accompanying notes are an integral part of these financial statements.

MOSAIC ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2018	For the period from July 26, 2017 (inception) through December 31, 2017
General and administrative expenses	$871,091	$216,687
Franchise tax expense	5,480	—

Loss from operations	(876,571)	(216,687)
Interest income	6,187,823	—

Income (loss) before income tax expense	5,311,252	(216,687)
Income tax expense	44,450	—

Net income (loss)	$5,266,802	$(216,687)

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000

Basic and diluted net income (loss) per share, Class A	$0.16	$0.00

Weighted average shares outstanding of Class F common stock	8,625,000	8,625,000

Basic and diluted net income (loss) per share, Class F	$(0.01)	$(0.03)

The accompanying notes are an integral part of these financial statements.

MOSAIC ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Class A		Class F		Additional Paid-In
	Shares	Amount	Shares	Amount	Capital
Balance—July 26, 2017 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, net of offering costs	34,500,000	3,450	—	—	325,293,256	—	325,296,706
Sale of private placement warrants to Sponsor in private	—	—	—	—	8,900,001	—	8,900,001
placement
Common stock subject to possible redemption	(32,900,501)	(3,290)	—	—	(329,001,720)	—	(329,005,010)
Net loss	—	—	—	—	—	(216,687)	(216,687)

Balance—December 31, 2017	1,599,499	160	8,625,000	863	5,215,674	(216,687)	5,000,010

Common stock subject to possible redemption	(526,681)	(53)	—	—	(5,266,757)	—	(5,266,810)
Reclassification of additional paid-in capital to retained earnings	—	—	—	—	51,083	(51,083)	—
Net income	—	—	—	—	—	5,266,802	5,266,802

Balance—December 31, 2018	1,072,818	$107	8,625,000	$863	$—	$4,999,032	$5,000,002

The accompanying notes are an integral part of these financial statements.

MOSAIC ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2018	For the period from July 26, 2017 (inception) through December 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$5,266,802	$(216,687)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income in cash and investments held in Trust Account	(6,187,823)	—
Changes in operating assets and liabilities:
Prepaid expenses	180,748	(293,423)
Accounts payable	(85,141)	93,876
Accrued expenses	(5,000)	5,000
Accrued expenses—related parties	(5,385)	42,915
Franchise tax payable	5,480	—
Income tax payable	44,449	—

Net cash used in operating activities	(785,870)	(368,319)

Cash Flows from Investing Activities
Interest released from Trust Account	750,000	—
Cash deposited in Trust Account	—	(345,000,000)

Net cash provided by (used in) investing activities	750,000	(345,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class F common stock to Sponsors	—	25,000
Proceeds received under loan from related parties	—	100,000
Repayment of loan from related parties	—	(100,000)
Proceeds received from initial public offering, net of offering costs	—	337,371,706
Proceeds received from private placement	—	8,900,001

Net cash provided by financing activities	—	346,296,707

Net change in cash	(35,870)	928,388
Cash—beginning of the period	928,388	—

Cash—end of the period	$892,518	$928,388

Supplemental disclosure of noncash transactions:
Change in value of Class A common stock subject to possible redemption	$5,266,810	$329,005,010

Deferred underwriting commissions in connection with the initial public offering	$—	$12,075,000

The accompanying notes are an integral part of these financial statements.

Note 1. Description of Organization and Business Operations

Mosaic Acquisition Corp. (the “Company”) is a blank check company and was incorporated in the Cayman Islands on July 26, 2017. Effective December 21, 2018, the Company changed its jurisdiction of incorporation from Cayman Islands to the State of Delaware (“Domestication”). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“business combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

All activity from July 26, 2017 (inception) through December 31, 2018 relates to the Company’s formation, completion of the initial public offering (“Initial Public Offering”), entering into forward purchase agreements, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate described below.

The registration statement for the Company’s Initial Public Offering was declared effective on October 18, 2017. On October 23, 2017, the Company consummated its Initial Public Offering of 34,500,000 units (“units”), including the issuance of 4,500,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per unit, generating gross proceeds of $345 million and incurring offering costs of approximately $19.7 million, inclusive of $12.075 million in deferred underwriting commissions (Note 6).

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

At December 31, 2018, the Company had approximately $893,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide its holders of Class A common stock (“public stockholders”) with the opportunity to redeem all or a portion of their Class A common stock upon the completion of a business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other legal reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and

Exchange Commission (“SEC”). The public stockholders will be entitled to redeem their Class A common stock for a pro rata portion of the amount then in the trust account (initially approximately $10.00 per share) plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay for the Company’s tax obligations. As of December 31, 2018, the Company has withdrawn an aggregate of approximately $750,000 of interest earned on funds held in Trust Account for working capital purposes. The per-share amount to be distributed to public stockholders who redeem their Class A common stock will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These shares of Class A common stock are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”)

Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and a majority of the shares voted are voted in favor of the business combination. If a stockholder vote is not required by the law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a business combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Class A common stock irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a business combination, the initial stockholders (as defined below) have agreed to vote their founder shares (as defined in Note 5) and any Class A common stock purchased during or after the Initial Public Offering in favor of a business combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their founder shares and Class A common stock in connection with the completion of a business combination.

In addition, certain institutional and accredited investors (“anchor investors”) have entered into forward purchase agreements with the Company, pursuant to which the anchor investors agreed to purchase an aggregate of 15,789,474 shares of Class A common stock, at a purchase price of $9.50 per share of Class A common stock (for an aggregate amount of approximately $150 million), in a private placement to occur concurrently with the closing of the initial business combination (“forward purchase agreements”). The obligations under the forward purchase agreements do not depend on whether any Class A common stock are redeemed by the public stockholders. In connection with these agreements, if the last reported sale price of the Class A common stock is less than $11.00 (as adjusted for share splits, share combinations and the like) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the first anniversary of the initial business combination, each anchor investor may purchase from the sponsors, at a price per share of Class A common stock of $0.01, a number of Class A common stock (“contingent call shares”) no greater than (a) the number of forward purchase shares issued and sold to such anchor investor less any forward purchase shares sold by such anchor investor prior to its exercise of the right to purchase such contingent call shares divided by (b) 18 (as adjusted for share splits, share combinations and the like).

Notwithstanding the foregoing, the Company’s certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s sponsors, officers and directors (the “initial stockholders”) agreed not to propose an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Class A common stock if the Company does not complete a business combination, unless the Company provides the public stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Class A common stock which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Class A common stock for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro-rata interest earned on the funds held in the trust account and not previously released to the Company to fund working capital requirements, subject to an annual limit of $750,000, or to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses). The Company withdrew interest earned from funds held in the Trust Account of approximately $750,000 during the year ended December 31, 2018 for working capital purposes.

The initial stockholders agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a business combination within the combination period. However, if the initial stockholders should acquire Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such Class A common stock if the Company fails to complete a business combination within the combination period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the combination period and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the Company’s Class A common stock. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only $10.00 per share initially held in the trust account (or less than that in certain circumstances). In order to protect the amounts held in the trust account, the sponsors have agreed to be liable to the Company, jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the sponsors will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Liquidity and Going Concern

As of December 31, 2018, the Company had approximately $893,000 in its operating bank account and working capital of approximately $909,000.

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

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction from inception, and changed to State of Delaware since the Domestication on December 21, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

At December 31, 2018, the Company had gross deferred tax assets related federal and state net operating loss carry forwards for income tax purposes of approximately $9,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2018.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, an aggregate of 33,427,182 and 32,900,501 Class A common stock subject to possible redemption at redemption value at December 31, 2018 and 2017, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s accompanying balance sheets.

Net Income (Loss) per Share

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock for the year ended December 31, 2018 are calculated by dividing the interest income earned on the Trust Account of approximately $6.2 million, net of funds available to be withdrawn from Trust for working capital and tax payable purposes (subject to an annual limit of $750,000), resulted in a total of approximately $5.4 million, by the weighted average number of Class A common stock outstanding for the period. Net income per common stock, basic and diluted for Class F common stock for the year ended December 31, 2018 are calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of Class F common stock outstanding for the period.

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 17,433,334 shares of Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method at December 31, 2018. At December 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. At December 31, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company plans to adopt this guidance during the quarter ended March 31, 2019. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3. Initial Public Offering

On October 23, 2017, the Company sold 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at a price of $10.00 per unit in the Initial Public Offering. Each unit consists of one Class A common stock and one-third of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4. Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsors purchased an aggregate of 5,933,334 Private Placement Warrants, generating gross proceeds of $8.9 million in the aggregate in a Private Placement. Each Private Placement Warrant is exercisable to purchase one Class A common stock at $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Note 5. Related Party Transactions

Founder Shares

On October 23, 2017, the Company issued an aggregate of 8,625,000 shares of Class F common stock to the sponsors (the “founder shares”) in exchange for an aggregate capital contribution of $25,000, with each sponsor purchasing an equal number of founder shares. The sponsors agreed to forfeit an aggregate of up to 1,125,000 founder shares to the extent that the over-allotment option is not exercised in full by the underwriters. On October 23, 2017, the underwriters exercised their over-allotment option. As a result, the 1,125,000 founder shares were no longer subject to forfeiture. The founder shares will automatically convert into Class A common stock upon the consummation of a business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment (see Note 7).

The initial stockholders agreed not to transfer, assign or sell any of their founder shares until the earliest of (a) one year after the completion of the initial business combination, (b) subsequent to the initial business combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (C) following the completion of the initial business combination, such future date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their common stock for cash, securities or other property.

Forward Purchase Agreements

The Company entered into forward purchase agreements with anchor investors (including an affiliate of Fortress Mosaic Sponsor LLC), pursuant to which the anchor investors agreed to purchase an aggregate of 15,789,474 shares of Class A common stock at a purchase price of $9.50 multiplied by the number of shares of Class A common stock purchased (“forward purchase shares”), or approximately $150,000,000 in the aggregate, in a private placement to occur concurrently with the closing of the initial business combination.

In connection with the forward purchase shares sold to the anchor investors, the sponsors will receive (by way of an adjustment to their existing founder shares) an aggregate number of additional founder shares equal to one ninth of the aggregate number of forward purchase shares sold to the anchor investors.

If the last reported sale price of the Class A common stock is less than $11.00 (as adjusted for share splits, share combinations and the like) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the first anniversary of the Company’s initial business combination, each anchor investor may purchase from the sponsors, at a price per Class A common stock of $0.01, a number of Class A common stock no greater than (a) the number of forward purchase shares issued and sold to such anchor investor less any forward purchase shares sold by such anchor investor prior to its exercise of the right to purchase such contingent call shares divided by (b) 18 (as adjusted for share splits, share combinations and the like).

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

The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company. These purchases will be required to be made regardless of whether any Class A common stock are redeemed by the public stockholders and are intended to provide the Company with a minimum funding level for the initial business combination.

The anchor investors will have no right to the funds held in the trust account except with respect to any public shares owned by them.

Office Space and Related Support Services

Effective October 18, 2017, the Company entered into an agreement with an affiliate of one of the sponsors a monthly fee of $16,875 for office space and related support services.

On October 18, 2017, the Company agreed to pay a monthly fee of $5,000 for its Chief Financial Officer (“CFO”) commencing on the closing of the Initial Public Offering, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of its initial business combination or liquidation, whichever occurs first. In addition, the Company also agreed to pay its CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the trust account. Additionally, the Company will issue Class A common stock to him upon completion of the Company’s initial business combination (“Equity Compensation”). The number of Class A common stock to be issued is determined in accordance with an agreed formula, which is estimated to be 6,110 shares as of December 31, 2018. The Company is not obligated to issue the Equity Compensation if no Business Combination is consummated. The equity compensation fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of December 31, 2018.

The Company had incurred $257,000 and $58,000 in expenses during the year ended December 31, 2018 and for the period from July 26, 2017 (inception) through December 31, 2017, respectively, as reflected in the accompanying Statements of Operations for services provided by related parties in connection with these aforementioned agreements with related parties. An aggregate of approximately $37,500 and $43,000 in fees for these services was accrued as of December 31, 2018 and 2017, respectively, as reflected in the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of either sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to the Company as may be required. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. There were no Working Capital Loans outstanding as of December 31, 2018 and 2017.

Note 6. Commitments & Contingencies

Registration Rights

The holders of the founder shares and private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7. Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2018 and 2017, there were 34,500,000 shares of Class A common stock issued and outstanding, including 33,427,182 and 32,900,501 shares of Class A common stock subject to possible redemption, respectively.

Class F Common Stock—The Company is authorized to issue 20,000,000 founder shares with a par value of $0.0001 per share. Holders of the Company’s founder shares are entitled to one vote for each share on each matter on which they are entitled to vote. The founder shares will automatically convert into Class A common stock on the first business day following the consummation of the initial business combination on a one-for-one basis. As of December 31, 2018 and 2017, there were 8,625,000 founder shares outstanding.

Holders of the founder shares will have the right to elect all of the Company’s directors prior to the initial business combination and each director will need to receive the vote of two-thirds of the outstanding founder shares in order to be elected. Otherwise, holders of Class A common stock and founder shares will vote together as a single class on all matters submitted to a vote of stockholders except as required by law or the applicable rules of the New York Stock Exchange then in effect.

Founder shares will automatically convert into Class A common stock on the first business day following the consummation of the initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment. In the case that additional Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial business combination, the ratio at which the founder shares shall convert into Class A common stock will be adjusted (unless the holders of two-thirds of the outstanding founder shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the sum of the total number of all common stock outstanding upon the completion of the Initial Public Offering plus all Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and excluding forward purchase shares sold to the anchor investors. The conversion ratio of the founder shares into Class A common stock will be further adjusted in connection with the forward purchase shares sold to the anchor investors such that the sponsors will receive upon the closing of our initial business combination an aggregate number of additional Class A common stock equal to one ninth of the aggregate number of forward purchase shares sold to the anchor investors.

Preferred stock—The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share. At December 31, 2018 and 2017, there are no preferred stock issued or outstanding.

Warrants—Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable on the later of (a) 30 days after the completion of a business combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a business combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The warrants will expire five years after the completion of a business combination or earlier upon redemption or liquidation.

The private placement warrants are identical to the warrants underlying the units sold in the Initial Public Offering, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants.

The Company may call the warrants for redemption:    1. For cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last reported closing price of the common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

2. For Class A common stock:

•	in whole and not in part;

•

at a price equal to a number of Class A common stock to be determined by reference to a table included in the warrant agreement, based on the redemption date and the fair market value of the Class A common stock;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last reported closing price of the common stock equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day prior to the date on which the Company sends notice of redemption to the warrant holders.

If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a business combination within the combination period and the Company liquidates the funds held in the trust account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the trust account with the respect to such warrants. In such a situation, the warrants would expire worthless.

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash and investments held in Trust Account	$350,437,823	$—	$—

None of the balance in the Trust Account was held in cash as of December 31, 2018. As of December 31, 2017, the total balance of $345,000,000 in the Trust Account was held in cash.

Note 9. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued.