Form 10-Q
period 2019-06-30
Mosaic Acquisition Corp.
filed 2019-08-09
CIK 1713952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 09, 2019, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MOSAIC ACQUISITION CORP.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOSAIC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$927,290	$892,518
Prepaid expenses	105,245	112,675

Total current assets	1,032,535	1,005,193
Cash and investments held in Trust Account	353,324,452	350,437,823

Total assets	$354,356,987	$351,443,016

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,440	$8,735
Accrued expenses	20,000	—
Accrued expenses—related parties	34,837	37,530
Franchise tax payable	100,000	5,480
Income tax payable	0	44,449

Total current liabilities	156,277	96,194
Deferred underwriting commissions	12,075,000	12,075,000

Total liabilities	12,231,277	12,171,194
Commitments
Class A common stock, $0.0001 par value; 33,712,570 and 33,427,182 shares subject to possible redemption at June 30, 2019 and December 31, 2018, respectively	337,125,700	334,271,820
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018, respectively	0	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 787,430 and 1,072,818 shares issued and outstanding (excluding 33,712,570 and 33,427,182 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	79	107
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	863	863
Additional paid-in capital	0	—
Retained earnings	4,999,068	4,999,032

Total stockholders’ equity	5,000,010	5,000,002

Total Liabilities and Stockholders’ Equity	$354,356,987	$351,443,016

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOSAIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
General and administrative expenses	$166,537	$155,506	$365,250	$361,948
Franchise tax expense	50,000	—	94,746	—

Loss from operations	(216,537)	(155,506)	(459,996)	(361,948)
Interest income	2,125,942	1,444,095	4,166,596	2,608,916

Income before income tax expense	1,909,405	1,288,589	3,706,600	2,246,968
Income tax expense	433,519	—	852,712	—

Net income	$1,475,886	$1,288,589	$2,853,888	$2,246,968

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000	34,500,000	34,500,000

Basic and diluted net income per share, Class A	$0.04	$0.04	$0.08	$0.07

Weighted average shares outstanding of Class F common stock	8,625,000	8,625,000	8,625,000	8,625,000

Basic and diluted net income per share, Class F	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOSAIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the six months ended June 30, 2019
	Common Stock				Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance—December 31, 2018	1,072,818	$107	8,625,000	$863	$0	$4,999,032	$5,000,002

Common stock subject to possible redemption	(137,800)	(13)	0	0	0	(1,377,987)	(1,378,000)
Net income	0	0	0	0	0	1,378,002	1,378,002

Balance—March 31, 2019 (unaudited)	935,018	$94	8,625,000	$863	$0	$4,999,047	$5,000,004

Common stock subject to possible redemption	(147,588)	(15)	0	0	0	(1,475,865)	(1,475,880)
Net income	0	0	0	0	0	1,475,886	1,475,886

Balance—June 30, 2019 (unaudited)	787,430	$79	8,625,000	$863	$0	$4,999,068	$5,000,010

	For the six months ended June 30, 2018
	Ordinary shares				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance—December 31, 2017	1,599,499	$160	8,625,000	$863	$5,215,674	$(216,687)	$5,000,010

Ordinary shares subject to possible redemption	(95,838)	(10)	—	—	(958,369)	—	(958,379)
Net income	—	—	—	—	—	958,379	958,379

Balance—March 31, 2018 (unaudited)	1,503,661	$150	8,625,000	$863	$4,257,305	$741,692	$5,000,010

Ordinary shares subject to possible redemption	(128,859)	(13)	—	—	(1,288,578)	—	(1,288,591)
Net income	—	—	—	—	—	1,288,589	1,288,589

Balance—June 30, 2018 (unaudited)	1,374,802	$137	8,625,000	$863	$2,968,727	$2,030,281	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOSAIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$2,853,888	$2,246,968
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(4,166,596)	(2,608,916)
Changes in operating assets and liabilities:
Prepaid expenses	7,430	53,633
Accounts payable	(7,295)	(92,947)
Accrued expenses	20,000	(5,000)
Accrued expenses—related parties	(2,693)	(1,455)
Franchise tax payable	94,520	—
Income tax payable	(44,449)	—

Net cash used in operating activities	(1,245,195)	(407,717)

Cash Flows from Investing Activities
Interest released from Trust Account	1,279,967	375,000

Net cash provided by investing activities	1,279,967	375,000

Net change in cash	34,772	(32,717)
Cash—beginning of the period	892,518	928,388

Cash—end of the period	$927,290	$895,671

Supplemental disclosure of noncash transactions:
Change in value of Class A common stock subject to possible redemption	$2,853,880	$2,246,970

Supplemental cash flow disclosure:
Cash paid for income taxes	$902,967	$—

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

All activity from July 26, 2017 (inception) through June 30, 2019 relates to the Company’s formation, completion of the initial public offering (“Initial Public Offering”), entering into forward purchase agreements, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate described below.

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

The Company will provide its holders of Class A common stock (“public stockholders”) with the opportunity to redeem all or a portion of their Class A common stock upon the completion of a business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other legal reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public stockholders will be entitled to redeem their Class A common stock for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per share) plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay for the Company’s tax obligations. Since inception, the Company has withdrawn approximately $1.1 million for working capital and approximately $906,000 for taxes obligations. The per-share amount to be distributed to public stockholders who redeem their Class A common stock will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These shares of Class A common stock are recorded at a redemption value and classified as temporary equity upon the

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and a majority of the shares voted are voted in favor of the business combination. If a stockholder vote is not required by the law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a business combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Class A common stock irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a business combination, the initial stockholders (as defined below) have agreed to vote their founder shares (as defined in Note 5) and any Class A common stock purchased during or after the Initial Public Offering in favor of a business combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their founder shares and Class A common stock in connection with the completion of a business combination.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

As of June 30, 2019, the Company had approximately $927,000 in its operating bank account, approximately $8.3 million of interest income from investments held in Trust Account available to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay for the Company’s tax obligations, and working capital of approximately $876,000.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2018 10-K filed with the SEC on March 18, 2019.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands was the Company’s major tax jurisdiction from inception, and changed to the State of Delaware since the Domestication on December 21, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

At June 30, 2019 and December 31, 2018, the Company had gross deferred tax assets related federal and state net operating loss carry forwards for income tax purposes of approximately $86,000 and $9,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at June 30, 2019 and December 31, 2018.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity ” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, an aggregate of 33,712,570 and 33,427,182 Class A common stock subject to possible redemption at redemption value at June 30, 2019 and December 31, 2018, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s accompanying balance sheets.

Net Income per Share of Common Stock

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share.

Net income per common stock, basic and diluted for Class A common stock for the three and six months ended June 30, 2019 are calculated by dividing the interest income earned on the Trust Account, net of funds available to be withdrawn from the Trust Account for working capital (subject to an annual limit of $750,000) and tax payable purposes, resulted in a total of approximately $1.48 million and $2.85 million, respectively, by the weighted average number of Class A common stock outstanding for the period. Net income per common stock, basic and diluted for Class A common stock for the three and six months ended June 30, 2018 are calculated by dividing the interest income earned on the Trust Account, net of funds available to be withdrawn from the Trust Account for working capital (subject to an annual limit of $750,000) and tax payable purposes, resulted in a total of approximately $1.29 million and $2.25 million, respectively, by the weighted average number of Class A common stock outstanding for the period.

Net income per common stock, basic and diluted for Class F common stock for the three and six months ended June 30, 2019 and 2018 are calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of Class F common stock outstanding for the period.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share ”. Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 17,433,334 shares of Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method at June 30, 2019 and 2018.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

On October 18, 2017, the Company agreed to pay a monthly fee of $5,000 for its Chief Financial Officer (“CFO”) commencing on the closing of the Initial Public Offering, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of its initial business combination or liquidation, whichever occurs first. In addition, the Company also agreed to pay its CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the Trust Account. Additionally, the Company will issue Class A common stock to him upon completion of the Company’s initial business combination (“Equity Compensation”). The number of Class A common stock to be issued is determined in accordance with an agreed formula, which is estimated to be 7,583 shares as of June 30, 2019. The Company is not obligated to issue the Equity Compensation if no Business Combination is consummated. The equity compensation fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of June 30, 2019.

During the three months ended June 30, 2019 and 2018, the Company incurred approximately $61,000 in each period for services provided by related parties in connection with these aforementioned agreements, as reflected in the accompanying unaudited condensed statements of operations. During the six months ended June 30, 2019 and 2018, the Company incurred approximately $129,000 and $130,000, respectively, for services provided by related parties in connection with these aforementioned agreements, as reflected in the accompanying unaudited condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of either sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to the Company as may be required. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. There were no Working Capital Loans outstanding as of June 30, 2019 and December 31, 2018.

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

Note 7. Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At June 30, 2019 and December 31, 2018, there were 34,500,000 shares of Class A common stock issued and outstanding, including 33,712,570 and 33,427,182 shares of Class A common stock subject to possible redemption, respectively.

Class F Common Stock—The Company is authorized to issue 20,000,000 founder shares with a par value of $0.0001 per share. Holders of the Company’s founder shares are entitled to one vote for each share on each matter on which they are entitled to vote. The founder shares will automatically convert into Class A common stock on the first business day following the consummation of the initial business combination on a one-for-one basis. As of June 30, 2019 and December 31, 2018, there were 8,625,000 founder shares outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share. At June 30, 2019 and December 31, 2018, there are no preferred stock issued or outstanding.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and investments held in Trust Account	$353,323,482	$0	$0

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and investments held in Trust Account	$350,437,823	$—	$—

As of June 30, 2019 and December 31, 2018, approximately $971 and $0 of the balance in the Trust Account was held in cash.

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

Results of Operations

Our entire activity since inception up to June 30, 2019 related to our formation, commencement of the Initial Public Offering, entering into forward purchase agreement, and, since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had a net income of approximately $1.5 million, which consist of approximately $2.1 million in interest income, offset by approximately $167,000 in general and administrative expenses, $50,000 in franchise tax expense, and approximately $434,000 in income tax expense.

For the six months ended June 30, 2019, we had a net income of approximately $2.9 million, which consist of approximately $4.2 million in interest income, offset by approximately $365,000 in general and administrative expenses, approximately $95,000 in franchise tax expense, and approximately $853,000 in income tax expense.

For the three months ended June 30, 2018, we had a net income of approximately $1.3 million, which consist of approximately $1.4 million in interest income, offset by approximately $156,000 in general and administrative expenses.

For the six months ended June 30, 2018, we had a net income of approximately $2.2 million, which consist of approximately $2.6 million in interest income, offset by approximately $362,000 in general and administrative expenses.

Going Concern

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2019, we had approximately $927,000 in our operating bank account, approximately $8.3 million of interest income from investments held in Trust Account available to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay for our tax obligations, and working capital of approximately $876,000.

Through June 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsors in exchange for the issuance of the founder shares to our sponsors, $100,000 in loans from our sponsors, the net offering proceeds not held in the Trust Account which resulted from the consummation of the Initial Public Offering and the sale of private placement warrants to the sponsors, and the interest released from Trust Account for working capital (subject to an annual limit of $750,000) of approximately $1.1 million and approximately $906,000 for taxes obligations since inception.

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

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of either sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to us as may be required. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. There were no Working Capital Loans outstanding as of June 30, 2019 and December 31, 2018.

Office Space and Related Support Services

Effective October 18, 2017, we entered into an agreement with an affiliate of one of our sponsors a monthly fee of $16,875 for office space and related support services.

On October 18, 2017, we agreed to pay a monthly fee of $5,000 for our Chief Financial Officer (“CFO”) commencing on the closing of the Initial Public Offering, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of our initial business combination or liquidation, whichever occurs first. We had also agreed to pay our CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the Trust Account. Additionally, we will issue Class A common stock to him upon completion of our initial business combination (“Equity Compensation”). The number of shares of Class A common stock to be issued is determined in accordance with an agreed formula, which is estimated to be 7,583 shares as of June 30, 2019. We are not obligated to issue the Equity Compensation if no business combination is consummated.

During the three months ended June 30, 2019 and 2018, we incurred approximately $61,000 in each period for services provided by related parties in connection with these aforementioned agreements, as reflected in the accompanying unaudited condensed statements of operations. During the six months ended June 30, 2019 and 2018, we incurred approximately $129,000 and $130,000, respectively, for services provided by related parties in connection with these aforementioned agreements, as reflected in the accompanying unaudited condensed statements of operations.

Critical Accounting Policies and Estimates

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 33,712,570 and 33,427,182 shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income per Share of Common Stock

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share.

Net income per common stock, basic and diluted for Class A common stock for the three and six months ended June 30, 2019 are calculated by dividing the interest income earned on the trust account, net of funds available to be withdrawn from trust for working capital (subject to an annual limit of $750,000) and tax payable purposes, resulted in a total of approximately $1.48 million and $2.85 million, respectively, by the weighted average number of Class A common stock outstanding for the period. Net income per common stock, basic and diluted for Class A common stock for the three and six months ended June 30, 2018 are calculated by dividing the interest income earned on the Trust Account, net of funds available to be withdrawn from the Trust Account for working capital (subject to an annual limit of $750,000) and tax payable purposes, resulted in a total of approximately $1.29 million and $2.25 million, respectively, by the weighted average number of Class A common stock outstanding for the period.

Net income per common stock, basic and diluted for Class F common stock for the three and six ended June 30, 2019 and 2018 are calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of Class F common stock outstanding for the period.

We comply with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 17,433,334 shares of Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method at June 30, 2019 and 2018.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

All activity through June 30, 2019 related to our formation and the Initial Public Offering and identifying and evaluating prospective acquisition targets for an initial business combination. On January 2, 2018, the net proceeds of the Initial Public Offering and the sale of the private placement warrants held in the Trust Account were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Prior to 2018, such proceeds were not invested and were held in a non-interest-bearing Trust Account.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 09, 2019