Form 10-Q
period 2019-09-30
Mosaic Acquisition Corp.
filed 2019-11-12
CIK 1713952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding, respectively.

MOSAIC ACQUISITION CORP.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOSAIC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$686,676	$892,518
Prepaid expenses	161,304	112,675

Total current assets	847,980	1,005,193
Cash and investments held in Trust Account	354,264,460	350,437,823

Total assets	$355,112,440	$351,443,016

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,637	$8,735
Accrued expenses	5,000	—
Accrued expenses - related parties	40,133	37,530
Franchise tax payable	150,000	5,480
Income tax payable	—	44,449

Total current liabilities	196,770	96,194
Deferred underwriting commissions	12,075,000	12,075,000

Total liabilities	12,271,770	12,171,194

Commitments
Class A common stock, $0.0001 par value; 33,784,066 and 33,427,182 shares subject to possible redemption at September 30, 2019 and December 31, 2018, respectively	337,840,660	334,271,820

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 715,934 and 1,072,818 shares issued and outstanding (excluding 33,784,066 and 33,427,182 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	72	107
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	863	863
Additional paid-in capital	—	—
Retained earnings	4,999,075	4,999,032

Total stockholders’ equity	5,000,010	5,000,002

Total Liabilities and Stockholders’ Equity	$355,112,440	$351,443,016

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOSAIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
General and administrative expenses	$616,452	$157,497	$981,702	$519,445
Franchise tax expense	50,000	—	144,746	—

Loss from operations	(666,452)	(157,497)	(1,126,448)	(519,445)
Interest income	1,735,331	1,626,620	5,901,927	4,235,536

Income before income tax expense	1,068,879	1,469,123	4,775,479	3,716,091
Income tax expense	353,919	—	1,206,631	—

Net income	$714,960	$1,469,123	$3,568,848	3,716,091

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000	34,500,000	34,500,000

Basic and diluted net income per share, Class A	$0.03	$0.04	$0.11	$0.11

Weighted average shares outstanding of Class F common stock	8,625,000	8,625,000	8,625,000	8,625,000

Basic and diluted net income (loss) per share, Class F	$(0.03)	$0.00	$(0.03)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOSAIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the nine months ended September 30, 2019
	Common Stock					Retained Earnings	Total Stockholders’ Equity
	Class A		Class F		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance - December 31, 2018	1,072,818	$107	8,625,000	$863	$—	$4,999,032	$5,000,002

Common stock subject to possible redemption	(137,800)	(13)	—	—	—	(1,377,987)	(1,378,000)
Net income	—	—	—	—	—	1,378,002	1,378,002

Balance - March 31, 2019 (unaudited)	935,018	$94	8,625,000	$863	$—	$4,999,047	$5,000,004

Common stock subject to possible redemption	(147,588)	(15)	—	—	—	(1,475,865)	(1,475,880)
Net income	—	—	—	—	—	1,475,886	1,475,886

Balance - June 30, 2019 (unaudited)	787,430	$79	8,625,000	$863	$—	$4,999,068	$5,000,010

Common stock subject to possible redemption	(71,496)	(7)	—	—	—	(714,953)	(714,960)
Net income	—	—	—	—	—	714,960	714,960

Balance - September 30, 2019 (unaudited)	715,934	$72	8,625,000	$863	$—	$4,999,075	$5,000,010

	For the nine months ended September 30, 2018
	Ordinary shares					Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Class A		Class F		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance - December 31, 2017	1,599,499	$160	8,625,000	$863	$5,215,674	$(216,687)	$5,000,010

Ordinary shares subject to possible redemption	(95,838)	(10)	—	—	(958,369)	—	(958,379)
Net income	—	—	—	—	—	958,379	958,379

Balance - March 31, 2018 (unaudited)	1,503,661	$150	8,625,000	$863	$4,257,305	$741,692	$5,000,010

Ordinary shares subject to possible redemption	(128,859)	(13)	—	—	(1,288,578)	—	(1,288,591)
Net income	—	—	—	—	—	1,288,589	1,288,589

Balance - June 30, 2018 (unaudited)	1,374,802	$137	8,625,000	$863	$2,968,727	$2,030,281	$5,000,008

Ordinary shares subject to possible redemption	(146,913)	(14)	—	—	(1,469,116)	—	(1,469,130)
Net income	—	—	—	—	—	1,469,123	1,469,123

Balance - September 30, 2018 (unaudited)	1,227,889	$123	8,625,000	$863	$1,499,611	$3,499,404	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOSAIC ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$3,568,848	$3,716,091
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(5,901,927)	(4,235,536)
Changes in operating assets and liabilities:
Prepaid expenses	(48,629)	119,499
Accounts payable	(7,098)	(92,659)
Accrued expenses	5,000	(5,000)
Accrued expenses - related parties	2,603	(7,132)
Franchise tax payable	144,520	—
Income tax payable	(44,449)	—

Net cash used in operating activities	(2,281,132)	(504,737)

Cash Flows from Investing Activities
Interest released from Trust Account	2,075,290	562,750

Net cash provided by investing activities	2,075,290	562,750

Net change in cash	(205,842)	58,013

Cash - beginning of the period	892,518	928,388

Cash - end of the period	$686,676	$986,401

Supplemental disclosure of noncash transactions:
Change in value of Class A common stock subject to possible redemption	$3,568,840	$3,716,100

Supplemental cash flow disclosure:
Cash paid for income taxes	$1,368,127	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Mosaic Acquisition Corp. (the “Company” or “Mosaic”) is a blank check company and was incorporated in the Cayman Islands on July 26, 2017. Effective December 21, 2018, the Company changed its jurisdiction of incorporation from Cayman Islands to the State of Delaware (“Domestication”). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

All activity from July 26, 2017 (inception) through September 30, 2019 relates to the Company’s formation, completion of the initial public offering (“Initial Public Offering”), entering into forward purchase agreements, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate described below.

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

The Company will provide its holders of Class A common stock (“public stockholders”) with the opportunity to redeem all or a portion of their Class A common stock upon the completion of a business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other legal reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public stockholders will be entitled to redeem their Class A common stock for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per share) plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay for the Company’s tax obligations. Since inception, the Company has withdrawn approximately $1.5 million for working

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

capital and approximately $1.4 million for taxes obligations. The per-share amount to be distributed to public stockholders who redeem their Class A common stock will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These shares of Class A common stock are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and a majority of the shares voted are voted in favor of the business combination. If a stockholder vote is not required by the law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a business combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Class A common stock irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a business combination, the initial stockholders (as defined below) have agreed to vote their founder shares (as defined in Note 5) and any Class A common stock purchased during or after the Initial Public Offering in favor of a business combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their founder shares and Class A common stock in connection with the completion of a business combination.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Pursuant to the Company’s certificate of incorporation, the Company originally had until 24 months from the closing of the Initial Public Offering (or October 23, 2019) to complete a business combination, or 27 months from the closing of the Initial Public Offering (or January 23, 2020) if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering. On September 15, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Mosaic, Maiden Merger Sub, Inc., a wholly owned subsidiary of Mosaic (“Merger Sub”), and Vivint Smart Home, Inc. (“Vivint Smart Home”) (see Note 9). As a result, the Company extended the time by which it must consummate a business combination until January 23, 2020 (the “Combination Period”).

If the Company is unable to complete a business combination by the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Class A common stock which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

Going Concern

As of September 30, 2019, the Company had approximately $687,000 in its operating bank account, approximately $9.3 million of interest income from investments held in Trust Account available to fund working capital requirements (subject to an annual limit of $750,000, of which the Company already withdrew $561,500 during the nine months ended September 30, 2019) and/or to pay for the Company’s tax obligations, and working capital of approximately $651,000.

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of the sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management has not recorded any adjustments to the carrying amounts of assets or liabilities after considering the requirement to liquidate after January 23, 2020 if the Company is unable to complete a Business Combination.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future period. For further information, refer to the financial statements and footnotes thereto included in the Company’s 2018 10-K filed with the SEC on March 18, 2019.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands was the Company’s major tax jurisdiction from inception, and changed to the State of Delaware since the Domestication on December 21, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

At September 30, 2019 and December 31, 2018, the Company had gross deferred tax assets related federal and state net operating loss carry forwards for income tax purposes of approximately $215,000 and $9,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at September 30, 2019 and December 31, 2018.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, an aggregate of 33,784,066 and 33,427,182 Class A common stock subject to possible redemption at redemption value at September 30, 2019 and December 31, 2018, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s accompanying balance sheets.

Net Income (Loss) per Share of Common Stock

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share.

Net income per common stock, basic and diluted for Class A common stock for the three and nine months ended September 30, 2019 are calculated by dividing the interest income earned on the Trust Account, net of funds available to be withdrawn from the Trust Account for working capital (subject to an annual limit of $750,000) and tax payable purposes, resulted in a total of approximately $955,000 and $3.8 million, respectively, by the weighted average number of Class A common stock outstanding for the period. Net income per common stock, basic and diluted for Class A common stock for the three and nine months ended September 30, 2018 are calculated by dividing the interest income earned on the Trust Account, net of funds available to be withdrawn from the Trust Account for working capital (subject to an annual limit of $750,000) and tax payable purposes, resulted in a total of approximately $1.5 million and $3.7 million, respectively, by the weighted average number of Class A common stock outstanding for the period.

Net income (loss) per common stock, basic and diluted for Class F common stock for the three and nine months ended September 30, 2019 and 2018 are calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of Class F common stock outstanding for the period.

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 17,433,334 shares of Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method at September 30, 2019 and 2018.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On October 18, 2017, the Company agreed to pay a monthly fee of $5,000 for its Chief Financial Officer (“CFO”) commencing on the closing of the Initial Public Offering, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of its initial business combination or liquidation, whichever occurs first. In addition, the Company also agreed to pay its CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the Trust Account. Additionally, the Company will issue Class A common stock to him upon completion of the Company’s initial business combination (“Equity Compensation”). The number of Class A common stock to be issued is determined in accordance with an agreed formula, which is estimated to be 8,683 shares as of September 30, 2019. The Company is not obligated to issue the Equity Compensation if no Business Combination is consummated. The equity compensation fee is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of September 30, 2019.

During the three months ended September 30, 2019 and 2018, the Company incurred approximately $71,000 and $60,000, respectively, for services provided by related parties in connection with these aforementioned agreements, as reflected in the accompanying unaudited condensed statements of operations. During the nine months ended September 30, 2019 and 2018, the Company incurred approximately $199,000 and $190,000, respectively, for services provided by related parties in connection with these aforementioned agreements, as reflected in the accompanying unaudited condensed statements of operations.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of either sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to the Company as may be required. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. There were no Working Capital Loans outstanding as of September 30, 2019 and December 31, 2018.

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

Note 7. Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At September 30, 2019 and December 31, 2018, there were 34,500,000 shares of Class A common stock issued and outstanding, including 33,784,066 and 33,427,182 shares of Class A common stock subject to possible redemption, respectively.

Class F Common Stock—The Company is authorized to issue 20,000,000 founder shares with a par value of $0.0001 per share. Holders of the Company’s founder shares are entitled to one vote for each share on each matter on which they are entitled to vote. The founder shares will automatically convert into Class A common stock on the first business day following the consummation of the initial business combination on a one-for-one basis. As of September 30, 2019 and December 31, 2018, there were 8,625,000 founder shares outstanding.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share. At September 30, 2019 and December 31, 2018, there are no preferred stock issued or outstanding.

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

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$354,264,460	$—	$—

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$350,437,823	$—	$—

None of the balance in the Trust Account was held in cash as of September 30, 2019 and December 31, 2018.

Note 9. Merger Agreement

Pursuant to the terms of the Merger Agreement, a business combination between Mosaic and Vivint Smart Home will be effected through the merger of Merger Sub with and into Vivint Smart Home, with Vivint Smart Home surviving as the surviving company (the “Merger”). At the effective time of the Merger (the “Effective Time”), each stockholder of Vivint Smart Home will receive 209.6849221312 shares of Mosaic’s Class A common stock, par value $0.0001 per share (the “Common Stock”) for each share of Vivint

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Smart Home common stock, par value $0.01 per share (“Vivint common stock”), that such stockholder owns. Pursuant to the terms of the Merger Agreement, Mosaic is required to use reasonable best efforts to cause the Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement (the “Transactions”) to be listed on the New York Stock Exchange (“NYSE”) prior to the closing of the Merger (the “Closing”). Certain investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and certain investment funds affiliated with The Blackstone Group Inc. (“Blackstone”) have agreed to purchase, respectively, 12,500,000 and 10,000,000 newly-issued shares of Common Stock (such purchases, the “Fortress Subscription” and the “Blackstone Subscription”, respectively, and together, the “Subscriptions”) concurrently with the completion of the Merger. Following the Merger, cash proceeds are expected to be used to repay certain of Vivint Smart Home’s existing indebtedness, including its senior notes due 2020.

The consummation of the proposed Transactions is subject to the receipt of the requisite approval of the stockholders of each of Mosaic and Vivint Smart Home (such approvals, the “Mosaic stockholder approval” and the “Vivint Smart Home stockholder approval”, respectively) and the fulfillment of certain other conditions

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) entity organization, formation and authority, (b) capital structure, (c) authorization to enter into the Merger Agreement, (d) licenses and permits, (e) taxes, (f) financial statements, (g) real property, (h) material contracts, (i) title to assets, (j) absence of changes, (k) employee matters, (l) compliance with laws, (m) litigation, (n) transactions with affiliates and (o) regulatory matters.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of the business prior to consummation of the Transactions and efforts to satisfy conditions to consummation of the Transactions. The Merger Agreement also contains additional covenants of the parties, including, among others, (a) covenants providing for Mosaic and Vivint Smart Home to use reasonable best efforts to obtain all necessary regulatory approvals, (b) covenants providing for Mosaic, Merger Sub and Vivint Smart Home to cooperate in the preparation of the Registration Statement and Proxy Statement (as each such terms are defined in the Merger Agreement) required to be filed in connection with the Transactions and (c) covenants providing for Mosaic and Vivint Smart Home to use commercially reasonable efforts to ensure that funds held by Mosaic at the Closing be used to repay Vivint Smart Home’s outstanding indebtedness.

Earnout

Following the Closing, holders of Vivint common stock and holders of Rollover Restricted Stock (as defined in the Merger Agreement) and outstanding Rollover Equity Awards (as defined in the Merger Agreement) will have the contingent right to receive, in the aggregate, up to 25,000,000 shares of Common Stock if, from the Closing until the fifth anniversary thereof, the dollar volume-weighted average price of Common Stock exceeds certain thresholds (as further described in the Merger Agreement).

Mosaic Omnibus Incentive Plan

Prior to the Closing, Mosaic will adopt the Acquiror Omnibus Incentive Plan (as defined in the Merger Agreement) subject to the receipt of the Mosaic stockholder approval.

Vivint Smart Home Non-Solicitation Restrictions

Except as expressly permitted by the Merger Agreement, from the date of the Merger Agreement to the Effective Time or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, Vivint Smart Home has agreed not to, among other things, initiate, solicit or knowingly encourage or knowingly facilitate any inquiries or requests for information with respect to, or the making of, any inquiry regarding, or any proposal or offer that constitutes, or could reasonably be expected to result in or lead to, any Acquisition Proposal (as defined in the Merger Agreement).

Prior to the receipt of the Vivint Smart Home stockholder approval, the Vivint Smart Home board of directors may, among other things, (a) change its recommendation that the Vivint Smart Home stockholders adopt the Merger Agreement or (b) pay the termination fee described below and terminate the Merger Agreement to enter into a definitive acquisition agreement providing for a Superior Proposal (as defined in the Merger Agreement), subject to the conditions set forth in the Merger Agreement including, Mosaic’s board of directors concluding, in consultation with its financial advisor(s) and outside legal counsel, that the failure to take such action would be inconsistent with its fiduciary duties under applicable law.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Mosaic Exclusivity Restrictions

From the date of the Merger Agreement to the Effective Time or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, to the extent not inconsistent with Mosaic’s board of directors’ fiduciary duties, Mosaic has agreed not to, among other things, solicit, initiate, continue or engage in discussions or negotiations with, or enter into any agreement with, or encourage, respond, provide information to or commence due diligence with respect to, any person (other than Vivint Smart Home, its stockholders or any of their affiliates or representatives), concerning, relating to or which is intended or is reasonably likely to give rise to or result in any Business Combination (as defined in the Merger Agreement) other than with Vivint Smart Home, its stockholders and their affiliates or representatives.

Mosaic Change in Recommendation

Mosaic is required to use its reasonable best efforts to include in the Proxy Statement the recommendation of Mosaic’s board of directors to Mosaic’s stockholders that they approve the transaction proposals (the “Mosaic board recommendation”). Mosaic is permitted to change the Mosaic Board Recommendation (such change, a “change in recommendation”) if it determines, in good faith, after consultation with its outside legal counsel, that the failure to make such a change in recommendation would be inconsistent with its fiduciary duties under applicable law.

Conditions to Closing

General Conditions

Consummation of the proposed transactions is conditioned on Mosaic having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining after the Closing.

In addition, the consummation of the Merger is conditioned upon, among other things, (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, (ii) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions, (iii) the completion of the redemption offer in relation to Common Stock in accordance with the terms of the Merger Agreement and the Proxy Statement, (iv) receipt of the Mosaic stockholder approval, (v) receipt of the Vivint Smart Home stockholder approval and (vi) the receipt of the approval for listing by the New York Stock Exchange of the Common Stock to be issued in connection with the Transactions.

Mosaic’s Conditions to Closing

The obligations of Mosaic to consummate the Merger are also conditioned upon, among other things, customary closing conditions and the consummation of the Blackstone Subscription.

Vivint Smart Home’s Conditions to Closing

The obligations of Vivint Smart Home to consummate the Merger also are conditioned upon, among other things, (i) customary closing conditions, (ii) the amendment and restatement of Mosaic’s certificate of incorporation in the form attached to the Merger Agreement, (iii) stockholders of Common Stock having requested redemption for fewer than 10,350,000 shares in the aggregate of Common Stock, (iv) the consummation of the Fortress Subscription, (v) the consummation of the transactions contemplated by those certain Forward Purchase Agreements, each dated as of September 26, 2017, by and among Mosaic and the other parties thereto and (vi) the completion of the transactions contemplated to occur with or prior to the Closing pursuant to the Sponsor Agreement (as defined below).

Waivers

If permitted under applicable law, either Mosaic or Vivint Smart Home may waive in writing any inaccuracies in the representations and warranties made to such party contained in the Merger Agreement or in any document delivered pursuant to the Merger Agreement and waive compliance with any agreements or conditions for the benefit of itself or such party contained in the Merger Agreement or in any document delivered pursuant to the Merger Agreement. Notwithstanding the foregoing, pursuant to Mosaic’s current certificate of incorporation, Mosaic cannot consummate the proposed transaction if it has less than $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) remaining after the Closing.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Termination

The Merger Agreement may be terminated at any time, but not later than the Closing, as follows:

(i)	by mutual written consent of Mosaic and Vivint Smart Home;

(ii)

by either Mosaic or Vivint Smart Home if the other party has breached any of its covenants or representations and warranties (or, in the case of Mosaic, certain breaches on the part of 313 Acquisition of the Support Agreement (each as defined below)) such that closing conditions would not be satisfied at the Closing (subject to a thirty-day cure period);

(iii)

by either Mosaic or Vivint Smart Home if the transactions are not consummated on or before January 22, 2020 (or April 23, 2020, if stockholders of Common Stock have approved the deadline for Mosaic to consummate its initial Business Combination), provided that such right to termination will not be available to a party if such party’s failure to fulfill any of its obligations under the Merger Agreement has been the primary cause of the failure of the Closing to occur by such date;

(iv)

by either Mosaic or Vivint Smart Home if a governmental entity shall have issued a final, non-appealable governmental order, rule or regulation permanently enjoining or prohibiting the consummation of the Merger;

(v)	by either Mosaic or Vivint Smart Home if the Mosaic stockholder approval is not obtained at the Mosaic special stockholder meeting;

(vi)

by written notice from Vivint Smart Home prior to obtaining the Vivint Smart Home stockholder approval, in order for Vivint Smart Home to enter into a Superior Proposal (subject to the relevant terms and conditions of the Merger Agreement); or

(vii)

by written notice from Mosaic if Vivint Smart Home’s board of directors (A) change its recommendation that the Vivint Smart Home stockholders adopt the Merger Agreement, or (B) fail to include its recommendation that the Vivint Smart Home stockholders adopt the Merger Agreement in the consent solicitation statement distributed to Vivint Smart Home stockholders.

In the event the Merger Agreement is terminated in accordance with the termination rights set forth in items (vi) and (vii) above, then Mosaic shall be entitled to receive a termination fee in the amount of $81,060,000.

Sponsor Agreement

In connection with the execution of the Merger Agreement, the sponsors and Eugene I. Davis (together with the sponsors, the “Sponsor Agreement Parties”) entered into an amendment to the existing sponsor agreement (as amended, the “Sponsor Agreement”) with Mosaic and Vivint Smart Home pursuant to which the Sponsor Agreement Parties have agreed to vote all shares of Common Stock beneficially owned by such persons in favor of each of the proposals at the Mosaic special stockholder meeting, to use their reasonable best efforts to take all actions reasonably necessary to consummate the Merger and the other transactions contemplated by the Merger Agreement and to not take any action that would reasonable be expected to materially delay or prevent the satisfaction of the conditions to the Merger set forth in the Merger Agreement.

Pursuant to the Sponsor Agreement, prior to the valid termination of the Merger Agreement, each Sponsor Agreement Party is subject to certain non-solicitation restrictions restricting each Sponsor Agreement Party from, among other things, soliciting, initiating or knowingly encouraging or knowingly facilitating any inquiry, proposal or offer which constitutes, or could reasonably be expected to constitute a Business Combination Proposal (as defined in the Sponsor Agreement) other than with Vivint Smart Home, its stockholders and their respective affiliates and representatives or entering into any letter of intent, merger agreement or similar agreement providing such a Business Combination Proposal.

The Sponsor Agreement provides that the Sponsor Agreement Parties will not redeem any shares of Common Stock owned by such persons in connection with the Merger and will take all actions necessary to opt out of any class in any class action with respect to any claim, derivative or otherwise, against Mosaic, Vivint Smart Home or any of their respective successors and assigns relating to the negotiation, execution or delivery of the Sponsor Agreement, the Merger Agreement or the consummation of the transactions contemplated in such agreements.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor Agreement Parties have also agreed, subject to the Stockholders Agreement (described below) and subject to certain exceptions, not to transfer any Founder Shares (as defined in the Sponsor Agreement) (or any shares of Common Stock issuable upon conversion thereof) or any Private Placement Warrants (as defined in the Sponsor Agreement) (or any shares of Common Stock issuable upon exercise thereof) until the earlier of (A) one year after the completion of the Merger, (B) subsequent to the Merger, if the last sale price of Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Merger or (C) such future date following the completion of the Merger on which Mosaic completes a liquidation, merger, share exchange, reorganization or similar transaction that results in all of Mosaic’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (the “Lock-up Period”).

The Sponsor Agreement also provides that all the Founder Shares (and any shares of Common Stock issuable upon conversion thereof) and Private Placement Warrants held by each Sponsor Agreement Party as of the Closing shall be unvested and shall be subject to certain time and performance-based vesting provisions described below. The Sponsor Agreement Parties have agreed not to transfer any unvested Founder Shares or Private Placement Warrants prior to the date such securities become vested.

Pursuant to the Sponsor Agreement, 50% of the unvested Founder Shares shall vest at the closing of the Merger. 25% of the unvested Founder Shares shall vest at such time as a $12.50 Stock Price Level (as defined below) is achieved on or before the fifth anniversary of the Closing. The remaining 25% of unvested Founder Shares shall vest at such time as a $15.00 Stock Price Level is achieved on or before the fifth anniversary of the Closing. 50% of the unvested Private Placement Warrants shall vest at such time as a $12.50 Stock Price Level is achieved on or before the fifth anniversary of the Closing. The remaining 50% of the unvested Private Placement Warrants shall vest at such time as a $15.00 Stock Price Level is achieved on or before the fifth anniversary of the Closing.

In the event Mosaic enters into a binding agreement on or before the fifth anniversary of the Closing related to certain sale transactions involving the shares of Common Stock or all or substantially all the assets of Mosaic (a “Mosaic Sale”), all unvested Founder Shares and unvested Private Placement Warrants shall vest on the day prior to the closing of such Mosaic Sale if the per share price implied in such Mosaic Sale meets or exceeds the applicable Stock Price Level.

Any Founder Shares or Private Placement Warrants that remain unvested after the fifth anniversary of the Closing shall be forfeited. The applicable “Stock Price Level” will be considered achieved only (a) when the volume weighted average price of Common Stock on the New York Stock Exchange is greater than or equal to the applicable threshold for any 20 trading days within a 30 trading day period or (b) the per share price implied in a Mosaic Sale is greater than or equal to the applicable threshold.

The Sponsor Agreement shall terminate on the earlier of (a) the consummation of a Mosaic Sale and (b) the later of (i) the earlier of (x) the achievement of a $15.00 Stock Price Level on or before the fifth anniversary of the Closing and (y) the fifth anniversary of the Closing and (ii) the expiration of the Lock-up Period.

Support Agreement

In connection with the execution of the Merger Agreement, Mosaic, Merger Sub and 313 Acquisition LLC (“313 Acquisition”), which holds Vivint Smart Home common stock representing approximately 92% of the voting power of Vivint Smart Home common stock and preferred stock, entered into a support agreement (the “Support Agreement”), providing, among other things, that on (or effective as of) the third business day following the date that the consent solicitation statement/prospectus included in the Registration Statement is disseminated to Vivint Smart Home’s stockholders, 313 Acquisition will execute and deliver a written consent with respect to the outstanding shares of Vivint Smart Home common stock held by 313 Acquisition adopting the Merger Agreement and approving the Merger, unless the Merger is no longer recommended by the Vivint Smart Home board of directors in accordance with the Merger Agreement, in which case, 313 Acquisition would vote a number of shares equal to 35% of the shares of Vivint Smart Home stock approving the Merger and is entitled, in its sole discretion, to vote its remaining shares in any manner. The shares of Vivint Smart Home common stock that are owned by 313 Acquisition and subject to the Support Agreement represent approximately 92% of the outstanding voting power of Vivint Smart Home common stock and preferred stock. In addition, the Support Agreement prohibits 313 Acquisition from engaging in activities that have the effect of soliciting a competing acquisition proposal.

Stockholders Agreement

In connection with the execution of the Merger Agreement, Mosaic entered into a stockholders agreement (the “Stockholders Agreement”) with the sponsors, Blackstone and certain other parties thereto (collectively, the “Stockholder Parties”). The Stockholders Agreement will become effective upon the consummation of the Merger. Pursuant to the terms of the Stockholders Agreement,

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Blackstone will have the right to designate nominees for election to Mosaic’s board of directors following the Closing at any meeting of its stockholders (each, a “Blackstone Director”). The number of nominees that Blackstone will be entitled to nominate pursuant to the Stockholders Agreement is dependent on Blackstone’s beneficial ownership of Common Stock. For so long as Blackstone and their affiliates own (i) 50% or more of the Common Stock, Blackstone will be entitled to designate a majority of Mosaic’s directors, (ii) 40% to 50% of the Common Stock, Blackstone will be entitled to designate 40% of Mosaic’s directors, (iii) 30% (but less than 40%) of the Common Stock, Blackstone will be entitled to designate 30% of Mosaic’s directors, (iv) 20% (but less than 30%) of the Common Stock, Blackstone will be entitled to designate 20% of Mosaic’s directors and (v) 5% (but less than 20%) of the Common Stock, Blackstone will be entitled to designate 10% of Mosaic’s directors.

Under the Stockholders Agreement, Mosaic agreed to nominate one director designated by Fortress (the “Fortress Director”) to Mosaic’s board of directors so long as Fortress beneficially owns at least 50% of the shares of Mosaic’s Common Stock it owns immediately following the consummation of the Merger; provided that the Fortress Director must be an employee or principal of the Softbank Vision Fund unless otherwise agreed by Mosaic and Blackstone. Additionally, so long as Fortress beneficially owns at least 50% of the shares of Mosaic’s common stock it owns immediately following the consummation of the Merger, Fortress shall have the right to appoint a representative (the “Fortress Observer”) who will have the right to attend meetings of Mosaic’s board of directors and receive information given to Mosaic’s directors, subject to certain customary exceptions, including to preserve confidentiality obligations or privilege. The Fortress Observer will not have any voting rights.

Under the Stockholders Agreement, Mosaic agreed to nominate one director designated by the Summit Designator (as defined in the Stockholders Agreement) (the “Summit Director” and together with the Blackstone Directors and the Fortress Director, the “Stockholder Directors”) to Mosaic’s board of directors so long as the Summit Holders (as defined in the Stockholders Agreement) beneficially own at least 50% of the shares of Mosaic’s Common Stock they own immediately following the consummation of the Merger. Additionally, so long as the Summit Holders beneficially owns at least 50% of the shares of Mosaic’s common stock they own immediately following the consummation of the Merger, the Summit Holders shall have the right to appoint a representative (the “Summit Observer”) who will have the right to attend meetings of Mosaic’s board of directors and receive information given to Summit’s directors, subject to certain customary exceptions, including to preserve confidentiality obligations or privilege. The Summit Observer will not have any voting rights.

In the case of a vacancy on Mosaic’s board created by the removal or resignation of a Stockholder Director, Mosaic agreed to nominate an individual designated by Blackstone or Fortress, as applicable, for election to fill the vacancy.

Confidentiality and Lockup Agreements

In addition, pursuant to certain Confidentiality and Lockup Agreements (the “Confidentiality and Lockup Agreements”), certain stockholders have agreed that they will not, during the period beginning on the effective time of the Merger and continuing to and including the date that is (i) in the case of 313 Acquisition, six months after the date of Closing, (ii) in the case of the Pedersen Holders, Dunn Holders, Summit Holders and Black Horse Holders (each as defined in the Stockholders Agreement), two years after the date of Closing and (iii) for all other Stockholder Parties, one year after the date of Closing, directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of Common Stock, or any interest in any of the foregoing (in each case, subject to certain exceptions set forth in the Confidentiality and Lockup Agreements). The Confidentiality and Lockup Agreements will become effective upon the consummation of the Merger.

Registration Rights Agreement

In connection with the execution of the Merger Agreement, Vivint Smart Home, Mosaic, 313 Acquisition and certain significant stockholders of Mosaic entered into a registration rights agreement (“Registration Rights Agreement”). The Registration Rights Agreement will become effective upon the consummation of the Merger. Under the Registration Rights Agreement, following the consummation of the Merger Mosaic agreed to provide to 313 Acquisition an unlimited number of “demand” registration rights and to provide to other stockholders customary “piggyback” registration rights. The Registration Rights Agreement also provides that Mosaic will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.

MOSAIC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Support and Services Agreement

In connection with the execution of the Merger Agreement, Mosaic, a subsidiary of Vivint Smart Home and Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone, entered into an amended and restated support and services agreement (as amended, the “Support and Services Agreement”), which amends and restates and existing agreement between Vivint Smart Home and BMP. The Support and Services Agreement will become effective upon the consummation of the Merger. Pursuant to the Support and Services Agreement, BMP has been engaged to provide, directly or indirectly, monitoring, advisory and consulting services that may be requested by Vivint Smart Home in the following areas: (1) advice regarding the structure, distribution and timing of debt and equity offerings and advice regarding relationships with Vivint Smart Home’s lenders and bankers, (2) advice regarding the structuring and implementation of equity participation plans, employee benefit plans and other incentive arrangements for certain of Vivint Smart Home’s key executives, (3) general advice regarding dispositions and/or acquisitions, (4) advice regarding the strategic direction of Vivint Smart Home’s business and (5) such other advice directly related or ancillary to the above advisory services as may be reasonably requested by Vivint Smart Home. In exchange for these services, Vivint Smart Home will pay an annual monitoring fee to BMP of 1% of consolidated EBITDA until upon the earlier of (1) the completion of Vivint Smart Home’s fiscal year ended December 31, 2021 or (2) the date upon which Blackstone owns less than 5% of the voting power of all of the shares of capital stock entitled to vote generally in the election of directors of Vivint Smart Home or its direct or indirect controlling parent, and such stake has a fair market value (as determined by Blackstone) of less than $25 million.

Additionally, under the Support and Services Agreement, BMP will make available to Vivint Smart Home its portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group it its sole discretion to be warranted and appropriate. BMP may, at any time, choose not to provide any such services. Such services will be provided without charge, other than for the reimbursement of related out-of-pocket expenses incurred by BMP and its affiliates.

Subscription Agreements

In connection with the execution of the Merger Agreement, each of Fortress and Blackstone entered into the Subscription Agreements pursuant to which each of Fortress and Blackstone have respectively subscribed for 12,500,000 and 10,000,000 newly-issued shares of Common Stock to be issued at the Closing. The obligations to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

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

Our units, common stock and warrants continue to be listed for trading on the New York Stock Exchange under the symbols “MOSC.U,” “MOSC” and “MOSC WS,” respectively. Upon effectiveness of the Domestication, the Company’s CUSIP numbers relating to its units, common stock and warrants changed to 61946M 209, 61946M 100 and 61946M 118, respectively.

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

Merger Agreement

On September 15, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Mosaic, Maiden Merger Sub, Inc., a wholly owned subsidiary of Mosaic (“Merger Sub”), and Vivint Smart Home, Inc. (“Vivint Smart Home”). Pursuant to the terms of the Merger Agreement, a business combination between Mosaic and Vivint Smart Home will be effected through the merger of Merger Sub with and into Vivint Smart Home, with Vivint Smart Home surviving as the surviving company (the “Merger”). At the effective time of the Merger (the “Effective Time”), each stockholder of Vivint Smart Home will receive 209.6849221312 shares of Mosaic’s Class A common stock, par value $0.0001 per share (the “Common Stock”) for each share of Vivint Smart Home common stock, par value $0.01 per share (“Vivint common stock”), that such stockholder owns. The business combination is subject to the approval of our stockholders, as well as other closing conditions.

Results of Operations

Our entire activity since inception up to September 30, 2019 related to our formation, commencement of the Initial Public Offering, entering into forward purchase agreement, and, since the offering, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had a net income of approximately $715,000, which consist of approximately $1.7 million in interest income, offset by approximately $617,000 in general and administrative expenses, $50,000 in franchise tax expense, and approximately $354,000 in income tax expense.

For the nine months ended September 30, 2019, we had a net income of approximately $3.6 million, which consist of approximately $5.9 million in interest income, offset by approximately $982,000 in general and administrative expenses, approximately $145,000 in franchise tax expense, and approximately $1.2 million in income tax expense.

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

Going Concern

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2019, we had approximately $687,000 in our operating bank account, approximately $9.3 million of interest income from investments held in Trust Account available to fund working capital requirements (subject to an annual limit of $750,000, of which we already withdrew $561,500 during the nine months ended September 30, 2019) and/or to pay for our tax obligations, and working capital of approximately $651,000.

Through September 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsors in exchange for the issuance of the founder shares to our sponsors, $100,000 in loans from our sponsors, the net offering proceeds not held in the Trust Account which resulted from the consummation of the Initial Public Offering and the sale of private placement warrants to the sponsors, and the interest released from Trust Account for working capital (subject to an annual limit of $750,000) of approximately $1.5 million and approximately $1.4 million for taxes obligations since inception.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsors or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management has not recorded any adjustments to the carrying amounts of assets or liabilities after considering the requirement to liquidate after January 23, 2020 if we are unable to complete a business combination.

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

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsors or an affiliate of either sponsor, or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to us as may be required. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. There were no Working Capital Loans outstanding as of September 30, 2019 and December 31, 2018.

Office Space and Related Support Services

Effective October 18, 2017, we entered into an agreement with an affiliate of one of our sponsors a monthly fee of $16,875 for office space and related support services.

On October 18, 2017, we agreed to pay a monthly fee of $5,000 for our Chief Financial Officer (“CFO”) commencing on the closing of the Initial Public Offering, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of our initial business combination or liquidation, whichever occurs first. We had also agreed to pay our CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the Trust Account. Additionally, we will issue Class A common stock to him upon completion of our initial business combination (“Equity Compensation”). The number of shares of Class A common stock to be issued is determined in accordance with an agreed formula, which is estimated to be 8,683 shares as of September 30, 2019. We are not obligated to issue the Equity Compensation if no business combination is consummated.

During the three months ended September 30, 2019 and 2018, we incurred approximately $71,000 and $60,000, respectively, for services provided by related parties in connection with these aforementioned agreements, as reflected in the accompanying unaudited condensed statements of operations. During the nine months ended September 30, 2019 and 2018, we incurred approximately $199,000 and $190,000, respectively, for services provided by related parties in connection with these aforementioned agreements, as reflected in the accompanying unaudited condensed statements of operations.

Fortress Subscription Agreement

In connection with the execution of the Merger Agreement, certain investment funds managed by affiliates of Fortress Investment Group LLC, an affiliate of one of our sponsors, entered into a subscription agreement pursuant to which such funds subscribed for 12,500,000 newly-issued shares of common stock to be issued at the Closing. The obligations to consummate the subscription is conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Critical Accounting Policies and Estimates

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, 33,784,066 and 33,427,182 shares of Class A common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) per Share of Common Stock

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share.

Net income per common stock, basic and diluted for Class A common stock for the three and nine months ended September 30, 2019 are calculated by dividing the interest income earned on the trust account, net of funds available to be withdrawn from trust for working capital (subject to an annual limit of $750,000) and tax payable purposes, resulted in a total of approximately $955,000 and $3.8 million, respectively, by the weighted average number of Class A common stock outstanding for the period. Net income per common stock, basic and diluted for Class A common stock for the three and nine months ended September 30, 2018 are calculated by dividing the interest income earned on the Trust Account, net of funds available to be withdrawn from the Trust Account for working capital (subject to an annual limit of $750,000) and tax payable purposes, resulted in a total of approximately $1.5 million and $3.7 million, respectively, by the weighted average number of Class A common stock outstanding for the period.

Net income (loss) per common stock, basic and diluted for Class F common stock for the three and nine months ended September 30, 2019 and 2018 are calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of Class F common stock outstanding for the period.

We comply with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 17,433,334 shares of Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method at September 30, 2019 and 2018.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

All activity through September 30, 2019 related to our formation and the Initial Public Offering and identifying and evaluating prospective acquisition targets for an initial business combination. On January 2, 2018, the net proceeds of the Initial Public Offering and the sale of the private placement warrants held in the Trust Account were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Prior to 2018, such proceeds were not invested and were held in a non-interest-bearing Trust Account.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K filed with the SEC on March 18, 2019 and in our preliminary proxy statement/consent solicitation/prospectus on Form S-4 filed with the SEC on September 24, 2019. We may disclose changes to such factors or disclose additional factors from time to time our future filings with the SEC, including any amendments on Form S-4 that we expect to file with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of September 15, 2019, by and among Mosaic Acquisition Corp., Maiden Merger Sub, Inc. and Vivint Smart Home, Inc. (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on September 16, 2019).

10.1	Support Agreement, between Mosaic, Merger Sub and 313 Acquisition, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.18 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.2	Registration Rights Agreement, among Vivint Smart Home, Mosaic, 313 Acquisition and the other parties thereto, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.19 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.3	Stockholders Agreement, among Vivint Smart Home, Mosaic and the other parties thereto, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.20 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.4	Amended and Restated Support and Services Agreement, among Mosaic, APX, Blackstone Management Partners L.L.C., Blackstone Capital Partners VI L.P. and 313 Acquisition, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.21 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.5	Sponsor Agreement, among Mosaic, Vivint Smart Home and the Sponsors, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.22 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.6	Subscription Agreement between Mosaic, Vivint Smart Home and Blackstone Capital Partners VI L.P., dated September 15, 2019 (incorporated herein by reference to Exhibit 10.23 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.7	Subscription Agreement between Mosaic, Vivint Smart Home and Blackstone Family Investment Partnership VI L.P., dated September 15, 2019 (incorporated herein by reference to Exhibit 10.24 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.8	Subscription Agreement between Mosaic, Vivint Smart Home and Blackstone Family Investment Partnership VI – ESC L.P., dated September 15, 2019 (incorporated herein by reference to Exhibit 10.25 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.9	Subscription Agreement between Mosaic, Vivint Smart Home and Drawbridge Special Opportunities Fund LP, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.26 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.10	Confidentiality and Lockup Agreement among Mosaic, Todd Pedersen and the Pedersen Family Trust, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.27 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.11	Confidentiality and Lockup Agreement among Mosaic, Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Investors I, LLC and Summit Investors I (UK), L.P., dated September 15, 2019 (incorporated herein by reference to Exhibit 10.28 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.12	Confidentiality and Lockup Agreement between Mosaic and Solamere V Investment, LLC, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.29 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.13	Confidentiality and Lockup Agreement between Mosaic and Rivendell Investments 2016-5 LLC, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.30 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.14	Confidentiality and Lockup Agreement between Mosaic and Mosaic Sponsor, LLC, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.31 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.15	Confidentiality and Lockup Agreement among Mosaic, Fortress Mosaic Investor LLC, Fortress Mosaic Sponsor LLC and Fortress Mosaic Anchor LLC, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.32 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.16	Confidentiality and Lockup Agreement between Mosaic and each holder of equity interests of 313 Acquisition LLC specified therein, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.33 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.17	Confidentiality and Lockup Agreement between Mosaic and Black Horse Holding, LLC, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.34 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.18	Confidentiality and Lockup Agreement between Mosaic and Alex Dunn, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.35 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

10.19	Confidentiality and Lockup Agreement among Mosaic, 313 Acquisition LLC, Blackstone Capital Partners VI L.P., Blackstone VNT Co-Invest L.P., Blackstone Family Investment Partnership VI – ESC L.P., Blackstone Family Investment Partnership VI L.P. and BCP Voyager Holdings LP, dated September 15, 2019 (incorporated herein by reference to Exhibit 10.36 filed with the Registrant’s Registration Statement on Form S-4 filed by the Registrant on September 24, 2019).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.