Form 10-K
period 2019-12-31
Vivint Smart Home, Inc.
filed 2020-03-13
CIK 1713952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File Number 001-38246

Vivint Smart Home, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	98-1380306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4931 North 300 West, Provo, Utah	84604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 377-9111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	VVNT	New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	VVNT WS	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

		Emerging growth company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

At June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was $351,900,000 (based on the closing sales price of the Class A common stock on June 28, 2019 of $10.20).

As of March 11, 2020, there were 177,862,355 shares of Class A common stock, $0.0001 par value per share, issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

Factors that could cause actual results to differ from those implied by the forward-looking statements in this annual report on Form 10-K are more fully described in the “Risk Factors” section of this annual report on Form 10-K. The risks described in the “Risk Factors” are not exhaustive. Other sections of this annual report on Form 10-K describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this annual report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Market, ranking and industry data used throughout this annual report on Form 10-K, including statements regarding subscriber acquisition costs, attrition and subscriber additions, is based on the good faith estimates of the Company’s management, which in turn are based upon the review of internal surveys, independent industry surveys and publications and other third party research and publicly available information. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While the Company is not aware of any misstatements regarding the industry data presented herein, its estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

We use our website (www.vivint.com), our company blog (blog.vivint.com), corporate Twitter and Instagram accounts (@VivintHome), and our corporate Facebook account (VivintHome) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.investors.vivint.com. The contents of our website and social media channels are not, however, a part of this report.

BASIS OF PRESENTATION

On January 17, 2020 (the “Closing Date”), Vivint Smart Home, Inc. (f/k/a Mosaic Acquisition Corp.) (the “Company”) consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated September 15, 2019, by and among the Company, Maiden Merger Sub, Inc., a subsidiary of the Company (“Merger Sub”), and Legacy Vivint Smart Home, Inc. (f/k/a Vivint Smart Home, Inc.) (“Legacy Vivint Smart Home”), as amended by Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment” and as amended, the “Merger Agreement”), dated as of December 18, 2019, by and among the Company, Merger Sub and Legacy Vivint Smart Home.

Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Vivint Smart Home was effected through the merger of Merger Sub with and into Legacy Vivint Smart Home, with Legacy Vivint Smart Home surviving as the surviving company (the “Merger”). At the effective time of the Merger (the “Effective Time”), each stockholder of Legacy Vivint Smart Home received 84.5320916792 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), for each share of Legacy Vivint Smart Home common stock, par value $0.01 per share (the “Legacy Vivint Smart Home common stock”), that such stockholder owned. Pursuant in each case to a Subscription Agreement entered into in connection with the Merger Agreement, certain investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and certain investment funds affiliated with The Blackstone Group Inc. (such investment funds, collectively, “Blackstone”) purchased, respectively, 12,500,000 and 10,000,000 newly-issued shares of Common Stock (such purchases, the “Fortress PIPE” and the “Blackstone PIPE,” respectively, and together, the “PIPE”) concurrently with the completion of the Merger (the “Closing”) on the Closing Date for an aggregate purchase price of $125,000,000 and $100,000,000, respectively.

In connection with the execution of the Amendment, the Company entered into a Subscription and Backstop Agreement (the “Fortress Subscription and Backstop Agreement”) with Fortress, pursuant to which Fortress committed to (i) purchase $50,000,000 in aggregate purchase price of shares of Mosaic’s Common Stock in the open market, subject to applicable law, (ii) backstop redemptions by subscribing for a number of shares of newly-issued shares of Mosaic’s Common Stock at a purchase price per share equal to the per-share value of the Company’s trust account at the time of any such redemptions and (iii) subscribe for up to $50,000,000 (less the aggregate purchase price of the shares purchased by it in the open market and to backstop redemptions) in aggregate purchase price of newly-issued shares of Mosaic’s Common Stock at a purchase price of $10.00 per share to be issued at the election of the Company at the Closing. On the Closing Date, pursuant to the Fortress Subscription and Backstop Agreement, Fortress purchased 2,698,753 shares of Common Stock for an aggregate of approximately $27.8 million.

In addition, the Company entered into an additional subscription agreement (the “Additional Forward Purchaser Subscription Agreement”) with one of the forward purchasers (the “Forward Purchaser”). Pursuant to the Additional Forward Purchaser Subscription Agreement, immediately prior to the Effective Time, the Forward Purchaser purchased from the Company 5,000,000 shares of Common Stock at a purchase price of $10.00 per share. As consideration for the additional investment, 25% of Mosaic Sponsor LLC’s shares of the Company’s Class F Common Stock, par value $0.0001 per share (the “Founder Shares”) and private placement warrants (the “private placement warrants”) were forfeited to the Company and the Company issued to the Forward Purchaser an equal number of shares of Common Stock and warrants concurrently with the Closing.

In connection with the Closing, the registrant changed its name from Mosaic Acquisition Corp. to Vivint Smart Home, Inc. The Company’s Common Stock is now listed on the NYSE under the symbol “VVNT” and warrants to purchase the Common Stock at an exercise price of $11.50 per share are listed on the NYSE under the symbol “VVNT WS”. The audited financial statements included herein are those of Mosaic Acquisition Corp. prior to the consummation of the Merger and the name change. Prior to the Merger, the Company neither engaged in any operations nor generated any revenue. Until the Merger, based on the Company’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The audited consolidated financial statements of Legacy Vivint Smart Home, which is considered the Company’s accounting predecessor, are included in Amendment No. 2 to the Company’s Current Report on Form 8-K, which is anticipated to be filed with the Securities and Exchange Commission (the “SEC”) on or about March 13, 2020.

As used in this annual report on Form 10-K, unless otherwise noted or the context otherwise requires:

•	references to “Vivint Smart Home”, “we,” “us,” “our” and “the Company” are to Vivint Smart Home, Inc. (f/k/a Mosaic Acquisition Corp.) and its consolidated subsidiaries;

•	references to “Legacy Vivint Smart Home” are to Legacy Vivint Smart Home, Inc. and subsidiaries prior to the close of the Merger (f/k/a Vivint Smart Home, Inc.);

•	references to “2GIG” are to 2GIG Technologies, Inc., our former affiliate;

•	references to “Acquisition LLC” or “313 Acquisition” are to 313 Acquisition LLC, the Company’s indirect parent;

•	references to “AMRU” are to average monthly revenue per user, which consists of Total MR (as defined below) divided by average monthly Total Subscribers (as defined below) during a given period;

•	references to “APX” are to APX Group, Inc., a wholly-owned subsidiary of the Company;

•

references to the “Consumer Financing Program” or “CFP” are to the program, launched in the first quarter of 2017 under the Vivint Flex Pay plan, pursuant to which we offer to qualified customers in the United States an opportunity to finance the purchase of Products (as defined below) and installation fees in connection with the services through a third-party financing provider;

•	references to “Average Subscriber Lifetime” are to 100% divided by our expected long-term annualized attrition rate multiplied by 12 months;

•	references to “DTH” are to our direct to home sales channels;

•

references to “Notes” are to the 8.75% Senior Notes due 2020 (“2020 notes”), 8.875% Senior Secured Notes due 2022 (“2022 private placement notes”), 7.875% Senior Secured Notes due 2022 (“2022 notes”), 7.625% Senior Notes due 2023 (“2023 notes”), 8.500% Senior Notes due 2024 (“2024 notes”) and 6.75% Senior Secured Notes due 2027 (“2027 notes”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;

•	references to “NIS” are to our national inside sales channels;

•	references to “Products” are to our offering of smart home equipment including a proprietary control panel, door and window sensors, door locks, security cameras and smoke alarms;

•

references to “Revolving Credit Facility” are to the senior secured revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources-Revolving Credit Facility”;

•

references to “RICs” are to retail installment contracts offered under the Vivint Flex Pay plan with respect to the purchase of Products and installation fees to certain of our customers who do not qualify for the CFP but qualify under our historical underwriting criteria;

•	references to “Services” are to our offering of smart home and security services;

•	references to “Smart Home as a Service,” or “SHaaS” are to our business model which generates subscription-based, high margin recurring revenue from customers who sign up for our Smart Home Services;

•	references to “Smart Home Operating System” are to the combination of the software inside our Products and our cloud-based software and mobile apps;

•	references to “Smart Home Pros” or “SHPs” are to our full-time smart home professionals who service our customers;

•	references to “Smart Home Services” are to our offering of smart home services combining Products and related installation, Services and our proprietary back-end cloud platform software;

•	references to “Solar” or “Vivint Solar” are to Vivint Solar, Inc., our affiliate;

•	references to “Sponsor” are to certain investment funds affiliated with The Blackstone Group Inc.;

•

references to “Net Subscriber Acquisition Costs per New Subscriber” are to the net cash cost to create new smart home and security subscribers during a given 12 month period divided by New Subscribers for that period. These costs include commissions, Products, installation, marketing, sales support and other allocations (general and administrative and overhead); less upfront payment received from the sale of Products associated with the initial installation, and installation fees. These costs exclude capitalized contract costs and upfront proceeds associated with contract modifications;

•

references to “Total Bookings” are to the total monthly Service revenue for New Subscribers multiplied by Average Subscriber Lifetime, plus total Product revenue to be recognized over the contract term from New Subscribers.

•	references to “Total MR” are to the average monthly total revenue recognized during the period;

•	references to “Total Subscribers” are to the aggregate number of active smart home and security subscribers at the end of a given period, excluding subscribers acquired under pilot programs;

•	references to “Total Backlog” are to total unrecognized Product revenue plus total Service revenue expected to be recognized over the remaining Subscriber Lifetime for Total Subscribers;

•	references to “Vivint Assist” are to our AI-driven smart home automation and assistance software that uses the data from our devices and partner devices;

•

references to the “Vivint Flex Pay” or “Flex Pay” plan are to the plan, introduced in January 2017, under which we launched the Consumer Financing Program and began to offer RICs as well as the option to pay in full at the time of purchase; and

•	references to “Vivint Smart Home App” or “Smart Home App” are to our application available on both Android and iOS which allows users to automate, control and monitor their smart home experience.

PART I

References in this Annual Report to “we,” “us,” “company” or “our company” are to Vivint Smart Home, Inc. (f/k/a Mosaic Acquisition Corp.), a Delaware corporation, and its subsidiaries. References to “management” or our “management team” are to our officers and directors. References to our “SPAC sponsors” are to Mosaic Sponsor, LLC, a Delaware limited liability company, and to Fortress Mosaic Sponsor LLC, a Delaware limited liability company, collectively. References to our “initial stockholders” are to the holders of our Founder Shares prior to our Initial Public Offering (as defined below).

Item 1. Business.

Introduction

We are a smart home technology company. Our mission is to redefine the home experience through intelligently designed cloud-enabled solutions delivered to every home by people who care. Our brand name, Vivint, represents “to live intelligently”, and our solutions help our subscribers do just that.

During the year ended December 31, 2019 and prior to the Merger, we were a blank check company. We were originally incorporated as a Cayman Islands exempted blank check company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Effective December 21, 2018, we changed our jurisdiction of incorporation from Cayman Islands to the State of Delaware. Prior to the Merger, we neither engaged in any operations nor generated any revenue. Until the Merger, based on our business activities, the Company was a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we had no operations and nominal assets consisting almost entirely of cash.

In August 2017, our SPAC sponsors purchased an aggregate of 8,625,000 of our Founder Shares, for an aggregate purchase price of $25,000, or approximately $0.003 per share, with each SPAC sponsor purchasing an equal number of Founder Shares. In October 2017, our SPAC sponsors transferred an aggregate of 30,000 Founder Shares to one of our independent directors for their original purchase price.

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

Concurrently with the completion of the Initial Public Offering, our SPAC sponsors purchased an aggregate of 5,933,334 warrants (the “private placement warrants”) at a price of $1.50 per warrant, or $8,900,001 in the aggregate, with each SPAC sponsor purchasing an equal number of warrants. The purchase price of the private placement warrants was added to the net proceeds of the Initial Public Offering and placed in a trust account (the “trust account”) such that the trust account held $345,000,000 at the time of closing of the Initial Public Offering. Each whole private placement warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

On December 5, 2017, we announced that, commencing December 8, 2017, holders of the 34,500,000 units sold in the Initial Public Offering could elect to separately trade the Class A ordinary shares and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (the “NYSE”) under the symbol “MOSC.U” and the Class A ordinary shares and warrants that were separated traded under the symbols “MOSC” and “MOSC WS,” respectively.

Upon our domestication in the State of Delaware on December 21, 2018, each of our outstanding Class A ordinary shares and Class F ordinary shares became, by operation of law, one share of Class A common stock or

Class F common stock, respectively. Consequently, each holder of a unit, Class A ordinary share, Class F ordinary share or warrant immediately prior to the domestication now held a unit, share of Class A common stock, share of Class F common stock or warrant representing the same proportional equity interest in the Company as that shareholder held prior to the domestication and representing the same class of security. The Company’s units, common stock and warrants were listed for trading on the NYSE under the symbols “MOSC.U,” “MOSC” and “MOSC WS,” respectively.

Recent Developments

On the Closing Date, we consummated the Merger. At the Effective Time, each stockholder of Legacy Vivint Smart Home received 84.5320916792 shares of our Common Stock for each share of Legacy Vivint Smart Home common stock.

Pursuant in each case to a Subscription Agreement entered into in connection with the Merger Agreement, Fortress and Blackstone completed the Fortress PIPE and the Blackstone PIPE, respectively. The Founder Shares automatically converted into Common Stock at Closing, on a one-for-one basis, subject to adjustment. The private placement warrants will expire five years after the Closing or earlier upon redemption or liquidation.

On the Closing Date, pursuant to the Fortress Subscription and Backstop Agreement, Fortress purchased 2,698,753 shares of Common Stock for an aggregate of approximately $27.8 million.

In addition, pursuant to the Additional Forward Purchaser Subscription Agreement, immediately prior to the Effective Time, the Forward Purchaser purchased from us 5,000,000 shares of Common Stock at a purchase price of $10.00 per share. As consideration for the additional investment, 25% of Mosaic Sponsor LLC’s Founder Shares and private placement warrants were forfeited to us and we issued to the Forward Purchaser an equal number of shares of Common Stock and warrants concurrently with the Closing.

In connection with the Closing, we changed our name from Mosaic Acquisition Corp. to Vivint Smart Home, Inc. Our Common Stock is now listed on the NYSE under the symbol “VVNT” and warrants to purchase the Common Stock at an exercise price of $11.50 per share are listed on the NYSE under the symbol “VVNT WS”.

Business strategy after the merger

Creating a true smart home experience requires an end-to-end platform designed to drive broad consumer adoption. Our smart home platform is comprised of the following five pillars: (1) our Smart Home Operating System, (2) our AI-driven smart home automation and assistance software, Vivint Assist, (3) our portfolio of proprietary, internally developed smart devices, (4) our curated yet extensible partner-neutral ecosystem, and (5) our people delivering tech-enabled premium services, including consultative selling, professional installation, and support.

Our leading smart home platform currently has over 1.5 million subscribers and manages over 20 million in-home devices, with the Legacy Vivint Smart Home platform processing over 1.5 billion home activity events each day, as of December 31, 2019. Using our solution, subscribers are able to interact with all aspects of their home with their voice or any mobile device-anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends, and strangers. Our subscribers engage with our smart home apps approximately seven times per day on average.

The smart home market is an expanding global opportunity and in the very early stages of broad consumer adoption. We believe the smart home market is experiencing rapid evolution, which can be divided into three phases. The first phase is represented by the proliferation of stand-alone smart devices. The second phase takes those devices and connects them to the home. The third and final phase, which we believe is the most pivotal phase in the market’s evolution, takes smart home technology and applies it to create a continually learning, automated, seamlessly integrated smart home experience.

The connected home, the second phase, has a multitude of devices and an operating system to coordinate them all within a single unified system. But integrating numerous different devices from different manufacturers that were not designed to work together is difficult, and often results in an experience that is complex, inconsistent, and unreliable. Moreover, DIY solutions put a large burden on homeowners to accurately and correctly install and support so many devices themselves. And while whole-home automation is possible, it requires users to write individual rules for each and every circumstance. Mass adoption of the connected home by those other than technology enthusiasts has been limited. Our software within the devices, in the cloud, and in our app all work together to help mainstream consumers simply and easily manage their homes.

We believe that we are in a critical transition period from the second phase to the third phase where the key challenges related to the connected home offerings are overcome by a smart home experience, which we enable through our end-to-end smart home platform.

In this third phase, a smart home continuously learns and adapts to user behavior and preferences and delivers a more automated, personalized experience, powered by artificial intelligence technology. To achieve broad consumer adoption, we believe that smart home solutions must deliver a truly intelligent experience, not just a remote control of the home. Our cloud-enabled software solution understands the state of the home and its occupants, interacts with users to enable awareness and control, and takes coordinated action with minimal user effort. We believe that Vivint is best positioned to capitalize on the mass market opportunity of the smart home.

Our technology and people are the foundation of our business model. Our trained professionals educate consumers on the value and affordability of a smart home, customize a solution for their homes and needs, teach them how to use our platform and enhance their experience, and provide ongoing tech-enabled services to manage, monitor, and support their smart home. We have developed proprietary technology that enables our people to provide these consultative sales, installation, and support services to our subscribers more effectively and efficiently, delivering a powerful end-to-end smart home experience.

Legacy Vivint Smart Home has developed and launched over 10 proprietary devices since 2010, all designed to seamlessly integrate into a comprehensive smart home solution. These devices are the critical end points of the smart home experience, and our broad device portfolio enables our subscribers to achieve a comprehensive experience, across the entire home. The software inside these devices, in combination with our cloud-based software and mobile apps, comprises the Smart Home Operating System that knits these elements together to intuitively enable otherwise complex use cases that help address real-world problems. We also allow a select number of third-party stand-alone devices into our ecosystem if doing so enhances the smart home experience for our subscribers. These may be devices that have a large installed base or that have unique capabilities, such as voice assistants. In particular, we will often include competing stand-alone devices in our ecosystem to offer our subscribers with choices. Regardless, we ensure that all partner devices are seamlessly integrated into our Smart Home Operating System, and that we are able to manage and support them as well as our own proprietary devices. Our subscribers trust us to professionally install, monitor, and support our devices. As of December 31, 2019, on average each Legacy Vivint Smart Home subscriber had over 14 devices strategically placed in their home. Because our Smart Home Pros install the right devices in the right places in the home, we are able to collect superior data and generate unique insights, to improve the smart home experience for our users. We believe we are able to provide a much more complete picture of home activity than any of our competitors.

Our AI-driven smart home automation and assistance software, Vivint Assist, uses the data from our devices and partner devices to enable our subscribers to have a true smart home experience. We believe that we have the broadest, deepest, and purest home activity dataset, which we use to understand the state of the home in real time. This enables us to intelligently manage the residence on the homeowners’ behalf, while still keeping them informed and in full control. Moreover, our software learns from every interaction, enriching our platform and making the smart home experience smarter. We believe that no other company is as well positioned to capitalize on the opportunity to make the true smart home a reality.

The smart home requires an operating system that is always-on, reliable, able to process large streams of incoming data, and protected by enterprise-trade security. Our Smart Home Operating System does all of this, while delivering a seamless and intuitive end-user experience. In addition to dedicated in-home touchscreens and our comprehensive integrations with voice-control devices, we provide apps for Android and iOS mobile devices, as well as a web-based application for access from desktop and laptop computers. Leveraging software running in the home, in the cloud, and on users’ mobile devices, our operating system manages real-time communications across the system, executes rule-based actions and notifications, and provides a means for users to interact with their homes anywhere, anytime, and on any device. We deliver new functionality continually, deploying weekly updates to our software. We also push firmware updates to smart home devices throughout the year to deliver new functionality and improve device performance. We believe that continuously improving the smart home experience both increases the lifetime value of our current subscribers and attracts new subscribers.

Our Smart Home as a Service (“SHaaS”) business model generates subscription-based, high-margin recurring revenue from subscribers who sign up for our smart home services. We continue to focus on technology, service, and business model innovation to provide superior customer experience, from the time of first contact to the day-to-day experience.

In 2017, Legacy Vivint Smart Home made a strategic decision to offer Vivint Flex Pay to consumers as a part of its business model innovation, providing benefits to both our subscribers and our company. Vivint Flex Pay provides greater subscriber accessibility by enabling qualified customers to purchase smart home devices with unsecured financing either through a third party financing partner or through us, in most cases at zero-percent annual percentage rate (“APR”) for qualified customers. The launch of Vivint Flex Pay has enabled Legacy Vivint Smart Home to expand its market opportunity by reducing upfront cash required to acquire new subscribers. Vivint Flex Pay has also improved our unit economics, reduced our balance sheet risk, and improved the capital efficiency of our business. Today, Vivint Flex Pay is an important driver of our subscriber retention strategy. Vivint Flex Pay has also improved our subscriber economics. Legacy Vivint Smart Home had an Average Subscriber Lifetime of 92 months (approximately 8 years), as of December 31, 2019, based on its expected long-term annualized attrition rate of 13%.

Our go-to-market strategy is based on directly educating consumers about the value and benefits of a smart home experience. We reach consumers through a variety of highly efficient customer acquisition channels, including our direct-to-home, inside sales, and retail partnerships programs. We continue to scale these efforts through our proprietary operations technology, by launching new and innovative products and services, and by building out our consultative sales channels. Our nationwide sales and service footprint covers 98% of U.S. zip codes. We continue to strengthen our relationships with existing subscribers by offering them the ability to use Vivint Flex Pay to finance upgrades of their existing system and to add new devices and features to their smart homes as our portfolio of offerings expands.

As of December 31, 2019 and 2018, Mosaic Acquisition Corp. had net income of $4.2 million and $5.3 million, respectively.

As of December 31, 2019 and 2018, Legacy Vivint Smart Home had over 1.5 million and 1.4 million subscribers, respectively, representing year-over-year growth of 7%. In 2019 and 2018, Legacy Vivint Smart Home generated revenue of $1.2 billion and $1.1 billion, respectively along with a net loss of $395.9 million and $472.6 million, respectively. As of December 31, 2019 and 2018, Legacy Vivint Smart Home had approximately $3.3 billion and $3.1 billion of total aggregate principal debt outstanding, respectively.

Our Industry

The smart home market is large and growing rapidly. There were over 150 million households in the United States and Canada in 2019. With over 1.5 million subscribers as of December 31, 2019, Legacy Vivint Smart Home’s penetration into the smart home market was only 1% of our current total estimated addressable market in the United States and Canada alone. Given the rapid pace of technological development in our industry, we believe it is likely that the total addressable market will continue to expand. The ability to address the cost issue, among other things, can potentially increase smart home penetration in the future.

To date the market has seen some early penetration from stand-alone devices with relatively narrow capabilities. These products have attracted early adopters and technology enthusiasts but have not adequately met the deeper need for a fully integrated smart home experience. These devices generally require do-it-yourself installation, do not integrate well with other devices, and have been designed with a single use case in mind. Generally, each device has its own mobile application, making installation and interoperability difficult for those consumers who do attempt to further their journey and install more devices in their home. As more and more devices have come to market, consumer demand for a central operating system that can better manage and integrate those devices has grown.

The connected home has a multitude of devices and requires an operating system to coordinate them all within a single unified system. But integrating many different devices from different manufacturers that were not designed to work together is difficult, and often results in an experience that is complex, inconsistent, and unreliable. Moreover, DIY solutions put a large burden on homeowners to install and support many devices themselves. And while whole-home automation is possible, it requires users to write individual rules for each and every circumstance. These DIY solutions also often require a high upfront cost, which can be prohibitively expensive for certain customers. For these reasons, mass adoption of the connected home by those other than technology enthusiasts has been limited.

As previously discussed, the next phase of the evolution of the connected home will be the smart home. Just as Apple and iOS enabled entirely new kinds of applications and use cases for the smart phone, we believe that our Smart Home Operating System will be the foundation for the full smart home experience and will enable many new business models that are based on streamlining various experiences in and around the home in innovative ways.

We believe there is a significant opportunity for companies to provide the end-to-end smart home experience. A successful smart home company must be able to provide the following:

•	An end-to-end solution with a comprehensive integration of technology and people;

•	A cloud-enabled operating system that provides a seamless and intuitive smart home experience;

•	A portfolio of compelling use cases orchestrated across multiple devices and leveraging artificial intelligence for adaptive and personalized automation;

•	A broad suite of smart devices designed to work as part of a comprehensive smart home;

•	An extensible platform complete with deep partner integrations of popular stand-alone devices;

•	Local professional services to educate consumers and to install and support devices in every home; and

•	A trusted relationship with consumers, who expect their sensitive home data to be kept private.

We believe that our fully integrated, end-to-end product, sales and service approach successfully addresses these key points of friction, and positions us to drive broad consumer market adoption.

Our Smart Home Platform

We believe that our integrated, end-to-end approach successfully addresses the above requirements.

End-to-End Platform Built to Drive Broad Market Adoption

Our purpose-built platform has the components required to deliver on the promise of a true smart home experience. Our technology and people are the foundation of our solution.

Our technology seamlessly integrates in-home devices and cloud-enabled services to deliver an experience that addresses real-world problems. From answering the door remotely to automating the temperature settings in a home environment, our smart home technology meets customers’ needs for convenience and control.

We believe that our purpose-built end-to-end platform best positions Vivint to deliver on the promise of broad market smart home adoption.

Cloud-Enabled Smart Home Operating System

Our cloud-enabled Smart Home Operating System delivers a seamless, easy-to-use, and intuitive smart home experience. Leveraging software running in the home, in the cloud, and on customers’ mobile devices, our operating system securely manages real-time communications across the system, executes rules and notifications triggered by defined home-related events, and provides a means for users to interact with their homes from around the globe. In addition to dedicated in-home touchscreens and our comprehensive integrations with voice-control devices, we provide apps for Android and iOS mobile devices, as well as a web-based application for access from desktop and laptop computers.

Providing a seamless experience covering a multitude of separate devices is of critical importance in moving beyond individual devices to a more comprehensive solution that can help address real-world problems. For instance, when someone comes to the front door, the homeowner may want to let them into the house. This requires a doorbell camera, lighting, locks, the security system, and possibly a garage door controller and interior cameras to all work gracefully together. Our Smart Home Operating System does just this, enabling a multitude of use cases in a simple and intuitive fashion. Moreover, it helps ensure that all of the mundane tasks of device management - security, firmware upgrades, telemetry, diagnostics, and more - are taken care of, so that the system is as reliable as possible.

Legacy Vivint Smart Home began installing comprehensive connected home solutions in 2010, and these quickly became the choice of the majority of Legacy Vivint Smart Home’s new subscribers and the clear focus of the company. We believe that our experience in this space - understanding consumers and the challenges of making a connected home into something seamless and reliable - sets us apart from our competitors.

Software-Enabled Smart Home Devices

Legacy Vivint Smart Home has developed and launched over 10 proprietary smart home devices since 2010. These devices are the end points of the smart home experience we offer. The software inside these devices, combined with our cloud-based software and mobile apps, enables our Smart Home Operating System to collect and combine end-point data into complex use cases that help consumers to address real-world problems. In particular, our devices are designed to work as part of a comprehensive system, with features and capabilities that only make sense in that context, and which are often not present on devices designed primarily for individual purchase and use.

Using the Smart Hub or the Vivint Smart Home App, our subscribers can connect to and communicate with their in-home devices, either from within the home or on-the-go. The Vivint Element Thermostat makes sure that the home environment is both comfortable and energy efficient, while the Vivint Smart Drive provides users with 24/7 DVR and personalized, local cloud storage. Our range of other devices, including cameras, door and window sensors, motion sensors, tilt sensors, glass break detectors, key fobs, medical pendants, carbon monoxide detectors, flood sensors, and lamp modules extend the smart home experience to every part of the home, connecting users to their environments in new ways.

Our subscribers trust us to professionally install, monitor, and currently support an average of over 14 devices strategically placed in each home. Because our Smart Home Pros install the right devices in the right places, we are able to collect superior data and generate insights, enabling us to provide a much more complete picture of home activity than any of our competitors and to improve the smart home experience for our users.

Our Curated Partner Ecosystem

We allow a limited number of stand-alone devices into our ecosystem if doing so enhances the smart home experience for our subscribers. These may be devices that have a large installed base or that have unique capabilities, such as voice assistants. Using the Google Home and Amazon Alexa integrations for example, subscribers can talk to their Smart Home Operating System, asking the system to play their favorite songs, while making sure that their garage doors are closed, and their locks are secured, along with other system functionality. In particular, we will often include competing stand-alone devices in our ecosystem to offer our subscribers choice.

Every device we support in our ecosystem is seamlessly integrated with both our Smart Home Operating System and our tech-enabled services. This curated, partner-neutral ecosystem is designed to provide our subscribers with a worry-free end-to-end experience from sale to installation through a lifetime of use and support.

Because our platform is the hub for an easy-to-use, end-to-end smart home experience, partners have sought us out and have enjoyed continued success through joint selling efforts. Through our ongoing partnership program, both Amazon and Google have been able to sell a large amount of connected smart home devices. We have found that enabling users to add their preferred devices only enhances their connected home experience. Additionally, adding more devices in each home enables our system to gather and learn from even more data points, leading to a better overall experience for users. Our partnerships with Google and Amazon are examples of the neutral approach we take in building our ecosystem. As both companies create competing voice-control platforms for a variety of tasks, we enable our subscribers to use either, or both, as part of their smart home. As the smart home market develops further, we believe that our platform will form the core of the home ecosystem, whereby businesses get new ways to streamline connections with customers in their living environments. In this regard, we will not only own the system powering the smart home, but we will also form strategic partnerships that will deepen the overall smart home experience. We expect these partnerships will help us protect and gain more market share.

AI-Driven Smart Home Automation and Assistance Software

We believe that our AI-driven smart home automation and assistance software, Vivint Assist, is a key differentiator that improves the customer experience and engagement by predicting and reacting to users’ needs, we believe which ultimately accelerates consumer adoption.

Our AI-driven smart home automation and assistance software, Vivint Assist, uses the data from our devices and our partner devices to enable our subscribers to have a true smart home experience. We have a relatively consistent set of devices installed across our subscribers’ homes and are focused on building high-performing models for Vivint Assist to understand the state of the home and to take or suggest action on the customer’s behalf. This in turn provides us with the opportunity to use feedback from our customers’ response to this interaction to further refine our models.

We believe that we have the broadest, deepest, and purest home activity dataset, which we use to understand the state of the home in real time. That enables us to intelligently manage the residence on the homeowners’ behalf, while still keeping them informed and in full control. Vivint Assist processes home events such as interactions with lights, locks, thermostats, touchscreens, voice-control devices, and door and motion sensors; thermodynamic data such as interior and exterior temperature and heating/cooling duty cycles; location data from mobile devices; and users’ interactions with Vivint Assist itself.

Moreover, our software learns from every interaction, enriching our platform and making the smart home experience smarter. We believe that no other company is as well positioned as Vivint to capitalize on the opportunity to make the true smart home a reality.

Local Tech-Enabled Services to Educate, Manage and Support the Smart Home

Our trained professionals educate consumers on the value and affordability of a smart home, customize a solution for their homes and needs, teach them how to use our platform and enhance their experience, and provide ongoing tech-enabled services to manage, monitor, and support their smart home. We have developed proprietary technology that enables our people to provide these consultative sales, installation, and support services to our subscribers more effectively and efficiently, delivering a powerful end-to-end smart home experience. Our teams bring significant domain expertise when it comes to troubleshooting and fixing issues that may arise within a smart home across devices and platforms. Our direct relationship gives us a real-time view into their smart home needs, which provides us with a distinct competitive advantage that enhances our agility and responsiveness to consumer needs. Our end-to-end platform allows us to be our customers’ trusted support system.

Our People and Culture

We are the company that we are today because of the people that make up our team. We are proud of the culture we have built around innovation and subscriber centricity. Innovation also permeates our subscriber-centric approach.

When it comes to creating a smart home experience, we believe many individuals want and need the help of professional installation teams to set up the technology and to ensure that it is fully functional, which is why our installation teams are a vital part of Vivint’s service. Whether our tech-enabled Smart Home Pros connect with our customers on the phone or in-person, these individuals do their best to inform consumers on how Vivint can help customize their living environments to meet their unique smart home needs. In contrast to DIY programs, we provide a premium experience complete with ongoing tech-enabled service and support.

Many companies can make a sale, but few are able to provide a continuous, end-to-end experience over time. Providing the best possible smart home experience is what drives us as a company, and that is why we are focused on continually educating and supporting our subscribers-for the long-run. Providing a truly comprehensive and customizable smart home experience requires ongoing tech-enabled support, which we provide through our consultative sales, professional installation and customer support teams. These teams exist because we want to ensure that our subscribers are cared for over the duration of their time with Vivint, which for Legacy Vivint Smart Home was approximately 8 years, on average, as of December 31, 2019.

High-Performing Scalable Economic Model

We believe our end-to-end solution, long-term customer relationships, and subscription-based, high-margin recurring revenues drive significant long-term value.

Our business is driven by the acquisition of new subscribers and by managing and retaining our existing subscriber base. The acquisition of new subscribers requires significant upfront investment, which in turn generates predictable, high-margin recurring revenue (with approximately 74% net service margins for Legacy Vivint Smart Home for the year ended December 31, 2019) from our cloud-enabled smart home solutions. This high-visibility, high-margin revenue comes from selling our solution and accompanying smart home devices to our subscribers. Therefore, we focus our investment decisions on acquiring new subscribers in the most cost-effective manner while striving to maximize existing subscriber retention and lifetime.

We drive long-term subscriber retention through our high-quality subscriber experience, from the time of first contact to day-to-day use. For example, our subscribers engage with our smart home apps on average seven times per day. To provide even greater subscriber accessibility and affordability to the platform and improve our cash flow economics, Legacy Vivint Smart Home launched Vivint Flex Pay in 2017. Vivint Flex Pay enables qualified subscribers to purchase smart home devices with unsecured financing either through a third-party financing partner or through us, in most cases at zero percent APR.

We have made it a primary focus to retain our existing subscribers. Our retention improves as our subscribers enter into longer term contracts. Although there are costs to acquiring new subscribers, because we operate on a recurring revenue-based model, acquiring subscribers results in cumulative value generation that compounds and accrues over time.

We will continue investing in innovative technologies that we believe will make our platform more valuable and engaging for subscribers, and we intend to continue investing in new subscriber acquisition channels to further improve the economics of our business model. We will also continue working to improve the lifetime value of our customers and the unit economics of our business by continually enhancing the smart home experience.

Our Customers

Legacy Vivint Smart Home had over 1.5 million subscribers in North America as of December 31, 2019. Our business is not dependent on any single subscriber or a few subscribers, the loss of which would have a material adverse effect on the respective market or on us as a whole. No individual subscriber accounted for more than 1% of Legacy Vivint Smart Home’s consolidated 2019 revenue.

Privacy and Security

Our subscribers use our products and services to provide them with peace of mind for the things that matter most to them-their families and homes. This requires our devices to be professionally installed and deployed throughout their homes, and requires our solutions to collect and manage information about our subscribers’ home activity. Much of the information that our technology manages on our subscribers’ behalf, including sensor data, video, and the insights gleaned by our AI-driven smart home automation and assistance software, Vivint Assist, is sensitive and private, and we take our responsibility to protect this information seriously. Most importantly, we use this data and the insights we generate from it to improve the smart home experience. Our subscribers trust us to help them manage their homes, which we consider a unique relationship that we strive to strengthen.

Subscriber Contracts

We seek to ensure that our subscribers understand our smart home experience, along with the key terms of their contracts by conducting two surveys with every subscriber. The first survey is conducted live via a digital interface prior to the execution of the contract and professional installation, and the second survey is conducted after the installation is completed. Each survey is recorded and stored in our subscriber relationship management and billing system software, or CRM software, enabling easy access and review.

Types of Contracts

When signing up for our services, subscribers currently have three options to pay for their products and associated installation: payment-in-full, or consumer financing either through our CFP provided to qualified U.S. subscribers in partnership with our third-party financing providers, or under RICs. For those who choose to pay in full at the time of signing, we receive cash (paid by the customer through various means, including check, automated clearing house debit, or credit or debit card) for the full amount of the purchase of products and related installation. We also receive recurring revenue for Services on a month-to-month basis from these subscribers. In 2019, 69% of new subscribers opted to sign up under the CFP. When a subscriber signs up under this program, we receive cash from the third-party financing provider for the subscriber’s purchase of products and the related installation costs. For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in liabilities for credit losses depending on the credit quality of the customer. For other third-party loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We believe that the CFP helps to make the smart home experience more affordable and approachable for qualified customers, and it also helps to preserve the health of our balance sheet. Our last financing option is a RIC, which is available to U.S. subscribers who do not qualify for the CFP based on their credit profile, and all Canadian subscribers. When a customer signs up for a RIC, we record a note receivable from the customer for the purchase of products and related installation, minus risk-adjusted imputed interest, and this revenue is deferred and recognized over the life of the contract. We are planning to add additional financing partners in order to maximize the number of subscribers who are able to obtain financing through third-party partners and to move this risk off our balance sheet.

Term and Termination

Historically, Legacy Vivint Smart Home has generally offered contracts to subscribers that range in length from 36 to 60 months, subject to automatic monthly renewal after the expiration of the initial term. Since the beginning of 2013, a majority of these new subscribers have entered into 60-month contracts. As a result, the average initial contract length for Legacy Vivint Smart Home subscribers has increased over time, reaching an average of 51 months as of December 31, 2019. Subscribers have a right of rescission period prescribed by applicable law during which such subscriber may cancel the contract without penalty or obligation. Generally, these rescission periods range from 3 to 15 days, depending on the jurisdiction in which a subscriber resides. As a company policy we provide new subscribers 70 years of age and older a 30-day right of rescission. If the subscriber rescinds during the applicable rescission period under the terms of the contract, the subscriber is required to return the applicable equipment. Once the applicable rescission period expires, the subscriber is responsible for the monthly services fees under the contract.

Other Terms

We provide our subscribers with maintenance free of charge for the first 120 days. After 120 days, we will repair or replace defective smart home devices without charge, but we typically bill the subscriber a charge for each service visit. If a utility or governmental agency requires a change to our platform or tech-enabled service after installation of the system, the subscriber may be charged for the equipment and labor associated with the required change. We also charge certain subscribers a monthly fee related to the cost of maintaining our cellular communication network.

We do not provide insurance or warrant that the system will prevent a burglary, fire, hold-up or any such other event. Our contracts limit our liability to a maximum of $2,000 per event and, where permissible, provide a one-year statute of limitations to file an action against us. We may cease or suspend tech-enabled monitoring and repair service due to, among other things, work stoppages, weather, phone service interruption, government requirements, subscriber bankruptcy or non-payment by subscribers after we have given notice that their service is being canceled due to such non-payment.

Sales and Marketing

We acquire subscribers primarily through our DTH and NIS channels. We are currently testing out multiple retail partnerships to determine the optimal format for this channel. Regardless of channel, our tech-enabled sales professionals always take a consultative approach to the sales process, educate potential subscribers on the benefits of smart home technology, and tailor a solution that serves each subscriber’s needs. This consultative sales process has enabled us to achieve a high adoption rate of our smart home solutions. We are continually evaluating ways to improve subscriber acquisition efficiency across all of our sales channels. For the year ended December 31, 2019, Legacy Vivint Smart Home acquired over 300,000 new subscribers. Of these new subscribers, 57% joined through Legacy Vivint Smart Home’s DTH, and 43% were brought on through NIS.

Marketing Strategy

We leverage the Vivint brand across all our channels. We invest in certain marketing strategies which amplify the brand and awareness of our solutions, including through general paid media outlets. Vivint also has exclusive brand naming rights for the Vivint Smart Home Arena, home of the NBA’s Utah Jazz.

Direct to Home Sales

Our direct to home tech-enabled sales team is comprised of up to 4,500 representatives at our peak selling season working across select markets throughout North America. DTH representatives visit consumers in their homes, providing interested individuals with an in-depth description of our offerings. They benefit from our recruiting and training programs designed to promote sales productivity. Markets are selected each year based on a number of factors, including demographics, population density and our past experience selling in these markets. Because expenses associated with our direct to home sales channels are directly correlated with new subscriber acquisition, the majority of the costs associated with this channel are variable and can scale with customer acquisition. We also have a program whereby a number of direct-to-home sales representatives reside in certain select markets and sell in those markets on a year round basis. We expect the number of new subscriber contracts generated through this program to continue to increase over time.

National Inside Sales

Our NIS channel provides a consultative experience for consumers who contact us. Driven by increasing brand awareness and marketing effectiveness, the number of new subscribers acquired by Legacy Vivint Smart Home through this channel in 2019 increased 3% compared to 2018.

The NIS team utilizes leads generated through multiple sources, both digital and traditional, including paid, organic and local search and display advertising. We believe that we will continue to experience growth in this channel as Vivint’s brand awareness improves and customers’ understanding of the smart home increases. Customers originated through the Legacy Vivint Smart Home NIS channel has grown as a percentage of our total originations from approximately 10% in 2009 to approximately 43% for the year ended December 31, 2019.

Retail

We are currently running multiple retail partnerships pilot programs, with the goal of adding an additional subscriber acquisition channel that will allow us to offer a consultative sales experience while preserving our unit economics. Our retail partnership pilots are built primarily on a variable-cost model. Through these pilots, we hope to reach additional consumers that have not yet considered purchasing Products and Services, those that have already purchased other smart home products that have not met their expectations, and those that want to experience and buy smart home solutions in a traditional retail setting. Given the success of our existing DTH and NIS efforts, our retail pilots are built to provide interested subscribers with a strong understanding of the technology and service components of our smart home experience, in a retail setting, on a scalable, variable-cost basis.

Operations

Our end-to-end solution includes a dedication to providing a smart home experience, complete with tech-enabled service and support. We have structured our organization and our operations in a way that allows us to maximize efficiency and prioritize the subscriber experience, which is why we have built a successful brand and generated high subscriber satisfaction ratings over time.

In-Home Service

We deploy full-time in-home tech-enabled service professionals (“Smart Home Pros”) throughout North America to provide prompt tech-enabled service to our subscribers, on an as-needed basis. Our in-home service professionals are highly trained to address maintenance and service issues. Using our proprietary, in-house sales and service technologies - TechGenie - they are able to schedule service and installation appointments in real-time, thus maximizing subscriber satisfaction and minimizing friction in the subscriber relationship. This dimension of our offering personalized in-home support is key to our end-to-end solution, and we believe that providing personalized smart home service will be an integral part of meeting the needs of the broader consumer market.

Customer Service and Monitoring

Our tech-enabled customer service centers operate around the clock, year-round, without exception. All employees who work in customer service undergo training on billing and service-related questions. Customer service representatives are required to pass background checks and, depending upon their job function, may require licensing.

Our two central monitoring facilities are located in Utah and Minnesota and are fully able to be primary backups for each other and operate 24 hours a day, 7 days a week, year-round-including on holidays. All professionals who work in our monitoring facilities undergo comprehensive training and are required to pass background checks and, in certain cases, licensing tests or other checks to obtain the required licensing.

Billing and Collections

Our billing and collections representatives are located in our Utah offices. We cross-train these representatives to also handle general customer service inquiries with the goal of improving the customer experience and to increase personnel flexibility. Billing and collections representatives are also required to pass background checks and, depending upon their job function, may also require licensing by the state of Utah. A majority of our subscribers pay electronically either via ACH, credit or debit card. A subscriber who pays electronically is generally placed on a billing cycle based on their contract origination date and, in certain instances, the subscriber may choose their billing date. Our subscribers billed via direct invoice can be billed on any day of the month, with payment due 15 days subsequent to the invoice date. Subscribers are billed in advance for their monthly services based on their billing cycle and not calendar month. In those jurisdictions where we are entitled to do so by law, we charge late fees to subscribers whose accounts are more than 10 days past due.

Key Systems

We utilize an integrated subscriber relationship management and billing system software, based on a well-established enterprise-scale cloud solution (“CRM software”). This CRM software allows us to scale our business, providing the flexibility to accommodate the multiple customer support and billing models resulting from the continued expansion in our product and service offerings over time. The CRM software enables one-call resolution and allows for operational efficiency by not requiring the entry of data multiple times, thus improving data accuracy. Additionally, the data is replicated to both a reporting and a business intelligence server to reduce processing time, as well as to an offsite server used for disaster recovery purposes.

We also utilize an enterprise resource planning software (“ERP”), primarily to manage financial accounting, inventory and supply chain functions of our business. Similar to the CRM software, the ERP allows us to scale our operations to accommodate the continued expansion of our business models and product and service offerings. The ERP also provides improved security and automated system controls.

Suppliers

We provide our services through a panel installed in our subscribers’ homes. Since early 2014, nearly all new subscribers, including those contracted through Legacy Vivint Smart Home, are using the Vivint SkyControl panel. From 2010 through 2014, 2GIG Go!Control was Legacy Vivint Smart Home’s primary panel. As of December 31, 2019, approximately 88% of Legacy Vivint Smart Home’s subscriber base use SkyControl panels and 12% use 2GIG Go!Control panels.

In 2013, Legacy Vivint Smart Home completed the sale of 2GIG Technologies, Inc., or 2GIG. In connection with the 2GIG sale, 2GIG assigned to Legacy Vivint Smart Home their intellectual property rights in the SkyControl Panel and certain peripheral equipment. This proprietary equipment is a critical component of our current smart home and security offerings, and we expect it to remain a critical component of our future offerings as well. In addition, at the time of the 2GIG sale Legacy Vivint Smart Home entered into a five-year supply agreement with 2GIG, pursuant to which they would be the exclusive provider of Legacy Vivint Smart Home’s control panel requirements and certain peripheral equipment, subject to certain exceptions, during the term. This agreement was completed in April 2018.

We license certain communications infrastructure, software and services from Alarm.com to support subscribers with the Go!Control panel. These Go!Control panels are connected to Alarm.com’s hosted platform. Alarm.com also provides an interface to enable these subscribers to access their systems remotely. We also license certain intellectual property from Alarm.com for our subscribers using the SkyControl panel.

Generally, our hardware device suppliers maintain a stock of devices and key components to cover any minor supply chain disruptions. Where possible we also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier. However, we also rely on a number of sole source and limited source suppliers for critical components of our solution. Replacing any sole source or limited source suppliers could require the expenditure of significant resources and time to redesign and resource these products.

Research and Development

Our innovation center headquartered in Lehi, Utah and our research and development office in Boston, Massachusetts, focus on the research and development of new Products and Services, both within and beyond our existing offerings. Our professionals are trained in our proprietary innovation management process, from subscriber needs assessment to Product and Service launch. Our innovation center includes people with expertise in all aspects of the development process, including hardware development, software development, design, and quality assurance.

By focusing on innovation, and continually enhancing our Product and Service offerings, we believe we can increase new subscriber originations, subscriber usage and subscriber satisfaction, thereby potentially increasing revenue per subscriber and lowering subscriber attrition.

We expect to continue introducing new, innovative devices and software features. We design these new Products and, where appropriate, leverage partnerships for their manufacture.

By vertically integrating the development and design of our Products and Services with our existing sales and customer service activities, we believe we are able to more quickly respond to market needs, and better understand our subscribers’ interactions and engagement with our Products and Services. This provides critical data enabling us to improve the power, usability and intelligence of these Products and Services.

Intellectual Property

Patents, trademarks, copyrights, trade secrets, and other proprietary rights are important to our business and we continuously refine our intellectual property strategy to maintain and improve our competitive position. We seek to protect new intellectual property to safeguard our ongoing technological innovations and strengthen our brand, and we believe we take appropriate action against infringements or misappropriations of our intellectual property rights by others. We review third-party intellectual property rights to help avoid infringement, and to identify strategic opportunities. We typically enter into confidentiality agreements to further protect our intellectual property.

Our portfolio of U.S. and foreign patents consist of over 150 issued patents and over 400 pending patent applications that relate to a variety of smart home, security and other technologies utilized in our business. We also own a portfolio of trademarks, including domestic and foreign registrations for Vivint, and are a licensee of various patents, from our third-party suppliers and technology partners.

Because of the importance that subscribers place on reputation and trust when making a decision on a smart home provider, our brand is critical to our business. Patents related to individual products or technologies extend for varying periods dependent on the date of patent filing or grant and the legal term for patents in the various countries where we have sought patent protection. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.

Competition

The smart home industry is highly competitive and fragmented. Our major competitors range from large-cap technology companies, which predominantly offer DIY devices to expand their core market opportunity, to companies that are focused on singular smart home experiences (e.g., security focused), to industrial and telecommunications companies that are offering connected home experiences. Historically, the vast majority of companies have not offered comprehensive smart home solutions that meet the growing requirements of households. In many cases, companies have launched DIY or standalone devices to enhance their existing offerings, leading to partial or incomplete smart home experiences. Certain features of our platform compete with companies that fall into the following categories:

•	Large technology companies: Amazon, Apple, Google and Microsoft

•	Security-based offerings: ADT, Alarm.com, Brinks Home Security, FrontPoint, Johnson Controls International plc., SimpliSafe, and STANLEY Convergent Security Solutions

•	Industrial and smart hardware companies: Arlo, Control4, Honeywell, Resideo and Samsung

•	Telecommunications Companies: Comcast Corporation, Cox Communications, Rogers Communications, and Time Warner Cable

We believe we compete effectively with each of our competitors listed above. However, we expect competition to intensify in the future. We face increasing competition from competitors that are building their own smart home platforms, such as Amazon, Apple and Google, as well as from companies that offer single-point connected devices. With Legacy Vivint Smart Home having installed more than 2.5 million smart home and security systems , we believe we are well positioned to compete with them because we benefit from more than 20 years of experience; our efficient direct-to-home and inside sales channels; integrated smart home platform; innovative products; and our award-winning customer service.

In addition, several of our competitors have greater name recognition, much longer operating histories, more and better-established subscriber relationships, larger sales forces, larger marketing and software development budgets, and significantly greater resources than we do. Therefore, it is possible that we may not compete favorably with respect to certain of the foregoing factors.

We also compete with numerous smaller regional and local providers. We also face, or may in the future face, competition from other providers of information and communication products and services, a number of which have significantly greater capital and other resources than we do.

Companies in our industry compete primarily on the basis of price in relation to the quality of the devices and tech-enabled services they provide. The company’s brand and reputation, market visibility, service and product capabilities, quality, price, efficient direct-to-home sales channel, and the ability to identify and sell to prospective subscribers, are all factors that contribute to competitive success in the smart home industry. We emphasize the quality of the service we provide, rather than focusing primarily on price competition. We believe we compete effectively against other national, regional and local companies offering smart home and security alarm monitoring services by offering our subscribers an integrated smart home, along with an attractive value proposition, and our proven, award-winning customer service.

Government Regulations

United States

We are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities.

We are also required to obtain various licenses and permits from state and local authorities in connection with the operation of our businesses. The majority of states regulate in some manner the sale, installation, servicing, monitoring or maintenance of smart home and electronic security systems. In the states that do regulate such activity, our company and our employees are typically required to obtain and maintain licenses, certifications or similar permits from the state as a condition to engaging in the smart home and security services business.

In addition, a number of local governmental authorities have adopted ordinances regulating the activities of security service companies, typically in an effort to reduce the number of false alarms in their jurisdictions. These ordinances attempt to reduce false alarms by, among other things, requiring permits for individual electronic security systems, imposing fines (on either the subscriber or the company) for false alarms, discontinuing police response to notification of an alarm activation after a subscriber has had a certain number of false alarms, and requiring various types of verification prior to dispatching authorities.

Our sales and marketing practices are regulated by the federal, state and local agencies. These laws and regulations typically place restrictions on the manner in which products and services can be advertised and sold, and to provide residential purchasers with certain rescission rights. In certain circumstances, consumer protection laws also require the disclosure of certain information in the contract with our subscriber and, in addition, may prohibit the inclusion of certain terms or conditions of sale in such contracts. Many local governments regulate direct-to-home sales activities and contract terms and require that salespeople and the company on whose behalf the salesperson is selling obtain licenses to carry on business in that municipality.

In addition, the CFP and RICs are subject to federal and state laws. These laws primarily require that consumer financing contracts include or be accompanied by certain prescribed disclosures, but these laws also may place limitations on particular fees and charges, and require licensing or registration of the party extending consumer credit. Citizens and any other financing partners providing third-party consumer financing under Vivint Flex Pay are responsible for compliance with such laws applicable to Vivint Flex Pay, and we are responsible for compliance with such federal and state laws regulating RICs.

Canada

Companies operating in the smart home and electronic security service industry in Canada are subject to provincial regulation of their business activities, including the regulation of direct-to-home sales activities and contract terms and the sale, installation and maintenance of smart home and electronic security systems. Most provinces in Canada regulate direct-to-home sales activities and contract terms and require that salespeople and the company on whose behalf the salesperson is selling obtain licenses to carry on business in that province. Consumer protection laws in Canada also require that certain terms and conditions be included in the contract between the service provider and the subscriber.

A number of Canadian municipalities require subscribers to obtain licenses to use electronic security alarms within their jurisdiction. Municipalities also commonly require entities engaged in direct-to-home sales within their municipality to obtain business licenses.

Seasonality

Our DTH sales are seasonal in nature with a substantial majority of our new customer originations occurring during a sales season from April through August. We make investments in the recruitment of our DTH sales force and the inventory prior to each sales season. We experience increases in net subscriber acquisition costs during these time periods.

The management of our sales channels has historically resulted in a consistent sales pattern that enables us to more accurately forecast customer originations.

Employees

As of December 31, 2019, Legacy Vivint Smart Home had approximately 5,750 full-time employees, excluding its seasonal direct to home installation technicians, sales representatives and certain other support professionals. As of December 31, 2019, a very small minority of Legacy Vivint Smart Home’s employees were represented by a labor union. We believe that we generally have good relationships with our employees. The majority of our full-time employees are located in cities within Utah, with additional locations in Boston, Massachusetts Las Vegas, Nevada; Tampa Florida; and South Eagan, Minnesota. Employees located outside of these areas are comprised primarily of our full-time Smart Home Pros, who service our customers and are located in all states in the United States (except New Hampshire, Rhode Island and Vermont), as well as the majority of Canadian provinces.

Information About Our Executive Officers

See “Item 10. Directors, Executive Officers and Corporate Governance” for information about our executive officers.

Available Information

Our principal executive offices are located at 4931 North 300 West, Provo, Utah 84604. Our internet address is www.vivint.com.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our shareholders’ meetings, as well as any amendments to those reports, are available free of charge through our internet website as soon as reasonably practicable after we file them with the SEC. You can learn more about us by reviewing our SEC filings on the investor relations page of our website.

The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including us.

References to our website and the SEC’s website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, such websites. Such information should not be considered a part of this report, unless otherwise expressly incorporated by reference in this report.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Business and Industry

Our industry is highly competitive.

We operate in a highly competitive industry. We face, and may in the future face, competition from other providers of information and communication products and services, including cable and telecommunications companies, Internet service providers, large technology companies singular experience companies, industrial and smart hardware companies, and others that may have greater capital and resources than we do. We also face competition from large residential security companies that have or may have greater capital and other resources than us. Competitors that are larger in scale and have greater resources may benefit from greater economies of scale and other lower costs that permit them to offer more favorable terms to consumers (including lower service costs) than we offer, causing such consumers to choose to enter into contracts with such competitors. For instance, cable and telecommunications companies are expanding into the smart home and security industries and are bundling their existing offerings with automation and monitored security services. In some instances, it appears that certain components of such bundled offerings are significantly underpriced and, in effect, subsidized by the rates charged for the other product or services offered by these companies. These bundled pricing alternatives may influence subscribers’ desire to subscribe to our services at rates and fees we consider appropriate. These competitors may also benefit from greater name recognition and superior advertising, marketing, promotional and other resources. To the extent that such competitors utilize any competitive advantages in markets where our business is more highly concentrated, the negative impact on our business may increase over time. In addition to potentially reducing the number of new subscribers we are able to originate, increased competition could also result in increased subscriber acquisition costs and higher attrition rates that would negatively impact us over time. The benefit offered to larger competitors from economies of scale and other lower costs may be magnified by an economic downturn in which subscribers put a greater emphasis on lower cost products or services. In addition, we face competition from regional competitors that concentrate their capital and other resources in targeting local markets.

We also face potential competition from do-it-yourself, or DIY, systems, which enable consumers to install their own systems and monitor and control their home over the Internet without the need for a subscription agreement with a service provider. Improvements in these systems may result in more subscribers choosing to take on the responsibility for installation, maintenance, and management of connected home systems themselves. In addition, consumers may prefer individual device solutions that provide more narrowly targeted functionality instead of a more comprehensive integrated smart home solution. Pricing pressure or improvements in technology and shifts in consumer preferences towards DIY and/or individual solutions could adversely impact our subscriber base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Cable and telecommunications companies actively targeting the smart home market and expanding into the monitored security space, and large technology companies expanding into the smart home market could result in pricing pressure, a shift in subscriber preferences towards the services of these companies and a reduction in our market share. Continued pricing pressure from these competitors or failure to achieve pricing based on the competitive advantages previously identified above could prevent us from maintaining competitive price points for our products and services resulting in lost subscribers or in our inability to attract new subscribers and have an adverse effect on our business, financial condition, results of operations and cash flows.

We rely on long-term retention of subscribers and subscriber attrition can have a material adverse effect on our results.

We incur significant upfront costs to originate new subscribers. Accordingly, our long-term performance is dependent on our subscribers remaining with us for several years after the initial term of their contracts. One reason for attrition occurs when subscribers move and do not reconnect. Subscriber moves are impacted by changes in the housing market. See “-Our business is subject to macroeconomic, microeconomic and demographic factors that may negatively impact our results of operations.” Some other factors that can increase subscriber attrition include problems experienced with the quality of our Products or Services, unfavorable general economic conditions, adverse publicity and the preference for lower pricing of competitors’ products and services. In addition, we generally experience an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. If we fail to retain our subscribers for a sufficient period of time, our profitability, business, financial condition, results of operations and cash flows could be materially and adversely affected. Our inability to retain subscribers for a long term could materially and adversely affect our business, financial condition, cash flows or results of operations.

Litigation, complaints or adverse publicity or unauthorized use of our brand name could negatively impact our business, financial condition and results of operations.

From time to time, we engage in the defense of, and may in the future be subject to, certain investigations, claims and lawsuits arising in the ordinary course of our business. For example, Legacy Vivint Smart Home has been named as a defendant in putative class actions alleging violations of wage and hour laws, the Telephone Consumer Protection Act, common law privacy and consumer protection laws. From time to time Legacy Smart Home’s subscribers have communicated and may in the future communicate complaints to organizations such as the Better Business Bureau, regulators, law enforcement or the media. Any resulting actions or negative subscriber sentiment or publicity could reduce the volume of our new subscriber originations or increase attrition of existing subscribers. Any of the foregoing may materially and adversely affect our business, financial condition, cash flows or results of operations.

Given our relationship with Vivint Solar and the fact that Vivint Solar uses our registered trademark, “Vivint”, in its name pursuant to a licensing agreement, our subscribers and potential subscribers may associate us with any problems experienced with Vivint Solar or adverse publicity related to Vivint Solar’s business. We may not be able to take remedial action to cure any issues Vivint Solar has with its subscribers, and our trademark, brand and reputation may be adversely affected.

Unauthorized use of our brand name by third parties may also adversely affect our business and reputation, including the perceived quality and reliability of our Products and Services. We rely on trademark law, internal policies and agreements with our employees, subscribers, business partners and others to protect the value of our brand name. Despite our precautions, we cannot provide assurance that those procedures are sufficiently effective to protect against unauthorized third-party use of our brand name. We may not be successful in investigating, preventing or prosecuting all unauthorized third-party use of our brand name. Future litigation with respect to such unauthorized use could also result in substantial costs and diversion of our resources. These factors could adversely affect our reputation, business, financial condition, results of operations and cash flows.

We are highly dependent on our ability to attract, train and retain an effective sales force and other key personnel.

Our business is highly dependent on our ability to attract, train and retain an effective sales force, especially for our peak April through August sales season. In addition, because sales representatives become more productive as they gain experience, retaining those individuals is very important for our success. If we are unable to attract, train and retain an effective sales force, our business, financial condition, cash flows or results of operations could be adversely affected. In addition, our business is dependent on our ability to attract and retain other key personnel in other critical areas of our business. If we are unable to attract and retain key personnel in our business, it could adversely affect our business, financial condition, cash flows and results of operations.

Our operations depend upon third-party providers of telecommunication technologies and services.

Our operations depend upon third-party cellular and other telecommunications providers to communicate signals to and from our subscribers in a timely, cost-efficient and consistent manner. The failure of one or more of these providers to transmit and communicate signals in a timely manner could affect our ability to provide services to our subscribers. There can be no assurance that third-party telecommunications providers and signal-processing centers will continue to transmit and communicate signals to or from our third-party providers and the monitoring stations without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business. In addition, failure to renew contracts with existing providers or to contract with other providers on commercially acceptable terms or at all may adversely impact our business.

Certain elements of Legacy Vivint Smart Home’s operating model have historically relied on our subscribers’ continued selection and use of traditional landline telecommunications to transmit signals to and from our subscribers. There is a growing trend for consumers to switch to the exclusive use of cellular, satellite or internet communication technology in their homes, and telecommunication providers may discontinue their landline services in the future. In addition, many of our subscribers who use cellular communication technology for their systems use products that rely on older 2G and 3G technologies, and certain telecommunication providers have discontinued 2G services in certain markets, and these and other telecommunication providers are expected to discontinue 2G and 3G services in other markets in the future. The discontinuation of landline, 2G, 3G and any other services by telecommunications providers in the future would require our subscriber’s system to be upgraded to alternative, and potentially more expensive, technologies. This could increase our subscriber attrition rates and slow our new subscriber originations. To maintain our subscriber base that uses components that are or could become obsolete, we may be required to upgrade or implement new technologies, including by offering to subsidize the replacement of subscribers’ outdated systems at our expense. Any such upgrades or implementations could require significant capital expenditures and also divert management’s attention and other important resources away from our customer service and new subscriber origination efforts.

We depend on third-party providers of internet access services that may impair, degrade or otherwise block our services that could lead to additional expenses or loss of users.

Our interactive services are accessed through the internet and our security monitoring services are increasingly delivered using internet-based technologies. In addition, our distributed cloud storage solution, including the Vivint Smart Drive, is dependent upon internet services for shared storage. Some providers of broadband access may take measures that affect their subscribers’ ability to use these products and services, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their subscribers more for using our services or terminating the subscriber’s contract.

The Federal Communications Commission (“FCC”) released an order that became effective on June 11, 2018, that repeals most of the rules that the agency previously had in place that prevented providers of broadband internet access services from impairing, degrading or blocking services provided by third parties to us. The prior rules prohibiting impairment, degradation and blocking, are commonly referred to as “network neutrality” rules. Numerous parties have appealed the FCC order which is before the U.S. Court of Appeals for the District of Columbia. We cannot predict whether the FCC order will be upheld, reversed or remanded, nor the timing of the appellate court’s resolution of the appeal.

Following the adoption of the FCC’s order reversing the network neutrality rules, a number of states have passed network neutrality laws. The laws vary by state both in substance and in scope. There is legal uncertainty as to whether states have authority to pass laws that would conflict with the recent FCC order due to the interstate nature of internet communications and for other reasons. We cannot predict whether state laws that are interpreted to conflict with the FCC’s order will survive judicial scrutiny if challenged.

The largest providers of broadband internet access services have publicly stated that network neutrality rules are not required as they would not engage in some of the practices that the rules prohibit. While it is difficult to predict what would occur in the absence of such rules, it is possible that as a result of the lack of network neutrality rules, we could incur greater operating expenses which could harm our results of operations. While we think it is unlikely and that other laws may be implicated should broadband internet access providers affirmatively interfere with the delivery of our services that rely on broadband internet connections, interference with our services by broadband internet access service providers for using our products and services could cause us to lose existing subscribers, impair our ability to attract new subscribers and materially and adversely affect our business, financial condition, results of operations and cash flows.

Changes in laws or regulations that impact our underlying providers of telecommunications services could adversely impact our business

Telecommunications service providers are subject to extensive regulation in the markets where we operate or may expand in the future. Changes in the applicable laws or regulations affecting telecommunication services could require us to change the way we operate, which could increase costs or otherwise disrupt our operations, which in turn could adversely affect our business, financial condition, cash flows or results of operations.

We must successfully upgrade and maintain our information technology systems.

We rely on various information technology systems to manage our operations. As necessary, we implement modifications and upgrades to these systems, and replace certain of our legacy systems with successor systems with new functionality.

There are inherent costs and risks associated with modifying or changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. For example, Legacy Vivint Smart Home encountered issues associated with the implementation of its integrated customer resource management, or CRM, system in 2014, which resulted in an immaterial error in our financial statements for the quarter ended June 30, 2014. This error was corrected during the quarter ended September 30, 2014. As a result of the issues encountered associated with the CRM implementation, Legacy Vivint Smart Home also issued a significant number of billing-related subscriber credits during the year ended December 31, 2014, which reduced its revenue. While management seeks to identify and remediate issues, we can provide no assurance that our identification and remediation efforts will be successful or that we will not encounter additional issues as we complete the implementation of these and other systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.

Privacy and data protection concerns, laws, and regulations relating to privacy, and data protection and information security could have a material adverse effect on our business.

In the course of our operations, we gather, process, transmit and store subscriber information, including personal, payment, credit and other confidential and private information. We may use this information for operational and marketing purposes in the course of operating our business.

Our collection, retention, transfer and use of this information are governed by U.S. and foreign laws and regulations relating to privacy, data protection and information security, industry standards and protocols, or it may be asserted that such industry standards or protocols apply to us. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In North America, federal and various state and provincial governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain categories of information. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services or breaches experienced by our service providers and/or partners. For example, the State of California recently enacted the California Consumer Privacy ACT (“CCPA”), became effective on January 1, 2020. The CCPA expands the scope of what is considered “personal information” and creates new data access and opt-out rights for consumers, which creates new requirements for us and other companies that operate in California. We are also subject to state and federal laws and regulations regarding telemarketing and other telephonic communications and state and federal laws regarding unsolicited commercial emails, as well as regulations relating to automated telemarketing calls, texts or SMS messages.

Many jurisdictions have established their own data security and privacy legal and regulatory frameworks with which we or our vendors or partners must comply to the extent our operations expand into these geographies or the laws and regulations in these frameworks otherwise may be interpreted to apply to us. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses. We are also bound by contractual requirements relating to privacy, data protection and information security, and may agree to additional contractual requirements addressing these matters from time to time.

Our compliance with these various requirements increases our operating costs, and additional laws, regulations, standards or protocols (or new interpretations of existing laws, regulations, standards or protocols) in these areas may further increase our operating costs and adversely affect our ability to effectively market our Products and Services. In view of new or modified legal obligations relating to privacy, data protection or information security, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our products and services and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new services and features could be limited.

Further, our failure or perceived failure to comply with any of these laws, regulations, standards, protocols or other obligations could result in a loss of subscriber data, fines, sanctions and other liabilities and additional restrictions on our collection, transfer or use of subscriber data. In addition, our failure to comply with any of these laws, regulations, standards, protocols or other obligations could result in a material adverse effect on our reputation, subscriber attrition, new subscriber origination, financial condition, cash flows or results of operations.

If our security controls are breached or unauthorized or inadvertent access to subscriber information or other data or to control or view systems are otherwise obtained, our services may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, our business may be harmed, and we may incur significant liabilities.

Use of our solutions involves the storage, transmission and processing of personal, payment, credit and other confidential and private information of our subscribers, and may in certain cases permit access to our subscribers’ homes or property or help secure them. We also maintain and process other confidential and proprietary information in our business, including our employees’ and contractors’ personal information and confidential business information. We rely on proprietary and commercially available systems, software, tools and monitoring to protect against unauthorized use or access of the information we process and maintain. Our services and the networks and information systems we utilize in our business are at risk for breaches as a result of third-party action, employee, vendor or partner error, malfeasance, or other factors. For example, Legacy Vivint Smart Home has experienced instances of its employees, contractors and other third parties improperly accessing its and/or its subscribers’ systems and information in violation of Legacy Vivint Smart Home’s internal policies and procedures.

Criminals and other nefarious actors are using increasingly sophisticated methods, including cyberattacks, phishing, social engineering and other illicit acts to capture, access or alter various types of information, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that process and store subscriber confidential and private information, the loss of such information or the deployment of malware or other harmful code to our services or our networks or systems may result in negative consequences, including the actual or alleged malfunction of our products or services. In addition, third parties, including our partners and vendors, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. The threats we and our partners and vendors face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. There can be no assurances that our defensive measures will prevent cyber-attacks or that we will discover network or system intrusions or other breaches on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of the technology protecting the systems or networks that house or access our Products and Services or on which we or our partners or vendors process or store personal information or other sensitive information or data, or that any such incident will not be believed or reported to have occurred. Any such actual or perceived compromises or breaches to systems, or unauthorized access to our subscribers’ data, Products or systems, or acquisition or loss of, data, whether suffered by us, our partners or vendors or other third parties, whether as a result of employee error or malfeasance or otherwise, could harm our business. They could, for example, cause interruptions in operations, loss of data, loss of confidence in our services and products and damage to our reputation, and could limit the adoption of our services and products. They could also subject us to costs, regulatory investigations and orders, litigation, contract damages, indemnity demands and other liabilities and materially and adversely affect our subscriber base, sales, revenues and profits. Any of these could, in turn, have a material adverse impact on our business, financial condition, cash flows or results of operations.

Further, if a high profile security breach occurs with respect to another provider of smart home solutions, our subscribers and potential subscribers may lose trust in the security of our services or in the smart home space generally, which could adversely impact our ability to retain existing subscribers or attract new ones. Even in the absence of any security breach, subscriber concerns about security, privacy or data protection may deter them from using our service. Our insurance policies covering errors and omissions and certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Our Vivint Flex Pay plan is a new business model that may subject us to additional risks.

In 2017, Legacy Vivint Smart Home introduced Vivint Flex Pay, which allowed subscribers to finance the purchase of their Products and related installation through our Vivint Flex Pay plan. Under Vivint Flex Pay we offer to our qualified subscribers an opportunity to finance through a third party the purchase of Products and related installation used in connection with our Smart Home Services. We offer certain of our subscribers who do not qualify for third-party financing and all Canadian subscribers the opportunity to finance their purchase of Products and related installation under a RIC, which is financed by us. Under Vivint Flex Pay, subscribers pay separately for the Products and our Smart Home Services. As an alternative to the financing offered under these programs, subscribers are able to purchase the Products by check, ACH, credit or debit card, and pay in full at the time of installation.

There can be no assurance that the Vivint Flex Pay plan will be successful. If this plan is not favorably received by subscribers or is otherwise not performing as intended by us, it could have an adverse effect on our business, subscriber growth rate, financial condition and results of operations. In addition, reductions in consumer lending and/or the availability of consumer credit under the Vivint Flex Pay plan could limit the number of subscribers with the financial means to purchase the Products and thus limit the number of subscribers who are able to subscribe to our Smart Home Services. There is no assurance that our current providers of consumer financing, or any other companies that may in the future offer financing to our subscribers will continue to provide subscribers with access to credit or that credit limits under such arrangements will be sufficient. In addition, a severe disruption in the global financial markets could impact the providers of installment loans under the Vivint Flex Pay plan and such instability could also affect the ability of subscribers to access financing under the Vivint Flex Pay plan or otherwise. Such restrictions or limitations on the availability of consumer credit or unfavorable reception of the Vivint Flex Pay plan by potential subscribers could have a material adverse impact on our business, results of operations, financial condition and cash flows.

In addition, the Vivint Flex Pay plan subjects us to additional regulatory requirements and compliance obligations. In particular, the Vivint Flex Pay plan may require that we be licensed as a lender in certain jurisdictions in which we operate. We face the risk of increased consumer complaints, potential supervision, examinations or enforcement actions by federal and state licensing and regulatory agencies and/or penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, Legacy Vivint Smart Home received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). Legacy Vivint Smart Home also has received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). The Company has cooperated, and intends to continue to cooperate, with any government requests or inquiries. The outcome of these proceedings cannot be predicted at this time. If any proceedings or investigations were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material amounts, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.

We currently offer RICs in all of the jurisdictions in which we operate and therefore are subject to regulation by state and local authorities for the use of RICs. We provide intensive training to our employees regarding sales practices and the content of our RICs and strive to comply in all material respects with these laws; however, we cannot be certain that our employees will abide by our policies and applicable laws, which violations could have a material and adverse impact on our business. We also offer RICs to our Canadian subscribers, and as a result are subject to additional regulatory requirements in Canada. In the future, we may elect to offer installment loans and other financial services products similar to the Consumer Financing Program directly to qualified subscribers. If we elect to offer such financial services directly, this may further expand our regulatory and compliance obligations. In addition, as Vivint Flex Pay evolves, we may become subject to additional regulatory requirements and compliance obligations.

We are subject to payment related risks.

We accept payments using a variety of methods, including check, credit card, debit card, direct debit from a subscriber’s bank account and consumer invoicing. For existing and future payment options that we offer to our subscribers, we may become subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment-processing services, including the processing of credit cards, debit cards and electronic checks, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our subscribers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. See “- Privacy and data protection concerns, and laws and regulations relating to privacy, data protection and information security, could have a material adverse effect on our business” and “- If our security controls are breached or unauthorized or inadvertent access to subscriber information or other data is otherwise obtained, our services may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, our business may be harmed, and we may incur significant liabilities.”

We may fail to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations.

Our business focuses on contracts and transactions with residential subscribers and therefore is subject to a variety of laws, regulations and licensing requirements that govern our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvements, warranties and door-to-door solicitation. We are a licensed service provider in each market where such licensure is required and we are responsible for every subscriber installation. Our business may become subject to additional such requirements in the future. In certain jurisdictions, we are also required to obtain licenses or permits to comply with standards governing marketing and sales efforts, installation of equipment or servicing of subscribers, monitoring station employee selection and training and to meet certain standards in the conduct of our business. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. We strive to comply with all applicable laws and regulations relating to our interactions with residential subscribers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations. If we expand the scope of our products or services, or our operations in new markets, we may be required to obtain additional licenses and otherwise maintain compliance with additional laws, regulations or licensing requirements.

Changes in these laws or regulations or their interpretation, as well as new laws, regulations or licensing requirements which may be enacted, could dramatically affect how we do business, acquire subscribers, and manage and use information we collect from and about current and prospective subscribers and the costs associated therewith. For example, certain U.S. municipalities have adopted, or are considering adopting, laws, regulations or policies aimed at reducing the number of false alarms, including: (1) subjecting companies to fines or penalties for transmitting false alarms, (2) imposing fines on subscribers for false alarms or (3) imposing limitations on law enforcement response. These measures could adversely affect our future operations and business by increasing our costs, reducing subscriber satisfaction or affecting the public perception of the effectiveness of our products and services. In addition, federal, state and local governmental authorities have considered, and may in the future consider, implementing consumer protection rules and regulations, which could impose significant constraints on our sales channels.

Regulations have been issued by the Federal Trade Commission (the “FTC”), Federal Communications Commission (the “FCC”), and Canadian Radio-Television and Telecommunications Commission (the “CRTC”) that place restrictions on direct-to-home marketing, telemarketing, email marketing and general sales practices. These restrictions include, but are not limited to, limitations on methods of communication, requirements to maintain a “do not call” list, cancellation rights and required training for personnel to comply with these restrictions.

The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” The CRTC has enforcement authority under the Canadian Anti-Spam Law, or CASL, which prohibits the sending of commercial emails without prior consent of the recipient or an existing business relationship and sets forth rules governing the sending of commercial emails. CASL allows for a private right of action for the recovery of damages or provides for enforcement by CRTC permitting the recovery of significant civil penalties, costs and attorneys’ fees in the event that regulations are violated. Similarly, most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. Any new or changed laws, regulations or licensing requirements, or the interpretation of such laws, regulations or licensing requirements could have a material adverse effect on our business, financial condition, cash flows or results of operations. We strive to comply with all such applicable regulations, but cannot assure you that we or third parties that we may rely on for telemarketing, email marketing and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with such third parties expressly require them to comply with all such regulations and to indemnify us for their failure to do so, we cannot assure you that the FTC, FCC, CRTC, private litigants or others will not attempt to hold us responsible for any unlawful acts conducted by such third parties or that we could successfully enforce or collect upon such indemnities. Additionally, certain FCC rulings and/or FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third party authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. Both the FCC and the FTC have relied on certain actions to support the notion of vicarious liability, including but not limited to, the use of the company brand or trademark, the authorization or approval of telemarketing scripts or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restricts such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may fail to comply with import and export, bribery and money laundering laws, regulations and controls.

We conduct our business in the U.S. and Canada and source our Products in Thailand, Vietnam, Mexico, Taiwan, China, Malaysia and the United States. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies and regulatory bodies or authorities responsible for monitoring and enforcing product safety and consumer protection laws, data privacy and security laws and regulations, employment and labor laws, workplace safety laws and regulations, environmental laws and regulations, antitrust laws, federal securities laws and tax laws and regulations.

We are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and possibly other anti-bribery laws, including those that comply with the Organization for Economic Cooperation and Development, or OECD, Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering, or providing directly or indirectly improper payments or benefits to recipients in the public or private-sector. Certain laws could also prohibit us from soliciting or accepting bribes or kickbacks. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to ensure compliance with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, partners, and agents will comply with these laws and policies.

Our operations require us to import from Thailand, Vietnam, Mexico, Taiwan, China, Malaysia and export to Canada, which geographically stretches our compliance obligations. We are also subject to anti-money laundering laws such as the USA PATRIOT Act and may be subject to similar laws in other jurisdictions. Our Products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. We may also be subject to import/export laws and regulations in other jurisdictions in which we conduct business or source our Products. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

Changes in laws that apply to us could result in increased regulatory requirements and compliance costs which could harm our business, financial condition, cash flows and results of operations. In certain jurisdictions, regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to whistleblower complaints, investigations, sanctions, settlements, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, suspension or debarment from contracting with certain governments or other customers, the loss of export privileges, multi-jurisdictional liability, reputational harm, and other collateral consequences. If any governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, cash flows and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and an increase in defense costs and other professional fees.

The policies of the U.S. Government may adversely impact our business, financial condition and results of operations.

Certain changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could adversely affect our business. General trade tensions between the U.S. and China escalated in 2018, with three rounds of U.S. tariffs on Chinese goods taking effect in July, August, and September 2018, each followed by a round of retaliatory Chinese tariffs on U.S. goods. If duties on existing tariffs are raised or if additional tariffs are announced, many of our inbound products to the United States would be subject to tariffs assessed in the cost of goods as imported. If these duties are imposed on such products, we may be required to raise our prices, which may result in the loss of subscribers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in additional costs and disruption to our operations. Additionally, the current administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.

On December 22, 2017, the U.S. President signed into law the “Tax Cuts and Jobs Act” (the “Act”). Among other changes, the Act imposes limitations on the deductibility of interest. Moreover, the effects of the Act are not yet entirely clear and will depend on, among other things, additional regulatory and administrative guidance, as well as any statutory technical corrections that are subsequently enacted, which could have an adverse effect on the U.S. federal income taxation of us and our subsidiaries’ operations.

While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect our business, financial condition and results of operations and the value of our securities.

Police departments could refuse to respond to calls from monitored security service companies.

Police departments in certain U.S. and Canadian jurisdictions do not respond to calls from monitored security service companies unless certain conditions are met, such as video or other verification or eyewitness accounts of suspicious activities, either as a matter of policy or by local ordinance. In most cases this is accomplished through contracts with private guard companies, which increases the overall cost of monitoring. If more police departments were to refuse to respond or be prohibited from responding to calls from monitored security service companies unless certain conditions are met, such as video or other verification or eyewitness accounts of suspicious activities, our ability to attract and retain customers could be negatively impacted and our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Increased adoption of laws purporting to characterize certain charges in our subscriber contracts as unlawful, may adversely affect our operations.

If a subscriber cancels prior to the end of the initial term of the contract, other than in accordance with the contract, we may, under the terms of the subscriber contract, charge the subscriber the amount that would have been paid over the remaining term of the contract. Several states have adopted, or are considering adopting, laws restricting the charges that can be imposed upon contract cancellation prior to the end of the initial contract term. Such initiatives could negatively impact our business and have a material adverse effect on our business, financial condition, cash flows or results of operations. Adverse rulings regarding these matters could increase legal exposure to subscribers against whom such charges have been imposed and increase the risk that certain subscribers may seek to recover such charges from us through litigation or otherwise. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on our business, financial condition, cash flows or results of operations.

Our new Products and Services may not be successful.

Legacy Vivint Smart Home launched its first smart home Products and Services beginning in 2010. Since that time Legacy Vivint Smart Home has launched a number of other offerings. We anticipate launching additional Products and Services in the future. These Products and Services and the new Products and Services we may launch in the future may not be well-received by our subscribers, may not help us to generate new subscribers, may adversely affect the attrition rate of existing subscribers, may increase our subscriber acquisition costs and may increase the costs to service our subscribers. For example, during the year ended December 31, 2015 Legacy Vivint Smart Home recorded restructuring and asset impairment charges for its wireless internet business totaling $59.2 million, which resulted in $52.5 million of asset impairment charges related to write downs of its network assets, subscriber acquisition costs, certain intellectual property and goodwill and $5.1 million in net restructuring charges related to employee severance and termination benefits as well as write offs of certain vendor contracts. Any profits we may generate from these or other new Products or Services may be lower than profits generated from our other Products and Services and may not be sufficient for us to recoup our development or subscriber acquisition costs incurred. New Products and Services may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new Products and Services may require increased operational expenses or subscriber acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if subscribers experience service disruptions or failures or other quality issues. To the extent our new Products and Services are not successful, it could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our new retail strategy may subject us to additional risks.

Historically, Legacy Vivint Smart Home has primarily originated subscribers through its direct-to-home and inside sales channels. However, in 2017 Legacy Vivint Smart Home developed a new strategy to enter into the retail channel in order to expand its reach to the broad consumer market. For example, on May 4, 2017, Legacy Vivint Smart Home announced an agreement with Best Buy, pursuant to which the parties had agreed to jointly market and sell smart home products and services. In July 2018, as part of certain cost reduction initiatives, the goal of which was to reduce certain of its general and administrative, subscriber service, and sales support fixed costs, Legacy Vivint Smart Home agreed in principle to end the co-branded Best Buy Smart Home by Vivint arrangement and in December 2018 it formally terminated its relationship with Best Buy. We continue to explore other retail strategy opportunities and may devote significant management attention, substantial capital and other resources in connection with such efforts. However, despite these efforts and expenses, we may not be able to establish retail distribution channels for our products and services.

The technology we employ may become obsolete, which could require significant capital expenditures.

Our industry is subject to continual technological innovation. Our Products and Services interact with the hardware and software technology of systems and devices located at our subscribers’ property. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, subscriber preferences, industry standards or inability to secure necessary intellectual property licenses, which could require significant capital expenditures. It is also possible that one or more of our competitors could develop a significant technological advantage that allows them to provide additional or superior products or services, or to lower their price for similar products or services, that could put us at a competitive disadvantage. Our inability to adapt to changing technologies, market conditions or subscriber preferences in a timely manner could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our future operating and financial results are uncertain.

Prior growth rates in revenues and other operating and financial results of Legacy Vivint Smart Home should not be considered indicative of our future performance. Our future performance and operating results depend on, among other things: (1) our ability to renew and/or upgrade contracts with existing subscribers and maintain subscriber satisfaction with existing subscribers, (2) our ability to generate new subscribers, including our ability to scale the number of new subscribers generated through inside sales and other channels, (3) our ability to increase the density of our subscriber base for existing service locations or continue to expand into new geographic markets, (4) our ability to successfully develop and market new and innovative Products and Services, (5) the level of product, service and price competition, (6) the degree of saturation in, and our ability to further penetrate, existing markets, (7) our ability to manage growth, revenues, origination or acquisition costs of new subscribers and attrition rates, the cost of servicing our existing subscribers and general and administrative costs and (8) our ability to attract, train and retain qualified employees. If our future operating and financial results suffer as a result of any of the other reasons mentioned above, or any other reasons, there could be a material adverse effect on our business, financial condition, cash flows or results of operations.

There can be no assurance that we will be able to achieve or maintain profitability or positive cash flow from operations.

Our ability to generate future positive operating results and cash flows depends, in part, on our ability to generate new subscribers in a cost effective manner, while minimizing attrition of existing subscribers. New subscriber acquisitions play a particularly important role in our financial model as they not only increase our future operating cash flows, but also help to replace the cash flows lost as a result of subscriber attrition. If we are unable to cost-effectively generate new subscribers or retain our existing subscribers, our business, operating results and financial condition would be materially adversely affected. In addition, to drive its growth, Legacy

Vivint Smart Home has made significant upfront investments in subscriber acquisition costs, as well as technology and infrastructure to support its growing subscriber base. As a result of these investments, Legacy Vivint Smart Home has incurred losses and used significant amounts of cash to fund operations. As our business scales we expect recurring revenue to increase due to growth in our total subscribers. If such increase occurs, a greater percentage of our net acquisition costs for new subscribers may be funded through revenues generated by our existing subscriber base. We also expect the number of new subscribers to decrease as a percentage of our total subscribers as our business scales, which we believe, along with the expected growth in recurring revenue, will improve operating results and operating cash flows over time. Our ability to improve our operating results and cash flows, however, is subject to a number of risks and uncertainties and there can be no assurance that we will achieve such improvements. To the extent the number of new subscribers does not decrease as a percentage of our total subscribers or we do not reduce the percentage of our revenue used to support new investments, we will continue to incur losses and require a significant amount of cash to fund our operations, which in turn could have a material adverse effect on our business, cash flows, operating results and financial condition.

Our business is subject to economic and demographic factors that may negatively impact our results of operations.

Our business is generally dependent on national, regional and local economic conditions.

Historically, both the U.S. and worldwide economies have experienced cyclical economic downturns, some of which have been prolonged and severe. These economic downturns have generally coincided with, and contributed to, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions and concerns result in a decline in business and consumer confidence and increased unemployment.

Where disposable income available for discretionary spending is reduced (due to, for example, higher housing, energy, interest or other costs or where the perceived wealth of subscribers has decreased) and disruptions in the financial markets adversely impact the availability and cost of credit, our business may experience increased attrition rates, a reduced ability to originate new subscribers and reduced consumer demand.

For instance, recoveries in the housing market increase the occurrence of relocations, which may lead to subscribers disconnecting service and not contracting with us in their new homes. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the specific markets where our subscribers are located.

Furthermore, any deterioration in new construction and sales of existing single-family homes could reduce opportunities to originate new subscribers and increase attrition among our existing subscribers. Such downturns in the economy in general, and the housing market in particular may negatively affect our business.

In addition, unfavorable shifts in population and other demographic factors may cause us to lose subscribers as people migrate to markets where we have little or no presence, or if the general population shifts into a less desirable age, geographic or other demographic group from our business perspective.

Our inside sales and retail channels depend on third parties and other sources that we do not control to generate leads that we then convert into subscribers. If our third-party partners and lead generators are not successful in generating leads for our inside sales and retail sales channels, if the quality of those leads deteriorates, or if we are unable to generate leads through other sources that are cost effective and can be successfully converted into subscribers, it could have a material adverse effect on our financial condition, cash flows or results of operations.

Also, our subscribers consist largely of homeowners, who are subject to economic, credit, financial and other risks, as applicable. These risks could materially and adversely affect a subscriber’s ability to make required payments to us on a timely basis. Any such decrease or delay in subscriber payments may have a material adverse effect on us. As a result of financial distress, subscribers may apply for relief under bankruptcy and other laws relating to creditors’ rights. In addition, subscribers may be subject to involuntary application of such bankruptcy and other laws relating to creditors’ rights. The bankruptcy of a subscriber could adversely affect our ability to collect payments, to protect our rights and otherwise realize the value of our contract with the subscriber. This may occur as a result of, among other things, application of the automatic stay, delays and uncertainty in the bankruptcy process and potential rejection of such subscriber contracts. Our subscribers’ inability to pay, whether as a result of economic or credit issues, bankruptcy or otherwise, could have a material adverse effect on our financial condition, cash flows or results of operations.

We depend on a limited number of suppliers to provide our Products and Services. Our product suppliers, in turn, rely on a limited number of suppliers to provide significant components and materials used in our products. A change in our existing preferred supply arrangements or a material interruption in supply of products or third party services could increase our costs or prevent or limit our ability to accept and fill orders for our products and services.

We obtain important components of our systems from several suppliers. Should such suppliers cease to manufacture the products we purchase from them or become unable to timely deliver these products in accordance with our requirements, or should such other suppliers choose not to do business with us, we may be required to locate alternative suppliers. We also rely on a number of sole or limited source suppliers for critical components of our solution. Replacing sole source suppliers or our limited source suppliers could require the expenditure of significant resources and time to redesign and resource these products. In addition, any financial or other difficulties our suppliers face may have negative effects on our business. We may be unable to locate alternate suppliers on a timely basis or to negotiate the purchase of control panels or other equipment on favorable terms, if at all. In addition, our equipment suppliers, in turn, depend upon a limited number of outside unaffiliated suppliers for key components and materials used in our control panels and other equipment. If any of these suppliers cease to or are unable to provide components and materials in sufficient quantity and of the requisite quality, especially during our summer selling season when a large percentage of our new subscriber originations occur, and if there are not adequate alternative sources of supply, we could experience significant delays in the supply of equipment. Any such delay in the supply of equipment of the requisite quality could adversely affect our ability to originate subscribers and cause our subscribers not to continue, renew or upgrade their contracts or to choose not to purchase such Products or Services from us. This would result in delays in or loss of future revenues and could have a material adverse effect on our business, financial condition, cash flows or results of operations. Also, if previously installed components and materials were found to be defective, we might not be able to recover the costs associated with the recall, repair or replacement of such products, across our installed subscriber base, and the diversion of personnel and other resources to address such issues could have a material adverse effect on our financial condition, cash flows or results of operations.

Currency fluctuations could materially and adversely affect us and we have not hedged this risk.

Historically, a small portion of Legacy Vivint Smart Home’s revenue has been denominated in Canadian Dollars. For the year ended December 31, 2019, before intercompany eliminations, approximately $72.2 million of its revenues were denominated in Canadian Dollars. As of December 31, 2019, $290.5 million of Legacy Vivint Smart Home’s total assets and $259.9 million of its total liabilities were denominated in Canadian Dollars. In the future, we expect to continue generating revenue denominated in Canadian Dollars and other foreign currencies. Accordingly, we may be materially and adversely affected by currency fluctuations in the U.S. Dollar versus these currencies. Weaker foreign currencies relative to the U.S. Dollar may result in lower levels of reported revenues with respect to foreign currency-denominated subscriber contracts, net income, assets, liabilities and accumulated other comprehensive income on our U.S. Dollar-denominated financial statements. We have not historically hedged against this exposure. Foreign exchange rates are influenced by many factors outside of our control, including but not limited to: changing supply and demand for a particular currency, monetary policies of governments (including exchange-control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on an investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions and currency devaluations and revaluations. Also, governments may from time to time intervene in the currency markets, directly and by regulation, to influence prices directly. As such, these events and actions are unpredictable. The resulting volatility in the exchange rates for the other currencies could have a material adverse effect on our financial condition and results of operations.

We rely on certain third-party providers of licensed software and services integral to the operations of our business.

Certain aspects of the operation of our business depend on third-party software and service providers. We rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, our subscribers with Go!Control panels utilize technology hosted by Alarm.com to access their systems remotely through a smart phone application or through a web interface. With regard to licensed software technology, we are, to a certain extent, dependent upon the ability of third parties to maintain, enhance or develop their software and services on a timely and cost-effective basis, to meet industry technological standards and innovations to deliver software and services that are free of defects or security vulnerabilities, and to ensure their software and services are free from disruptions or interruptions. Further, these third-party services and software licenses may not always be available to us on commercially reasonable terms or at all.

If our agreements with third-party software or services vendors are not renewed or the third-party software or services become obsolete, fail to function properly, are incompatible with future versions of our products or services, are defective or otherwise fail to address our needs, there is no assurance that we would be able to replace the functionality provided by the third-party software or services with software or services from alternative providers. Furthermore, even if we obtain licenses to alternative software or services that provide the functionality we need, we may be required to replace hardware installed at our monitoring stations and at our subscribers’ homes, including security system control panels and peripherals, to affect our integration of or migration to alternative software products. Any of these factors could have a material adverse effect on our financial condition, cash flows or results of operations.

We are highly dependent on the proper and efficient functioning of our computer, data backup, information technology, telecom and processing systems, platform and our redundant monitoring stations.

Our ability to keep our business operating is highly dependent on the proper and efficient operation of our computer systems, information technology systems, telecom systems, data- processing systems and subscriber software platform. Although we have redundant central monitoring facilities, backup computer and power systems and disaster recovery tests, if there is a catastrophic event, natural disaster, security breach, negligent or intentional act by an employee or other extraordinary event, we may be unable to provide our subscribers with uninterrupted services.

Furthermore, because computer and data backup and processing systems are susceptible to malfunctions and interruptions, we cannot guarantee that we will not experience service failures in the future. A significant or large-scale malfunction or interruption of any computer or data backup and processing system could adversely affect our ability to keep our operations running efficiently and respond to alarm system signals. We do not have a backup system for our subscriber software platform. If a malfunction results in a wider or sustained disruption, it could have a material adverse effect on our reputation, business, financial condition, cash flows or results of operations.

We are subject to unionization and labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

Currently, a very small minority of our employees are represented by a union. As we continue to grow, and enter different regions, unions may make further attempts to organize all or part of our employee base. If more or all of our workforce were to become unionized, and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Additionally, responding to such organization attempts distracts our management and results in increased legal and other professional fees; and, labor union contracts could put us at increased risk of labor strikes and disruption of our operations.

Our business is subject to a variety of employment laws and regulations and may become subject to additional such requirements in the future. Although we believe we are in material compliance with applicable employment laws and regulations, in the event of a change in requirements, we may be required to modify our operations or to utilize resources to maintain compliance with such laws and regulations. Moreover, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour disputes, labor standards or healthcare and benefit issues. Our failure to comply with applicable employment laws and regulations and related legal actions against us, may affect our ability to compete or have a material adverse effect on our business, financial condition, cash flows or results of operations.

The loss of our senior management could disrupt our business.

The success of our business depends upon the skills, experience and efforts of our key executive personnel and employees. Legacy Vivint Smart Home’s founder and our Chief Executive Officer, Todd Pedersen, and other members of our senior management have been and will continue to be integral to the continuing evolution of our business. There is significant competition for executive personnel with experience in the smart home and security industry and our sales channels. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. For example, in 2019, Legacy Vivint Smart Home’s then Chief Financial Officer left the Company to pursue another opportunity. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. We do not and do not currently expect to have in the future “key person” insurance on the lives of any member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement could have a material adverse effect on our business, financial condition, cash flows or results of operations.

If we are unable to acquire necessary intellectual property or adequately protect our intellectual property, we could be competitively disadvantaged.

Our intellectual property, including our patents, trademarks, copyrights, trade secrets and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our proprietary technology, brands and other intellectual property against dilution, infringement, misappropriation and competitive pressure by defending our intellectual property rights. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright and trade secret laws of the United States, Canada and other countries and a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. In addition, we make efforts to acquire rights to intellectual property necessary for our operations. However, there can be no assurance that these measures will be successful in any given case, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States.

We own a portfolio of issued U.S. patents and pending U.S. and foreign patent applications that relate to a variety of smart home, security and wireless Internet technologies utilized in our business. We may file additional patent applications in the future in the United States and internationally. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention.

If we fail to acquire the necessary intellectual property rights or adequately protect or assert our intellectual property rights, competitors may dilute our brands or manufacture and market similar products and services or convert our subscribers, which could adversely affect our market share and results of operations. We may not receive patents or trademarks for all our pending patent and trademark applications, and existing or future patents or licenses may not provide competitive advantages for our products and services. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, or that our issued patents will not provide us with any competitive advantages. Our competitors may challenge, invalidate or avoid the application of our existing or future intellectual property rights that we obtain or license. In addition, patent rights may not prevent our competitors from developing, using or selling products or services that are similar to or address the same market as our products and services. The loss of protection for our intellectual property rights could reduce the market value of our brands and our products and services, reduce new subscriber originations or upgrade sales to existing subscribers, lower our profits, and could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our policy is to require our employees that were hired to develop material intellectual property included in our products to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from the protection of patents and other intellectual property rights, we must monitor and detect infringement, misappropriation or other violations of our intellectual property rights and pursue infringement, misappropriation or other claims in certain circumstances in relevant jurisdictions, all of which are costly and time-consuming. As a result, we may not be able to obtain adequate protection or to effectively enforce our issued patents or other intellectual property rights.

In addition to patents and registered trademarks, we rely on trade secret rights, copyrights and other rights to protect our unpatented proprietary intellectual property and technology. Despite our efforts to protect our proprietary technologies and our intellectual property rights, unauthorized parties, including our employees, consultants, service providers or subscribers, may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees and third parties that have access to our material confidential information, and generally limits access to and distribution of our proprietary information and proprietary technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology, could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products and may not provide an adequate remedy in the event of unauthorized use or disclosure. We cannot assure you that the steps taken by us will prevent misappropriation of our intellectual property or technology or infringement of our intellectual property rights. Competitors may independently develop technologies or products that are substantially equivalent or superior to our solutions or that inappropriately incorporate our proprietary technology into their products or they may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. In addition, if we expand the geography of our service offerings, the laws of some foreign countries where we may do business in the future do not protect intellectual property rights and technology to the same extent as the laws of the United States, and these countries may not enforce these laws as diligently as government agencies and private parties in the United States.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement, misappropriation or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property and technology, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

From time to time, we are subject to claims for infringing, misappropriating or otherwise violating the intellectual property rights of others, and will be subject to such claims in the future, which could have an adverse effect on our business and operations.

We cannot be certain that our products and services or those of third parties that we incorporate into our offerings do not and will not infringe the intellectual property rights of others. Many of our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. From time to time, we are subject to claims based on allegations of infringement, misappropriation or other violations of the intellectual property rights of others, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by enforcing intellectual property rights and against whom our patents may therefore provide little or no deterrence or protection. Regardless of their merits, intellectual property claims divert the attention of our personnel and are often time-consuming and expensive. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights) or discontinue or modify certain products or services that are found to infringe another party’s rights or enter into licensing agreements with costly royalty payments. Defending against claims of infringement, misappropriation or other violations or being deemed to be infringing, misappropriating or otherwise violating the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services. We have in the past and will continue in the future to seek one or more licenses to continue offering certain products or services, which could have a material adverse effect on our business, financial condition, cash flows or results of operations. For example, we are one of several respondents in a patent matter pending before the U.S. International Trade Commission seeking an injunction against the continued importation of certain of our hardware. Legacy Vivint Smart Home has also been named as a defendant in related U.S. District Court cases alleging patent infringement in which the plaintiff seeks unspecified money damages. We believe that the allegations in each of these matters are without merit and intend to vigorously defend against the claims; however, there can be no assurance regarding the ultimate outcome of these matters.

In some cases, we indemnify our channel partners against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. Such claims could arise out of our indemnification obligation with our channel partners and end-subscribers, whom we typically indemnify against such claims. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by the discovery process. Although claims of this kind have not materially affected our business to date, there can be no assurance material claims will not arise in the future.

Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we could be unable to continue to offer our affected products, subscriptions or services), effort, and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products, providing certain subscriptions or performing certain services or that requires us to pay substantial damages, royalties or other fees. Any of these events could harm our business, financial condition and results of operations.

Our solutions contain third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products and subscriptions.

Certain of our solutions contain software modules licensed to us by third-party authors under “open-source” licenses. The use and distribution of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code.

Some open-source licenses contain requirements that we make available the source code for modifications or derivative works we create based upon the type of open-source software we use. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us.

Although we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source agreement, the terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize solutions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our solutions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation. If we are held to have breached the terms of an open-source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re- engineering could not be accomplished on a timely or cost-effective basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, results of operations and financial condition.

If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. If material weaknesses in our internal controls are discovered, they may adversely affect our ability to record, process, summarize and accurately report timely financial information and, as a result, our financial statements may contain material misstatements or omissions.

In addition, it is possible that control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny, and cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.

Product or service defects or shortfalls in subscriber service could have an adverse effect on us.

Our inability to provide Products, Services or subscriber service in a timely manner or defects with our Products or Services, including products and services of third parties that we incorporate into our offerings, could adversely affect our reputation and subject us to claims or litigation. In addition, our inability to meet subscribers’ expectations with respect to our Products, Services or subscriber service could increase attrition rates or affect our ability to generate new subscribers and thereby have a material adverse effect on our business, financial condition, cash flow or results of operations.

We are exposed to greater risk of liability for employee acts or omissions or system failure, than may be inherent in other businesses.

The nature of the Products and Services we provide potentially exposes us greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. If subscribers believe that they incurred losses as a result of our action or inaction, the subscribers (or their insurers) have and could in the future bring claims against us. Although our service contracts contain provisions limiting our liability for such claims, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on our financial condition. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against us, the resulting liability could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Future transactions could pose risks.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services or expand into new channels or industries. Such acquisitions or dispositions could be material. For example, in August 2014, Legacy Vivint Smart Home acquired Space Monkey, a distributed cloud storage technology solution company; in 2019 Legacy Vivint Smart Home completed a spin-off of its wireless internet business and in 2020 we consummated the Merger. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (1) availability of financing; (2) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures; (3) general business disruption; (4) managing the integration process; (5) diversion of management’s attention from day-to-day operations; (6) assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (7) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (8) potentially substantial costs and expenses associated with acquisitions and dispositions; (9) potential increases in compliance costs; (10) failure to retain and motivate key employees and (11) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have material adverse effect on our business, financial condition, cash flow or results of operations. We can offer no assurance that any such strategic opportunities will prove to be successful. Among other negative effects, our pursuit of such opportunities could cause our cost of investment in new subscribers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. Additionally, any new product or service offerings could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. Moreover, expansion into any new industry or channel could result in higher compliance costs as we may become subject to laws and regulations to which we are not currently subject.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2019, Legacy Vivint Smart Home had approximately $1.0 billion of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In addition, as of December 31, 2019, Legacy Vivint Smart Home had $1.2 billion of capitalized contract costs, net. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the Products and Services we offer, challenges to the validity of certain intellectual property, reduced sales of certain products or services incorporating intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.

Insurance policies may not cover all of our operating risks and a casualty loss beyond the limits of our coverage could negatively impact our business.

We are subject to all of the operating hazards and risks normally incidental to the provision of our products and services and business operations. In addition to contractual provisions limiting our liability to subscribers and third parties, we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent. See “-We are exposed to greater risk of liability for employee acts or omissions or system failure, than may be inherent in other businesses.” Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of our business and current levels of insurance may not be able to be maintained or available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our business is concentrated in certain markets.

Our business is concentrated in certain markets. As of December 31, 2019, Legacy Vivint Smart Home’s subscribers in Texas and California represented approximately 19% and 9%, respectively, of our total subscriber base. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.

Catastrophic events may disrupt our business.

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent emergence of a novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States, Canada or elsewhere, could disrupt our operations, disrupt the operations of suppliers or subscribers or result in political or economic instability. These events could reduce demand for our products and services, make it difficult or impossible to receive equipment from suppliers or impair our ability to market our products and services and/ or deliver products and services to subscribers on a timely basis. Any such disruption could also damage our reputation and cause subscriber attrition. We could be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all or be sufficient to fully cover our losses. With respect to COVID-19, we cannot presently estimate the overall operational and financial impact to our business that may result from the recent global outbreak of COVID-19, which could be material to our

2020 results, and which is highly dependent on the breadth and duration of the outbreak and could be affected by other factors we are not currently able to predict, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. Any widespread growth in infections, or travel restrictions, quarantines or site closures imposed as a result of COVID-19, could, among other things, require the company to implement mandatory work-from-home protocols resulting in additional expenses and strain on the business as well as adversely impact the ability of our employees to staff call centers, or enter homes to sell or install new systems or repair existing systems.

If the insurance industry changes its practice of providing incentives to homeowners for the use of residential electronic security services, we may experience a reduction in new subscriber growth or an increase in our subscriber attrition rate.

Some insurers provide a reduction in premium rates for insurance policies written on homes that have monitored electronic security systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives were reduced or eliminated, homeowners who otherwise may not feel the need for our products or services would be removed from our potential subscriber pool, which could hinder the growth of our business, and existing subscribers may choose to cancel or not renew their contracts, which could increase our attrition rates. In either case, our results of operations and growth prospects could be adversely affected.

Legacy Vivint Smart Home has recorded net losses in the past and we may experience net losses in the future.

Legacy Vivint Smart Home has recorded consolidated net losses of $395.9 million, $472.6 million, and $410.2 million in the years ended December 31, 2019, 2018, and 2017, respectively. We may likely continue to record net losses in future periods.

The nature of Legacy Vivint Smart Home’s business requires the application of complex revenue and expense recognition rules, and the current legislative and regulatory environment affecting generally accepted accounting principles is uncertain. Significant changes in current principles could affect Vivint Smart Home’s financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm Vivint Smart Home’s operating results.

The accounting rules and regulations that Legacy Vivint Smart Home must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact the Company’s financial statements. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which superseded nearly all existing revenue recognition guidance. Legacy Vivint Smart Home adopted the new standard effective January 1, 2018, utilizing a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition.

We have substantial indebtedness. Net cash interest paid by Legacy Vivint Smart Home for the years ended December 31, 2019 and 2018 related to its indebtedness (excluding finance leases) totaled $250.4 million and

$236.7 million, respectively. Legacy Vivint Smart Home’s net cash from operating activities for the years ended December 31, 2019 and 2018, before these interest payments, was an inflow of $28.8 million and an inflow of $16.2 million, respectively. Accordingly, its net cash from operating activities for the years ended December 31, 2019 and 2018 was insufficient to cover these interest payments.

As of December 31, 2019, Legacy Vivint Smart Home had approximately $3.3 billion aggregate principal amount of total debt outstanding, all of which was issued or borrowed by APX and guaranteed by APX Group Holdings, Inc. and by substantially all of APX’s domestic subsidiaries, $2.4 billion of which was secured debt, which requires significant interest and principal payments. Subject to the limits contained in the agreements governing our existing indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows and future borrowings available for working capital, capital expenditures (including subscriber acquisition costs), acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

We may be able to incur significant additional indebtedness in the future.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above. As of December 31, 2019, Legacy Vivint Smart Home had $32.1 million of availability under the revolving credit facility (after giving effect to $11.1 million of letters of credit outstanding and $245.0 million of borrowings). We are still permitted to add, in addition to the revolving credit facility, incremental facilities of up to $225 million, subject to certain conditions being satisfied. Under both the Term Loan Agreement and revolving credit facility, up to $60 million may be incurred on the same “superpriority” basis as the revolving credit facility. Moreover, although the debt agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the previous risk factor would increase. In addition, the exceptions to the restrictive covenants permit us to enter into certain other transactions.

Accordingly, subject to market conditions, we opportunistically seek to access the credit and capital markets from time to time, whether to refinance or retire our existing indebtedness, for the investment in and operation of our business, or for other general corporate purposes. Such transactions may take the form of new or amended senior secured credit facilities, including term or revolving loans, secured or unsecured notes and/or other instruments or indebtedness. These transactions may result in an increase in our total indebtedness, secured indebtedness and/or debt service costs.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under our revolving credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

We may be unable to service our indebtedness.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs (including funding subscriber acquisition costs).

If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

Moreover, in the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. The lenders under our revolving credit facility could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If we breach our covenants under our revolving credit facility, we would be in default under our revolving credit facility. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The debt agreements governing our existing indebtedness impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The debt agreements governing our existing indebtedness impose significant operating and financial restrictions on our subsidiaries party thereto. We expect to guarantee the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the 2024 Term Loan and the debt agreements governing the notes. These restrictions limit our ability to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	materially change the nature of our business;

•	amend, prepay, redeem or purchase certain subordinated debt;

•	enter into agreements that restrict the ability of certain subsidiaries to make dividends or other payments to us; and

•	transfer or sell assets.

In addition, our revolving credit facility requires that we maintain a consolidated first lien net leverage ratio of not more than 5.35 to 1.0 on the last day of each applicable test period.

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as other terms of our existing indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

Risks Relating to Ownership of Our Common Stock

If the Merger’s benefits do not meet the expectations of financial analysts, the market price of our Class A common stock may decline.

The market price of the our Class A common stock may decline as a result of the Merger if we do not achieve the perceived benefits of the Merger as rapidly, or to the extent anticipated by, financial analysts or the effect of the Merger on our financial results is not consistent with the expectations of financial analysts. Accordingly, holders of our Class A common stock may experience a loss as a result of a decline in the market price of our Class A common stock. In addition, a decline in the market price of our Class A common stock could adversely affect our ability to issue additional securities and to obtain additional financing in the future.

Our stock price may change significantly following the merger and you could lose all or part of your investment as a result.

The trading price of our Class A common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “—Risks Relating to Our Business and Industry” and the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

•	any significant change in our management;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	future sales of our common stock or other securities;

•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including New our filings with the SEC;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	guidance, if any, that we provides to the public, any changes in this guidance or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	actions by institutional or activist stockholders;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, stock price and trading volume could decline.

The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover us downgrade its stock or industry, or the stock of any of its competitors, or publish inaccurate or unfavorable research about its business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on it regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Future sales, or the perception of future sales, by us or our stockholders in the public market following the Merger could cause the market price for our Class A common stock to decline.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

All shares issued in the Merger are freely tradable without registration under the Securities Act of 1933, as amended (the “Securities Act”), and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates (including affiliates of Blackstone).

Holders of substantially all of Vivint Smart Home’s common stock and the SPAC sponsors have each agreed, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of our Class A common stock during the period from the date of the closing of the merger continuing through the date (i) in the case of Blackstone, six months after the closing date of the merger, (ii) in the case of the Pedersen Holders, Dunn Holders, Summit Holders and Black Horse Holders (each as defined in the stockholders agreement we entered into (the “Stockholders Agreement”) with the SPAC sponsors, Blackstone and certain other parties thereto (collectively, the “Stockholder Parties”)), two years after the closing date of the merger and (iii) for all other Stockholder Parties (as defined in the Stockholders Agreement), one year after the closing date of the merger and (iii) in the case of all other applicable holders, one year from the closing of the merger.

Upon the expiration or waiver of the lock-ups described above, shares held by 313 Acquisition, certain stockholders of 313 Acquisition, us and the SPAC sponsors (collectively, the “Investors” and certain of our other stockholders will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. In addition, pursuant to a registration rights agreement, the Investors and certain other stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of our Class A common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A common stock to decline. These shares covered by registration rights represent a substantial majority of our outstanding Class A common stock.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of shares of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

The Company also intends to register all shares of Class A common stock that the Company may issue under the Company’s 2020 Omnibus Incentive Plan, as well as any shares of Class A common stock underlying restricted shares of Class A common stock, stock appreciation rights and restricted stock units that have been granted to directors, executive officers and other employees of the Company as “substitute awards” pursuant to such 2020 Omnibus Incentive Plan, all of which are subject to time-based vesting conditions. In addition, the Company intends to register all shares of Class A common stock underlying the hypothetical stock appreciation rights subject to each of the Company’s (i) Second Amended and Restated 2013 Long-Term Incentive Pool Plan for Lead Technicians, (ii) Amended and Restated 2013 Long-Term Incentive Pool Plan for Regional Technicians, (iii) Second Amended and Restated 2013 Long-Term Incentive Pool Plan for Sales Managers and (iv) Second Amended and Restated 2013 Long-Term Incentive Pool Plan for Regional Managers. Following registration of such shares and subject to the expiration of applicable lock-up and vesting restrictions, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in our best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

•	the ability of our board of directors to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•	limiting the ability of stockholders to act by written consent;

•	providing that our board of directors is expressly authorized to make, alter or repeal our bylaws;

•

the removal of directors only for cause and only upon the affirmative vote of holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if the Stockholder Parties and their affiliates hold less than 30% of our outstanding shares of Class A common stock; and

•

that certain provisions may be amended only by the affirmative vote of at least 30% of the shares of Class A common stock entitled to vote generally in the election of directors if the Stockholder Parties and their affiliates hold less than 30% of our outstanding shares of Class A common stock.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on behalf of us, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to us or our stockholders, (3) action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Certain significant Company stockholders whose interests may differ from those of Company public stockholders will have the ability to significantly influence the Company’s business and management.

Pursuant to the Stockholders Agreement that became effective at the Closing, Blackstone has the right to designate nominees for election to the Company’s Board at any meeting of its stockholders. The number of Blackstone Designees (as defined in the Stockholders Agreement) will be equal to (i) a majority of the total number of directors in the event that 313 Acquisition, Blackstone and their respective affiliates (collectively, the “313 Acquisition Entities”) beneficially own in the aggregate 50% or more of the outstanding shares of Class A common stock, (ii) 40% of the total number of directors in the event that the 313 Acquisition Entities beneficially own in the aggregate more than 40%, but not 50% or more, of the outstanding shares of Class A common stock, (iii) 30% of the total number of directors in the event that the 313 Acquisition Entities beneficially own in the aggregate more than 30%, but not more than 40%, of the outstanding shares of Class A common stock, (iv) 20% of the total number of directors in the event that the 313 Acquisition Entities beneficially own in the aggregate more than 20%, but not more than 30%, of the outstanding shares of Class A common stock and (v) 10% of the total number of directors in the event that the 313 Acquisition Entities beneficially own in the aggregate more than 5%, but not more than 20% of the outstanding shares of Class A common stock.

Under the Stockholders Agreement, the Company agreed to nominate one director designated by Fortress Mosaic Investor LLC to the Company’s Board (the “Fortress Designee”) so long as the Fortress Holders (as defined in the Stockholders Agreement) beneficially own at least 50% of the shares of the Company’s Class A common stock the Fortress Holders own immediately following the consummation of the Merger; provided that the Fortress Designee must be an employee or principal of The SoftBank Vision Fund unless otherwise agreed in writing by the Blackstone Designator (as defined in the Stockholders Agreement) and the Company.

Under the Stockholders Agreement, the Company agreed to nominate one director designated by the Summit Designator (as defined in the Stockholders Agreement) to the Company’s Board so long as the Summit Holders (as defined in the Stockholders Agreement) beneficially own at least 50% of the shares of the Company’s Class A Common Stock they own immediately following the consummation of the Merger.

Accordingly, the persons party to the Stockholders Agreement will be able to significantly influence the approval of actions requiring Board approval through their voting power. Such stockholders will retain significant influence with respect to the Company’s management, business plans and policies, including the appointment and removal of its officers. In particular, the persons party to the Stockholder Agreement could influence whether acquisitions, dispositions and other change of control transactions are approved.

Affiliates of Blackstone control us, and their interests may conflict with ours or yours in the future.

Affiliates of Blackstone beneficially own approximately 57% of our Class A common stock. For so long as Blackstone continues to own a significant percentage of our Class A common stock, Blackstone will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Blackstone will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as Blackstone continues to own a significant percentage of our Class A common stock, Blackstone will be able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, Blackstone could cause us make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. In certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes. So long as Blackstone continues to own a significant amount of our combined voting power, even if such amount is less than 50%, Blackstone will continue to be able to strongly influence or effectively control our decisions.

Notwithstanding Blackstone’s control of or substantial influence over us, we may from time to time enter into transactions with Blackstone and its affiliates, or enter into transactions in which Blackstone or its affiliates otherwise have a direct or indirect material interest. We have adopted a formal written policy for the review and approval of transactions with related persons.

Certain of our stockholders, including Blackstone, the SPAC sponsors and affiliates of Summit Partners, L.P., may engage in business activities which compete with us or otherwise conflict with our interests.

Blackstone, the SPAC sponsors, affiliates of Summit Partners, L.P. and certain other Stockholder Parties are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provide that none of the Stockholder Parties, any of their respective affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Stockholder Parties also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We are a “controlled company” within the meaning of the rules of the NYSE and the rules of the SEC. As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.

Blackstone controls a majority of the voting power of our outstanding Class A common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our board of directors consist of “independent directors” as defined under the rules of the NYSE;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•

the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the compensation and nominating and corporate governance committees.

We intend to utilize some or all of these exemptions. As a result, our nominating and corporate governance committee and compensation committee may not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

In addition, on June 20, 2012, the SEC passed final rules implementing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 pertaining to compensation committee independence and the role and disclosure of compensation consultants and other advisers to the compensation committee. The SEC’s rules direct each of the national securities exchanges (including the NYSE on which we list our common stock) to develop listing standards requiring, among other things, that:

•	compensation committees be composed of fully independent directors, as determined pursuant to new independence requirements;

•	compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisors; and

•

compensation committees be required to consider, when engaging compensation consultants, legal counsel or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us.

As a “controlled company”, we are not subject to these compensation committee independence requirements.

Legacy Vivint Smart Home’s transformation into a listed public company will increase our costs and may disrupt the regular operations of its business.

Legacy Vivint Smart Home has operated as a privately owned company and expects to incur additional legal, regulatory, finance, accounting, investor relations and other administrative expenses as a result of having publicly traded common stock. In addition, while we are currently in compliance with portions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we were required under the Sarbanes-Oxley Act, as well as rules adopted by the SEC and the NYSE, to implement specified corporate governance practices that did not apply to Legacy Vivint Smart Home as a private company.

We are required to ensure that we have the ability to prepare financial statements on a timely basis that fully comply with all SEC reporting requirements and maintain effective internal controls over financial reporting.

The additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. In addition, failure to comply with any laws or regulations applicable to us as a public company may result in legal proceedings and/or regulatory investigations, and may cause reputational damage. Any of these effects could harm our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters, and one of our two monitoring facilities, are located in Provo, Utah. These premises are under leases expiring between December 2024 and June 2028. Additionally, we lease the premises for a separate monitoring station located in Eagan, Minnesota. We also have facility leases in Lehi, Utah; Logan, Utah; Santa Clara, California; Boston, Massachusetts; and various other locations throughout the United States and Canada for research and development, call center, warehousing, recruiting, and training purposes. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

Item 3. Legal Proceedings.

We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions and other liability limitations. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The Company’s Common Stock and warrants were historically quoted on NYSE under the symbols “MOSC” and “MOSC.WS,” respectively. On January 21, 2020, the Company’s Common Stock and warrants were listed on the NYSE under the new trading symbols of “VVNT” and “VVNT WS”, respectively.

Holders

Although there are a larger number of beneficial owners, on March 10, 2020, there were 483 holders of record of our Common Stock and 4 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, we did not have any securities authorized for issuance under equity compensation plans. In connection with the Merger, our shareholders approved the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan.

The graph below compares the cumulative total return for our common stock from October 19, 2017 (the first day on which our units began trading) through December 31, 2019 with the comparable cumulative return of two indices: the S&P 500 Index and the Russell 2000 Index. The graph assumes $100 invested on October 19, 2017 in each of our units and the two indices presented.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Mosaic Acquisition Corp., the S&P 500 Index, and the Russell 2000 Index

Item 6. Selected Financial Data.

The following table sets forth selected historical financial information derived from the audited financial statements of Mosaic Acquisition Corp. prior to the Merger included elsewhere in this report for the years ended December 31, 2019 and 2018, and the period from July 26, 2017 (inception) through December 31, 2017. You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	For the years ended December 31,		For the Period from July 26, 2017 (inception) through December 31, 2017
	2019	2018
Statements of Operations Data:
Total interest income	$7,184,341	$6,187,823	$—
Total expenses	(2,982,238)	(921,021)	216,687

Net income (loss)	$4,202,103	$5,266,802	$(216,687)
Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000	34,500,000

Basic and diluted net income per share, Class A	0.14	$0.16	$0.00

Weighted average shares outstanding of Class F common stock	8,625,000	8,625,000	8,625,000

Basic and diluted net loss per share, Class F	(0.07)	(0.01)	(0.03)

Cash Flow Data:
Net cash used in operating activities	$(2,799,262)	$(785,870)	$(368,319)
Net cash provided by (used in) investing activities	$2,589,684	$750,000	$(345,000,000)
Net cash provided by financing activities	$—	$—	$346,296,707
Balance Sheets Data (end of period):

	December 31,
	2019	2018	2017
Cash	$682,940	$892,518	$928,388
Cash and investments held in Trust Account	$355,032,480	$350,437,823	$345,000,000
Total assets	$355,933,229	$351,443,016	$346,221,811
Total liabilities	$12,459,304	$12,171,194	$12,216,791
Class A common stock subject to possible redemption	$338,473,920	$334,271,820	$329,005,010
Total stockholders’ equity	$5,000,005	$5,000,002	$5,000,010

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Vivint Smart Home, Inc. (f/k/a Mosaic Acquisition Corp.) The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties, including but not limited to those in the “Risk Factors” section of this Annual Report on Form 10-K.

Overview

Until January 17, 2019, we were a blank check company, originally incorporated as a Cayman Islands exempted company on July 26, 2017 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Effective December 21, 2018, we changed our jurisdiction of incorporation from Cayman Islands to the State of Delaware.

On January 17, 2020 (the “Closing Date”), we consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated September 15, 2019, by and among the Company, Maiden Merger Sub, Inc., a subsidiary of the Company (“Merger Sub”), and Legacy Vivint Smart Home, Inc. (f/k/a Vivint Smart Home, Inc.) (“Legacy Vivint Smart Home”), as amended by Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment” and as amended, the “Merger Agreement”), dated as of December 18, 2019, by and among the Company, Merger Sub and Legacy Vivint Smart Home.

Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Vivint Smart Home was effected through the merger of Merger Sub with and into Legacy Vivint Smart Home, with Legacy Vivint Smart Home surviving as the surviving company (the “Merger”). At the effective time of the Merger (the “Effective Time”), each stockholder of Legacy Vivint Smart Home received 84.5320916792 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), for each share of Legacy Vivint Smart Home common stock, par value $0.01 per share (the “Legacy Vivint Smart Home common stock”), that such stockholder owned. Pursuant in each case to a Subscription Agreement entered into in connection with the Merger Agreement, certain investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and certain investment funds affiliated with The Blackstone Group Inc. (such investment funds, collectively, “Blackstone”) purchased, respectively, 12,500,000 and 10,000,000 newly-issued shares of Common Stock (such purchases, the “Fortress PIPE” and the “Blackstone PIPE,” respectively, and together, the “PIPE”) concurrently with the completion of the Merger (the “Closing”) on the Closing Date for an aggregate purchase price of $125,000,000 and $100,000,000, respectively.

In connection with the execution of the Amendment, the Company entered into a Subscription and Backstop Agreement (the “Fortress Subscription and Backstop Agreement”) with Fortress, pursuant to which Fortress committed to (i) purchase $50,000,000 in aggregate purchase price of shares of Mosaic’s Common Stock in the open market, subject to applicable law, (ii) backstop redemptions by subscribing for a number of shares of newly-issued shares of Mosaic’s Common Stock at a purchase price per share equal to the per-share value of the Company’s trust account at the time of any such redemptions and (iii) subscribe for up to $50,000,000 (less the aggregate purchase price of the shares purchased by it in the open market and to backstop redemptions) in aggregate purchase price of newly-issued shares of Mosaic’s Common Stock at a purchase price of $10.00 per share to be issued at the election of the Company at the Closing. On the Closing Date, pursuant to the Fortress Subscription and Backstop Agreement, Fortress purchased 2,698,753 shares of Common Stock for an aggregate of approximately $27.8 million

In addition, the Company entered into an additional subscription agreement (the “Additional Forward Purchaser Subscription Agreement”) with one of the forward purchasers (the “Forward Purchaser”). Pursuant to the Additional Forward Purchaser Subscription Agreement, immediately prior to the Effective Time, the Forward

Purchaser purchased from the Company 5,000,000 shares of Common Stock at a purchase price of $10.00 per share. As consideration for the additional investment, 25% of Mosaic Sponsor LLC’s shares of the Company’s Class F Common Stock, par value $0.0001 per share (the “Founder Shares”) and private placement warrants (the “private placement warrants”) were forfeited to the Company and the Company issued to the Forward Purchaser an equal number of shares of Common Stock and warrants concurrently with the Closing.

In connection with the Closing, the registrant changed its name from Mosaic Acquisition Corp. to Vivint Smart Home, Inc. The audited financial statements included herein are those of the Company prior to the Merger. Prior to the Merger, the Company neither engaged in any operations nor generated any revenue. Until the Merger, based on the Company’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The audited consolidated financial statements of Legacy Vivint Smart Home, which is considered the Company’s accounting predecessor, are included in Amendment No. 2 to the Company’s Current Report on Form 8-K, which is anticipated to be filed with the Securities and Exchange Commission (the “SEC”) on or about March 13, 2020.

Following the Merger, we are a smart home technology company. Our purpose-built platform has all the components required to deliver on the promise of a true smart home experience. Our smart home platform is comprised of the following five pillars: (1) our Smart Home Operating System, (2) our AI-driven smart home automation and assistance software, Vivint Assist, (3) our portfolio of proprietary, internally developed smart devices, (4) our curated yet extensible partner-neutral ecosystem, and (5) our people delivering tech-enabled premium services, including consultative selling, professional installation, and support.

Legacy Vivint Smart Home was founded by our CEO Todd Pedersen in 1999 and has grown to become one of the largest smart home solutions providers in North America with over 1.5 million subscribers as of December 31, 2019, managing over 20 million devices and processing over 1.5 billion home-related events on a daily basis. Our nationwide sales and service footprint covers 98% of U.S. zip codes.

Our culture and our history are characterized by a spirit of continuous innovation, resulting in the development of cutting-edge proprietary smart home devices and tech-enabled services for the smart home. Consistent with our Vivint brand name, which represents ‘to live intelligently’, our solution allows subscribers to live intelligently and to enjoy the benefits of a smart home. Our approach has focused on putting the subscriber experience first, which we do by presenting our subscribers with the right combination of technology and support, delivered by people who care.

Our go-to-market strategy is based on directly educating consumers about the value and benefits of a smart home experience. We reach consumers through a variety of efficient customer acquisition channels, including our direct-to-home, national inside sales, and retail partnership programs. We continue to scale these efforts through our proprietary operations technology, by launching new and innovative Products and Services, and by building out our consultative sales channels. We continue to strengthen our relationships with existing subscribers by offering them the ability to use Vivint Flex Pay to finance an upgrade of their existing system and to add new devices and features to their smart homes as our portfolio of offerings expands.

As of December 31, 2019 and 2018, Mosaic Acquisition Corp. had net income of $4.2 million and $5.3 million, respectively.

As of December 31, 2019 and 2018, Legacy Vivint Smart Home had over 1.5 million and 1.4 million subscribers, respectively, representing year-over-year growth of 7%. In 2019 and 2018, Legacy Vivint Smart Home generated revenue of $1.2 billion and $1.1 billion, respectively along with a net loss of $395.9 million and $472.6 million, respectively. As of December 31, 2019 and 2018, Legacy Vivint Smart Home had approximately $3.3 billion and $3.0 billion of total debt outstanding, respectively.

Recent Developments

Refinancing Transactions

On February 14, 2020, APX completed its offering of $600.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “2027 Notes”) in a private placement.

Concurrently with the 2027 Notes offering, APX amended and restated the credit agreements governing our existing revolving credit facility and existing term loan credit facility (the “Concurrent Refinancing Transactions”). In connection therewith, APX, among other things, (i) extended the maturity date with respect to certain commitments under the revolving credit facility and increased the aggregate commitments in respect of the revolving credit facility to $350.0 million and (ii) extended the maturity date with respect to the loans outstanding under the term loan facility and increased the aggregate principal amount of term loans outstanding under the term loan credit facility to $950.0 million.

APX used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to (i) redeem all of APX’s outstanding 8.750% Senior Notes due 2020 (the “2020 Notes Redemption”), (ii) redeem all of APX’s outstanding 8.875% Senior Secured Notes due 2022 (the “2022 Private Placement Notes Redemption”), (iii) refinance in full the existing borrowings under APX’s existing term loan facility and existing revolving credit facility, (iv) redeem $223.0 million aggregate principal amount of APX’s outstanding 7.875% Senior Secured Notes due 2022 (the “Existing 7.875% Notes Redemption” and, together with the 2020 Notes Redemption and the 2022 Private Placement Notes Redemption, the “Redemptions”) and (v) pay the related accrued interest, fees and expenses related thereto. APX irrevocably deposited funds with the applicable trustee and/or paying agent to effect the Redemptions and to satisfy and discharge all of APX’s remaining obligations under the indenture governing APX’s 8.750% Senior Notes due 2020 and the note purchase agreement governing APX’s 8.875% Senior Secured Notes due 2022. Vivint intends to use any remaining net proceeds for general corporate purposes, which may include repayment of additional indebtedness.

Wireless Internet Business

On July 31, 2019, in an effort to deliver additional cost savings and cash-flow improvements, Legacy Vivint Smart Home completed a spin-off of its wireless internet business. In connection with the spin-off, the equity interests of Vivint Wireless, Inc. were distributed to the stockholders of Legacy Vivint Smart Home pro rata based on their respective holdings.

Our Business Model After the Merger

Our business is driven by the acquisition of new subscribers and by servicing and growing sales from our existing subscriber base. The acquisition of new subscribers requires significant upfront investment, which in turn generates high-margin recurring revenue from our cloud-enabled smart home solutions. We generate this revenue from selling our solution and accompanying smart home devices to our subscribers. Therefore, we focus our investment decisions on acquiring new subscribers in the most cost-effective manner, while striving to maximize existing subscriber retention and lifetime value.

Legacy Vivint Smart Home has experienced significant historical subscriber growth. For example, its Total Subscribers increased by 95% from December 31, 2013 to December 31, 2019. To drive this growth, Legacy Vivint Smart Home has made significant upfront investments in its various sales channels, as well as technology and infrastructure to support its growing subscriber base. As a result of these investments, Legacy Vivint Smart Home has incurred losses and used significant amounts of cash to fund operations.

As we scale our business a greater percentage of our net acquisition costs for New Subscribers may be funded through revenues generated by our existing subscriber base. Although we anticipate the absolute number of new subscribers to grow over time, we expect the number of new subscribers to decrease as a percentage of our Total Subscribers. We believe this decrease in new subscribers as a percentage of the total, along with the expected growth in revenue, will improve our operating results and operating cash flows over time. Our ability to improve our operating results and cash flows, however, is subject to a number of risks and uncertainties as described in greater detail elsewhere in this filing and there can be no assurance that we will achieve such improvements. To the extent that we do not scale our business efficiently, we will continue to incur losses and require a significant amount of cash to fund our operations, which in turn could have a material adverse effect on our business, cash flows, operating results and financial condition.

We seek to increase our average monthly revenue per user, or AMRU, by continually innovating and offering new smart home solutions that further leverage the investments made to date in our existing platform and sales channels. Since 2010, Legacy Vivint Smart Home has successfully expanded its smart home platform, which has allowed it to charge higher recurring subscription fees and generate higher smart home device revenue from new subscribers for these additional offerings. For example, the introduction of Legacy Vivint Smart Home’s proprietary Vivint Smart Hub, Vivint SkyControl Panel, Vivint Glance Display, Vivint Smart Drive, Vivint Doorbell Camera, Vivint Ping Camera, Vivint Outdoor Camera, Vivint Element Thermostat, Vivint Smart Sensor and Vivint Motion Sensor has expanded its smart home platform. Due to the high rate of adoption of additional smart home devices and tech-enabled services, Legacy Vivint Smart Home’s AMRU has increased from $56.14 in 2013 to $64.44 for the year ended December 31, 2019, an increase of 15%.

Our SHaaS business model generates subscription-based, high-margin recurring revenue from subscribers who contract for our Smart Home Services. We continue to focus on technology, service, and business model innovation to provide superior subscriber experience, from the time of first contact to the day-to-day experience.

In 2017, Legacy Vivint Smart Home made a strategic decision to offer Vivint Flex Pay to the market as a part of its business model innovation, providing benefits to both its subscribers and the company. Vivint Flex Pay provides greater subscriber accessibility and affordability by enabling qualified subscribers to purchase our Products and related installation through unsecured financing provided either by a third party financing partner or by us, in most cases at zero-percent APR. Under the Consumer Financing Program (the “CFP”), qualified subscribers are eligible for installment loans of up to $4,000 for either 42 or 60 months. These installment loans are between the subscriber and Citizens Bank, N.A., or Citizens, as the exclusive third party provider of the installment loans under Vivint Flex Pay. Customers not eligible for the CFP, but who qualify under the Company’s underwriting criteria, may enter into a RIC directly with Vivint. Because we directly fund Product purchases financed through RICs, the mix of financing methods between CFP and RICs affects the amount of cash we receive at the time of subscriber origination to offset this upfront investment.

Pursuant to the agreement between Citizens (the “CFP Agreement”) and Legacy Vivint Smart Home, we pay a monthly fee to Citizens based on the average daily outstanding balance of the loans provided by Citizens to our subscribers, and we share with Citizens the liability for credit losses, with our company being responsible for between 5% to 100% of lost principal balances, depending on factors specified in the CFP Agreement. Additionally, we are responsible for reimbursing Citizens for the credit card transaction fees associated with these loans. The present value of the estimated total fees owed by us to Citizens, based on current loans outstanding, are recorded as a derivative liability on our consolidated balance sheet. The initial term of the CFP Agreement is five years, subject to automatic, one-year renewals unless terminated by either party in accordance with its terms. Because the Vivint Flex Pay plan separates payments for our smart home devices from payments for our Smart Home Services, under the plan agreements, following the expiration of the term of subscribers’ initial contract term, annual revenues will primarily be limited to fees from our

Services. Thus, our revenues and margins are expected to be lower over the life of the subscriber than under our historical service contracts.

The launch of Vivint Flex Pay enables us to accelerate the acquisition of new subscribers and expand our market opportunity by reducing upfront cash requirements associated with new subscriber acquisitions. Vivint Flex Pay also improves our unit economics, increases contract length, reduces our balance sheet risk, and increases the capital efficiency of our business. Today, Vivint Flex Pay is the significant driver of our subscriber retention strategy. Our retention improves as our subscribers enter into longer term contracts. Vivint Flex Pay has also improved Legacy Vivint Smart Home’s subscriber economics with an Average Subscriber Lifetime of 92 months (approximately 8 years) as of December 31, 2019. If our expected long-term annualized attrition rate increases by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 85 months. Conversely, if our expected attrition decreases by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 98 months. Although there are costs to acquiring new subscribers, because we operate on a recurring revenue-based model, acquiring subscribers results in cumulative value generation that compounds and accrues over time.

We expect to continue investing in innovative technologies that will make our platform more valuable and engaging for subscribers, and we expect to continue investing in our subscriber acquisition channels to further improve the economics of our business model.

Recurring services for our subscriber contracts are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Because we view the sale of our subscription and the accompanying devices as a single, combined performance obligation, we recognize these revenues together, ratably, generally over the course of the contract. We operate in a single, reportable segment.

Key Factors Affecting Operating Results following the Merger

Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our ability to efficiently grow our subscriber base, expand our Product and Service offerings to generate increased revenue per user, provide high quality Products and subscriber service to maximize subscriber lifetime value and improve the leverage of our business model.

Market factors and disruptions in global markets may also affect our future operating results and cash flows. For example, we cannot presently estimate the overall operational and financial impact of the coronavirus disease (COVID-19), which could be material to our 2020 results, and which is highly dependent on the breadth and duration of the outbreak and could be affected by other factors we are not currently able to predict.

Key factors affecting our operating results include the following:

Subscriber Lifetime

Our ability to retain subscribers has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Legacy Vivint Smart Home’s Average Subscriber Lifetime was 92 months (approximately 8 years) as of December 31, 2019. If our expected long-term annualized attrition rate increases by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 86 months. Conversely, if our expected attrition decreases by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 100 months. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. We analyze our retention by tracking the number of subscribers who remain as a percentage of the monthly average number of subscribers at the end of each 12 month period. We caution investors that not all companies, investors and analysts in our industry define retention in this manner.

The table below presents Legacy Smart Home’s subscriber data for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
Beginning balance of subscribers	1,444,822	1,292,698	1,146,746
New subscribers	316,403	322,574	279,735
Attrition	(208,684)	(170,450)	(133,783)

Ending balance of subscribers	1,552,541	1,444,822	1,292,698

Monthly average subscribers	1,502,310	1,380,741	1,214,696

Attrition rate	13.9%	12.3%	11.0%

Historically, Legacy Vivint Smart Home has experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended December 31, 2019, reflects the effect of the 2014 60-month, 2015 42-month and 2016 42-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended December 31, 2018 reflects the effect of the 2013 60-month, 2014 60-month and 2015 42-month contracts reaching the end of their initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.

Our subscribers are the foundation of our recurring revenue-based model. Our operating results are affected by the level of our net acquisition costs to generate those subscribers and the value of Products and Services purchased by them. A reduction in net subscriber acquisition costs or an increase in the total value of Products or Services purchased by a new subscriber increases the life-time value of that subscriber, which in turn, improves our operating results and cash flows over time.

The net upfront cost of adding incremental subscribers is a key factor impacting our ability to scale. Vivint Flex Pay has made it more affordable to accelerate the growth in New Subscribers. Prior to Vivint Flex Pay, Legacy Vivint Smart Home recovered the cost of equipment installed in subscribers’ homes over time through their monthly service billings. From the introduction of Vivint Flex Pay in early 2017 through December 31, 2019, 14% of Legacy Vivint Smart Home subscribers have financed their equipment purchases through RICs, which we fund through Legacy Vivint Smart Home’s balance sheet. We expect the percentage of subscriber contracts financed through RICs to continue decreasing over time. In addition, since the introduction of Vivint Flex Pay in 2017, 100% of new Legacy Vivint Smart Home subscribers have either opted to use this program to finance their equipment costs or paid for their equipment themselves at the time of contract origination. This has greatly reduced the net cost per acquisition, as well as the balance sheet impact of acquiring subscribers. Moving forward, we will continue to explore ways to grow our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.

We believe the Vivint Flex Pay program will result in higher retention, more revenue per user, and thus greater subscriber lifetime values. Existing subscribers are also able to use Vivint Flex Pay to upgrade their systems or to add new products and services, which we believe further increases subscriber lifetime value. This positively impacts our operating performance, and we anticipate that adding additional financing partners to the Vivint Flex Pay program, both in the United States and Canada, will generate additional revenue growth and a subsequent increase in subscriber lifetime value.

Sales and Marketing Efficiency

Our continued ability to attract and sign new subscribers in a cost-effective manner across the United States and Canada will be a key determinant of our future operating performance. Because our direct-to-home and national inside sales channels are currently our primary means of subscriber acquisition, we have invested heavily in scaling these teams. There is a lag in the productivity of new hires, which we anticipate will improve over the course of their tenure, impacting our subscriber acquisition rates and overall operating success. These Smart Home Pros are instrumental to subscriber growth in the regions we cover, and their continued productivity is vital to our future success.

Generating subscriber growth through these investments in our sales teams depends, in part, on our ability to launch cost-effective marketing campaigns, both online and offline. This is particularly true for our NIS channel, because NIS fields inbound requests from subscribers who find us using online search and submitting our on-site contact form. Our marketing campaigns attract potential subscribers and successfully build awareness of our brand across all our sales channels. We also believe that building brand awareness is important to countering the competition we face from other companies in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. We expect to scale our retail channel through several pilot programs. Similar to the delay between the hiring of a Smart Home Pro and the resulting revenue generation, we anticipate that our retail efforts will take time to reach capacity. Once they do, we hope to accelerate subscriber acquisition and revenue growth by scaling this channel, while maintaining our unit economics.

Expansion of Platform Monetization

As smart home technology develops, we will continue expanding the breadth and depth of our offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home experiences and use cases. As a result of Legacy Vivint Smart Home’s investments to date, our smart home platform is active in over 1.5 million households. We will continue to develop our Smart Home Operating System to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. The Legacy Vivint Smart Home platform supports over 20 million connected devices, as of December 31, 2019.

With each new Product, Service, or feature we add to our platform, we create an opportunity to generate revenue, either through sales to our existing subscribers or through the acquisition of new subscribers. As a result, we anticipate that offering a broader range of smart home experiences will allow us to grow revenue, because it improves our ability to offer tailored service packages to subscribers with different needs. This is the rationale behind our addition of Carguard, a service that expands our smart home experience beyond the four walls of the home. We believe this expansion of our Product and Service offerings will allow us to build our subscriber base, while maintaining or improving margins.

Whether we upsell existing subscribers or acquire new ones, expansion of our platform and corresponding monetization strategies directly impacts our revenue growth and our average revenue per user, and therefore, our operating results.

Subscribers who contract for a smart home are signing up for our combined proprietary smart home devices and tech-enabled service offerings. At the time of signing, subscribers choose the subscription-based service that matches their smart home needs. Because our revenue and operating margins are determined by which package a subscriber signs up for, ensuring that new subscribers choose the appropriate service offering is a major determinant of our operating success. Additionally, because we cover 98% of US zip codes, our service costs greatly impact our operating margins. Over time, as our organization grows, we achieve economies of scale on our service costs. While we anticipate that our service costs per subscriber will decline over time, an unanticipated increase in service costs could negatively impact our profitability moving forward.

Investment in Future Projects

Legacy Vivint Smart Home has made significant investments in the development of our organization, and we expect to leverage these investments to continue expanding our Product and Service offerings over time, including integration with third party products to drive future revenue. Our ability to expand our smart home platform and to monetize the platform as it develops will significantly impact our operating performance and profitability in the future.

We believe that the smart home of the future will be an ecosystem in which businesses will seek to deliver products and services to subscribers in a way that addresses the individual subscriber’s lifestyle and needs. As the smart home becomes the setting for the delivery of a wide range of these products and services, including healthcare, entertainment, home maintenance, elder care, beauty, and consumer goods, we hope to become the hub of this ecosystem and the strategic partner of choice for the businesses delivering these products and services.

Our success in connecting with business partners who integrate with our Smart Home Operating System in order to reach and interact with our subscriber base will be a key determinant of our continued operating success. We expect that additional partnerships will generate incremental revenue, because we will share in the revenue generated by each partner-provided product or service sale that occurs as a result of integration with our smart home platform. If we are able to continue expanding our curated set of partnerships with influential companies, as we already have with Google, Amazon, and Philips, we believe that this will help us to increase our revenue and resulting profitability.

Our ability to introduce a full suite of high-quality innovative new offerings that further expands our existing smart home platform will affect our ability to retain, grow and further monetize our subscriber base. Furthermore, we believe that by vertically integrating the development and design of our Products and Services with our existing sales and subscriber service activities allows us to more quickly respond to market needs, and better understand our subscribers’ interactions and engagement with our Products and Services. This provides critical data that we expect to enable us to continue improving the power, usability and intelligence of these Products and Services. We expect to continue investing in technologies that will make our platform more valuable and engaging for subscribers.

Key Performance Measures After the Merger

In evaluating our results, we review several key performance measures discussed below. We believe that the presentation of such metrics is useful to our investors and lenders because they are used to measure the value of companies such as ours with recurring revenue streams. After the Merger, our management uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in the operating and financial performance of the company.

Total Subscribers

Total subscribers is the aggregate number of active smart home and security subscribers at the end of a given period.

Total Monthly Revenue

Total monthly revenue, or Total MR, is the average monthly total revenue recognized during the period.

Average Monthly Revenue per User

Average monthly revenue per user, or AMRU, is Total MR divided by average monthly Total Subscribers during a given period.

Total Monthly Service Revenue

Total monthly service revenue, or MSR, is the contracted recurring monthly service billings to our smart home and security subscribers, based on the Total Subscribers number as of the end of a given period.

Average Monthly Service Revenue per User

Average monthly service revenue per user, or AMSRU, is Total MSR divided by Total Subscribers at the end of a given period.

Attrition Rate

Attrition rate is the aggregate number of canceled smart home and security subscribers during the prior 12 month period divided by the monthly weighted average number of Total Subscribers based on the Total Subscribers at the beginning and end of each month of a given period. Subscribers are considered canceled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (when at least four monthly billings become past due). If a sale of a service contract to third parties occurs, or a subscriber relocates but continues their service, we do not consider this as a cancellation. If a subscriber transfers their service contract to a new subscriber, we do not consider this as a cancellation.

Average Subscriber Lifetime

Average subscriber lifetime, in number of months, is 100% divided by our expected long-term annualized attrition rate (which is currently estimated at 13%) multiplied by 12 months.

Net Service Cost per Subscriber

Net service cost per subscriber is the average monthly service costs incurred during the period (both period and capitalized service costs), including monitoring, customer service, field service and other service support costs, less total non-recurring Smart Home Services billings for the period divided by average monthly Total Subscribers for the same period.

Net Service Margin

Net service margin is the monthly average MSR for the period, less total average net service costs for the period divided by the monthly average MSR for the period.

New Subscribers

New subscribers is the aggregate number of net new smart home and security subscribers originated during a given period. This metric excludes new subscribers acquired by the transfer of a service contract from one subscriber to another.

Net Subscriber Acquisition Costs per New Subscriber

Net subscriber acquisition costs per New Subscriber is the net cash cost to create new smart home and security subscribers during a given 12 month period divided by New Subscribers for that period. These costs include commissions, Products, installation, marketing, sales support and other allocations (general and administrative and overhead); less upfront payment received from the sale of Products associated with the initial installation, and installation fees. These costs exclude capitalized contract costs and upfront proceeds associated with contract modifications.

Total Monthly Service Revenue for New Subscribers

Total Monthly Service Revenue for New Subscribers is the contracted recurring monthly service billings to our New Subscribers during the prior 12 month period.

Total Bookings

Total bookings is Total Monthly Service Revenue for New Subscribers multiplied by Average Subscriber Lifetime, plus total Product revenue to be recognized over the contract term from New Subscribers during the prior 12 month period.

Total Backlog

Total backlog is total unrecognized Product revenue plus total Service revenue expected to be recognized over the remaining subscriber lifetime for Total Subscribers.

Results of Operations

Our entire activity from inception up to December 31, 2019 related to our formation, commencement of the Initial Public Offering, entering into forward purchase agreements, and, since the offering, our activity has been limited to the search for a prospective initial business combination, which we completed on January 17, 2020. For the year ended December 31, 2019, we incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2019, we had a net income of approximately $4.2 million, which consisted of approximately $1.3 million in general and administrative expenses, approximately $195,000 in franchise tax expense, approximately $1.5 million in income tax expense, offset by approximately $7.2 million in interest income.

For the year ended December 31, 2018, we had a net income of approximately $5.3 million, which consisted of approximately $871,000 in general and administrative expenses, approximately $5,500 in franchise tax expense, approximately $44,000 in income tax expense, offset by approximately $6.2 million in interest income.

A discussion of our results of operations for the period from July 26, 2017 (inception) through December 31, 2017 has been omitted from this Form 10-K, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which specific discussion is incorporated by reference herein.

Unaudited Quarterly Results of Operations:

The following tables present the unaudited quarterly consolidated results of operations of Mosaic Acquisition Corp. for the four quarters ended December 31, 2019 and 2018. This unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read these tables in conjunction with our audited consolidated financial statements and related notes located elsewhere in this annual report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future periods.

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Statements of Operations Data:
Total interest income	$1,282,414	$1,735,331	$2,125,942	$2,040,654
Loss from operations	(387,871)	(666,452)	(216,537)	(243,459)
Net income	$633,255	$714,960	$1,475,886	$1,378,002

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Statements of Operations Data:
Total interest income	$1,952,287	$1,626,620	$1,444,095	$1,164,821
Loss from operations	(357,126)	(157,497)	(155,506)	(206,442)
Net income	$1,550,711	$1,469,123	$1,288,589	$958,379

Liquidity and Capital Resources

As of December 31, 2019, Mosaic Acquisition Corp. had $682,940 of cash and cash equivalents. Unless noted otherwise, the below discussion of liquidity and capital resources refers to Legacy Vivint Smart Home prior to the closing of the Merger and to Vivint Smart Home after the closing of the Merger.

Legacy Vivint Smart Home’s primary source of liquidity has historically been cash from operations, proceeds from issuances of debt securities, borrowings under our credit facilities and, to a lesser extent, capital contributions. As of December 31, 2019, Legacy Vivint Smart Home had $4.5 million of cash and cash equivalents and $32.1 million of availability under our revolving credit facility (after giving effect to $11.1 million of letters of credit outstanding and $245.0 million of borrowings). Subsequent to December 31, 2019 we used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to (i) redeem all of the 2020 Notes, (ii) redeem all of the 2022 Private Placement Notes , (iii) refinance in full the existing borrowings under the existing term loan facility and existing revolving credit facility, (iv) redeem $223.0 million aggregate principal amount of the 2022 Notes and (v) pay the related accrued interest, fees and expenses related thereto.

As market conditions warrant, we and our equity holders, including Blackstone, its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our revolving credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes. As examples, Legacy Smart Home recently entered into the following financing transactions:

•

In September 2018, Legacy Vivint Smart Home borrowed $810 million under the 2024 Term Loan B (the “2024 Term Loan B”). We used a portion of the net proceeds from the borrowings under the 2024 Term Loan B to redeem in full the entire $269.5 million outstanding aggregate principal amount of the existing 2019 notes and pay the related accrued interest and redemption premium, to repurchase approximately $250.7 million aggregate principal amount of the 2020 notes, and to pay fees and expenses related to the Term Loan Agreement, and

•

In May 2019, Legacy Vivint Smart Home issued $225 million aggregate principal amount of 2024 notes. We used the net proceeds from the 2024 notes offering to redeem $225 million aggregate principal amount of our 2020 notes, and to pay the related accrued interest and to pay all fees and expenses related thereto.

Cash Flow and Liquidity Analysis

Our cash flows provided by operating activities include recurring monthly billings, cash received from the sale of Products to our customers that either pay-in-full at the time of installation or finance their purchase of Products under the Consumer Financing Program and other fees received from the customers we service. Cash used in operating activities includes the cash costs to monitor and service our subscribers, a portion of subscriber acquisition costs, interest associated with our debt and general and administrative costs. Historically, Legacy Vivint Smart Home financed subscriber acquisition costs through our operating cash flows, the issuance of debt and, to a lesser extent, through the issuance of equity and sale of contracts to third parties. Currently, the upfront proceeds under Vivint Flex Pay, and those that are paid-in-full at the time of the sale of Products, offset a portion of the upfront investment associated with subscriber acquisition costs.

Sales from our direct-to-home channel are seasonal in nature. We make investments in the recruitment of our direct-to-home sales representatives, inventory and other support costs for the April through August sales period prior to each sales season. We experience increases in capitalized contract costs, as well as costs to support the sales force throughout North America, prior to and during this time period. The incremental inventory purchased to support the direct-to-home sales season is generally consumed prior to the end of the calendar year in which it is purchased.

Cash Flows from Operating Activities

We generally reinvest the cash flows from our recurring monthly billings and cash received from the sale of Products associated with the initial installation into our business, primarily to (1) maintain and grow our subscriber base, (2) expand our infrastructure to support this growth, (3) enhance our existing Smart Home Service offerings, (4) develop new Smart Home Service offerings and (5) expand into new sales channels. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, and increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.

Legacy Vivint Smart Home’s outstanding debt as of December 31, 2019 was approximately $3.3 billion. Net cash interest paid for the years ended December 31, 2019, 2018 and 2017 related to this indebtedness (excluding finance leases) totaled $250.4 million, $236.7 million and $203.4 million, respectively. Legacy Vivint Smart Home’s net cash from operating activities for the years ended December 31, 2019, 2018 and 2017, before these interest payments, was an inflow of $28.8 million, an inflow of $16.2 million and an outflow of $105.9 million, respectively. Accordingly, Legacy Vivint Smart Home’s net cash from operating activities for the years ended December 31, 2019, 2018 and 2017 was insufficient to cover these interest payments. For additional information regarding our outstanding indebtedness see “—Long-Term Debt” below.

Cash Flows from Investing Activities

Historically, Legacy Vivint Smart Home’s investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

Cash Flows from Financing Activities

Historically, Legacy Vivint Smart Home’s cash flows provided by financing activities primarily related to the issuance of debt, all to fund the portion of upfront costs associated with generating new subscribers that were not covered through its operating cash flows or through its Vivint Flex Pay program. Uses of cash for financing activities are generally associated with the return of capital to our stockholders, the repayment of debt and the payment of financing costs associated with the issuance of debt.

Long-Term Debt

We are a highly leveraged company with significant debt service requirements. As of December 31, 2019, Legacy Vivint Smart Home had $3,294.2 million of aggregate principal total debt outstanding, consisting of $454.3 million of outstanding 2020 notes, $270 million of outstanding 2022 private placement notes, $900.0 million of outstanding 2022 notes, $400.0 million of outstanding 2023 notes, $225.0 million of outstanding 2024 notes and $799.9 million of outstanding 2024 Term Loan B with $32.1 million of availability under Legacy Vivint Smart Home’s revolving credit facility (after giving effect to $11.1 million of outstanding letters of credit and $245.0 million of borrowings).

Revolving Credit Facility

On November 16, 2012, Legacy Vivint Smart Home entered into a $200.0 million senior secured revolving credit facility, with a five year maturity. In addition, we may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million.

On June 28, 2013, Legacy Vivint Smart Home amended and restated the credit agreement to provide for a new repriced tranche of revolving credit commitments with a lower interest rate. Nearly all of the existing tranches of revolving credit commitments were terminated and converted into the repriced tranche, with the unterminated portion of the existing tranche continuing to accrue interest at the original higher rate.

On March 6, 2015, Legacy Vivint Smart Home amended and restated the credit agreement to provide for, among other things, (1) an increase in the aggregate commitments previously available to it from $200.0 million to $289.4 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.

On August 10, 2017, Legacy Vivint Smart Home amended and restated the credit agreement to provide for, among other things, (1) an increase in the aggregate commitments previously available to it from $289.4 million to $324.3 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.

On February 14, 2020, we amended and restated the credit agreement (the “Fourth Amended and Restated Credit Agreement”) to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $288.2 million to $350.0 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.

As of December 31, 2019, the aggregate commitments available under the credit agreement, as amended and restated on August 10, 2017, prior to APX entering into the Fourth Amended and Restated Credit

Agreement, was $288.2 million. As of December 31, 2019 there was $245.0 million outstanding borrowings under the revolving credit facility. Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $10.9 million and the Series C Revolving Commitments of approximately $330.8 million is currently 2.0% and (b) under the Series B Revolving Commitments of approximately $8.3 million is currently 3.0% and (2) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and the Series C Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on our meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter.

In addition to paying interest on outstanding principal under the revolving credit facility, APX is required to pay a quarterly commitment fee (which will be subject to one interest rate step-down of 12.5 basis points, based on APX meeting a consolidated first lien net leverage ratio test) to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. APX also pays a customary letter of credit and agency fees.

APX is not required to make any scheduled amortization payments under the revolving credit facility. The Series D Revolving Commitments expired on March 31, 2019 and the principal amount outstanding under the revolving credit facility will be due and payable in full on March 31, 2021 with respect to the commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility and on February 14, 2025 (or the applicable springing maturity date if the Revolving Springing Maturity Condition applies) with respect to the $330.8 million of Series C Revolving Credit Commitments. The “Revolver Springing Maturity Condition” applies if (i) on the 2022 Springing Maturity Date, an aggregate principal amount of the Borrower’s 7.875% Senior Secured Notes Due 2022 (the “2022 Notes”) in excess of $350.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Revolving Credit Agreement, (ii) on the 2023 Springing Maturity Date, an aggregate principal amount of the 2023 Notes in excess of $125.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Revolving Credit Agreement or (iii) on the 2024 Springing Maturity Date, an aggregate principal amount of the Borrower’s 8.500% Senior Secured Notes Due 2024 (the “2024 Notes”) in excess of $125.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Revolving Credit Agreement. The “2022 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2022 Notes, the “2023 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2023 Notes and the “2024 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2024 Notes.

2020 Notes

As of December 31, 2019, APX had $454.3 million outstanding aggregate principal amount of its 2020 notes. Subsequent to the year ended December 31, 2019, APX used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to redeem all of the outstanding principal amount of the 2020 notes. Interest on the 2020 notes was payable semi-annually in arrears on each June 1 and December 1. The 2020 notes were to mature on December 1, 2020.

We were permitted to redeem at any time and from time to time some or all of the 2020 notes at par plus any accrued and unpaid interest to the date of redemption.

2022 Private Placement Notes

As of December 31, 2019, APX had $270 million outstanding aggregate principal amount of its 2022 private placement notes. Subsequent to the year ended December 31, 2019, APX used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to redeem all of the outstanding principal amount of the 2022 private placement notes. Interest on the 2022 private placement notes was payable semi-annually in arrears on June 1 and December 1 of each year.

We were permitted to, at our option, redeem at any time and from time to time some or all of the 2022 private placement notes at 104.5%, declining to par from and after December 1, 2019, in each case, plus any accrued and unpaid interest to the date of redemption.

The 2022 private placement notes were to mature on December 1, 2022 unless on September 1, 2020 (i.e. the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $190 million of the 2020 notes remained outstanding or had not been refinanced as permitted under the terms of the 2022 private placement notes, in which case the private placement notes were to mature on September 1, 2020.

2022 Notes

As of December 31, 2019, APX had $900.0 million outstanding aggregate principal amount of its 2022 notes. Subsequent to the year ended December 31, 2019, APX used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to redeem $223.0 million of the outstanding principal amount of the 2022 notes. Interest on the 2022 notes is payable semi-annually in arrears on June 1 and December 1 of each year.

We may, at our option, redeem at any time and from time to time some or all of the 2022 notes at 103.938%, declining to par from and after December 1, 2020, in each case, plus any accrued and unpaid interest to the date of redemption.

The 2022 notes mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any springing maturity provisions set forth in the agreements governing such pari passu lien indebtedness.

2023 Notes

As of December 31, 2019, APX had $400.0 million outstanding aggregate principal amount of its 2023 notes. Interest on the 2023 notes is payable semi-annually in arrears on September 1 and March 1 of each year. The 2023 notes mature on September 1, 2023.

We may, at our option, redeem at any time and from time to time some or all of the 2023 notes at 105.719%, declining to par from and after September 1, 2022, in each case, plus any accrued and unpaid interest to the date of redemption.

2024 Notes

As of December 31, 2019, APX had $225.0 million outstanding aggregate principal amount of its 2024 notes. Interest on the 2024 notes is payable semi-annually in arrears on May 1 and November 1 of each year.

We may, at our option, redeem at any time and from time to time prior to May 1, 2021, some or all of the 2024 notes at 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date plus the applicable “make-whole premium.” From and after May 1, 2021, we may, at our option, redeem at any time and from time to time some or all of the 2024 notes at 104.25%, declining to par from and after May 1, 2023, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to May 1, 2021, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2024 notes with the proceeds from certain equity offerings at 108.50%, plus accrued and unpaid interest to the date of redemption. In addition, on or prior to May 1, 2021, during any 12 month period, we also may, at our option, redeem at any time and from time to time up to 10% of the aggregate principal amount of the 2024 notes at a price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, to but excluding the redemption date.

The 2024 notes mature on November 1, 2024, unless, under “Springing Maturity” provisions, (1) on September 1, 2020 (the 91st day prior to the maturity of the 2020 notes) more than an aggregate principal amount of $275.0 million of such 2020 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2020 notes, in which case the 2024 notes will mature on September 1, 2020 or (2) on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2023 notes, in which case the 2024 Notes will mature on June 1, 2023.

2025 Term Loan B

On September 6, 2018, a subsidiary of Legacy Vivint Smart Home, APX Group incurred $810 million of 2024 Term Loan B. As of December 31, 2019, APX had $799.9 million outstanding aggregate principal amount of its 2024 Term Loan B. On February 14, 2020 APX Group incurred $950 million of term loans (the “2025 Term Loan B”), the proceeds of which were used, in part, to refinance the 2024 Term Loan B.

Pursuant to the terms of the 2025 Term Loan B, quarterly amortization payments are due in an amount equal to 0.25% of the aggregate principal amount of the 2025 Term Loan B outstanding on the closing date. The remaining principal amount outstanding under the 2025 Term Loan B will be due and payable in full on (x) if the Term Springing Maturity Condition (as defined below) does not apply, December 31, 2025 and (y) if the Term Springing Maturity Condition does apply, the 2023 Springing Maturity Date (which date is the date that is 91 days before the maturity date with respect to the 2023 Notes).

The “Term Springing Maturity Condition” applies if on the 2023 Springing Maturity Date (which date is the date that is 91 days before the maturity date with respect to the 2023 Notes), an aggregate principal amount of the 2023 Notes in excess of $125.0 million are either outstanding or have not been repaid or redeemed.

Guarantees and Security (Revolving Credit Facility, 2025 Term Loan B and Notes)

All of the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes are guaranteed by APX Group Holdings, Inc. and each of APX Group, Inc.’s existing and future material wholly-owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications). However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the revolving credit facility, the credit agreement governing the 2025 Term Loan B or our other indebtedness. See Note 18 of our accompanying consolidated financial statements included elsewhere in this report for additional financial information regarding guarantors and non-guarantors.

The obligations under the revolving credit facility, 2025 Term Loan B and the 2022 private placement notes, 2022 notes and 2024 notes (collectively with the 2022 private placement notes and the 2022 notes, the “existing senior secured notes”) are secured by a security interest in (1) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (2) substantially all personal property of APX Group, Inc. and the guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX Group, Inc. and the guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX Group, Inc. and the guarantors and (3) a pledge of all of the capital stock of

APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

Under the terms of the applicable security documents and intercreditor agreement, the proceeds of any collection or other realization of collateral received in connection with the exercise of remedies will be applied first to repay amounts due under the revolving credit facility, and up to an additional $60.0 million of “superpriority” obligations that APX Group, Inc. may incur in the future, before the holders of the existing senior secured notes or 2025 Term Loan B receive any such proceeds.

Debt Covenants

The credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, APX Group, Inc. and its restricted subsidiaries’ ability to:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	materially change the nature of their business;

•	enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to APX Group, Inc.;

•	designate restricted subsidiaries as unrestricted subsidiaries

•	amend, prepay, redeem or purchase certain subordinated debt; and

•	transfer or sell certain assets.

The credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2019, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.

Subject to certain exceptions, the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes permit APX Group, Inc. and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Our future liquidity requirements will be significant, primarily due to debt service requirements. The actual amounts of borrowings under the revolving credit facility will fluctuate from time to time.

Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Item 1A—Risk Factors” in this report. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under the revolving credit facility, incurring other indebtedness, additional equity or other financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.

Other Factors Affecting Liquidity and Capital Resources

Vivint Flex Pay. Vivint Flex Pay became Legacy Vivint Smart Home’s primary sales model beginning in March 2017. Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers up to $4,000. The annual percentage rates on these loans range between 0% and 9.99%, based on the customer’s credit quality, and are either installment loans or revolving loans with a 42 or 60 month term.

For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in the liability for credit losses depending on the credit quality of the customer, with our Company being responsible for between 5% to 100% of lost principal balances, depending on factors specified in the agreement with such provider. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations. As we continue to use Vivint Flex Pay as our primary sales model, we expect our liability to third-party providers to continue to increase substantially and the rate of such increases may accelerate.

For other third-party provider loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.

Vehicle Leases. Since 2010, Legacy Vivint Smart Home has leased, and expects to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36 to 48 month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency.

Aircraft Lease. In December 2012, Legacy Vivint Smart Home entered into an aircraft lease agreement for the use of a corporate aircraft, which is accounted for as an operating lease. Upon execution of the lease, Legacy Vivint Smart Home paid a $5.9 million security deposit which is refundable at the end of the lease term. Beginning January 2013, Legacy Vivint Smart Home is required to make 156 monthly rental payments of approximately $83,000 each. In January 2015, an amendment to the agreement was made which, among other changes, increased the required monthly rental payments to approximately $87,000 each. We also have the option to extend the lease for an additional 36 months upon expiration of the initial term. The lease agreement also provides us the option to purchase the aircraft on certain specified dates for a stated dollar amount, which represents the current estimated fair value as of the purchase date.

Contractual Obligations

As of December 31, 2019 and 2018, Mosaic Acquisition Corp. did not have any commitments or contractual obligations.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. Prior to the Merger we believed that the assumptions, judgements and estimates involved in the accounting for Class A common stock subject to possible redemption to be our critical accounting estimate. After the Merger date, we believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, deferred revenue, capitalized contract costs, derivatives, retail installment contract receivables, allowance for doubtful accounts, loss contingencies, valuation of intangible assets, impairment of long-lived assets, fair value and income taxes have the greatest potential impact on our consolidated financial statements; therefore, we consider these to be our critical accounting estimates.

Critical accounting policies and estimates prior to the Merger date

Class A common stock subject to possible redemption

As of December 31, 2019, we accounted for our Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity,” under which Common Stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. Because our Common Stock featured certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events, at December 31, 2019 and 2018, 34,447,737 and 33,427,182 shares of Common Stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Critical accounting policies and estimates after the Merger date

Revenue Recognition

We offer our customers smart home services combining Products, including a proprietary control panel, door and window sensors, door locks, security cameras and smoke alarms; installation; and a proprietary back-end cloud platform software and Services. These together create an integrated system that allows our customers to monitor, control and protect their home. Our customers are buying this integrated system that provides them with these Smart Home Services. The number and type of Products purchased by a customer depends on their desired functionality. Because the Products and Services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Smart Home Services, we have concluded that installed Products, related installation and Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term, which is the period in which the parties to the contract have enforceable rights and obligations. We have determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase Products upon renewal. Proceeds allocated to the material right are recognized over the period of benefit, which is generally three years.

The majority of our subscription contracts are between three and five years in length and are non-cancelable. These contracts with customers generally convert into month-to-month agreements at the end of the initial term, and some customer contracts are month-to-month from inception. Payment for recurring monitoring and other Smart Home Services is generally due in advance on a monthly basis.

Sales of Products and other one-time fees such as service fees or installation fees are invoiced to the customer at the time of sale. Revenues for wireless internet service that were provided by Vivint Wireless Inc. and any Products or Services that are considered separate performance obligations are recognized when those Products or Services are delivered. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Payments received or amounts billed in advance of revenue recognition are reported as deferred revenue.

We consider Products, related installation, and our proprietary back-end cloud platform software and services an integrated system that allows our customers to monitor, control and protect their homes. These Smart Home Services are accounted for as a single performance obligation that is recognized over the customer’s contract term, which is generally three to five years.

Deferred Revenue

Our deferred revenues primarily consist of amounts for sales (including upfront proceeds) of Smart Home Services. Deferred revenues are recognized over the term of the related performance obligation, which is generally three to five years.

Capitalized Contract Costs

Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the subscriber’s home at the commencement or modification of the contract. We calculate amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortize those deferred contract costs on a straight-line basis over the expected period of benefit that we have determined to be five years, consistent with the pattern in which we provide services to our customers. We believe this pattern of amortization appropriately reduces the carrying value of the capitalized contract costs over time to reflect the decline in the value of the assets as the remaining period of benefit for each monthly portfolio of contracts decreases. The period of benefit of five years is longer than a typical contract term because of anticipated contract renewals. We apply this period of benefit to our entire portfolio of contracts. We update our estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations.

The carrying amount of the capitalized contract costs is periodically reviewed for impairment. In performing this review, we consider whether the carrying amount of the capitalized contract costs will be recovered. In estimating the amount of consideration we expect to receive in the future related to capitalized contract costs, we consider factors such as attrition rates, economic factors, and industry developments, among other factors. If we determine that capitalized contract costs are impaired, we recognize an impairment loss for the amount by which the carrying amount of the capitalized contract costs and the anticipated costs that relate directly to providing the future services exceed the consideration that we have received and that we expect to receive in the future.

Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts are expensed as incurred. These costs include those associated with housing, marketing and recruiting, non-direct lead generation costs, certain portions of sales commissions and residuals, overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber.

Consumer Financing Program

Vivint Flex Pay became Legacy Vivint Smart Home’s primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for Products and Services. The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”), (2) we offer to some customers not eligible for the Consumer Financing Program, but who qualify under our underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with us, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card.

Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers up to $4,000. The annual percentage rates on these loans range between 0% and 9.99%, based on the customer’s credit quality, and are either installment loans or revolving loans with a 42 or 60 month term.

For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider and we share liability for credit losses, with the Company being responsible for between 5% and 100% of lost principal balances. Additionally, we are responsible for reimbursing certain third-party financing providers for the credit card transaction fees associated with the loans. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Consolidated Statement of Operations.

For other third-party loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.

Retail Installment Contract Receivables

For subscribers that enter into a RIC to finance the purchase of Products and related installation, we record a receivable for the amount financed. Gross RIC receivables are reduced for (i) expected write-offs of uncollectible balances over the term of the RIC and (ii) a present value discount of the expected cash flows using a risk adjusted market interest rate (together, the “RIC Discount”). Therefore, the RIC receivables equal the present value of the expected cash flows to be received by us over the term of the RIC. At the time of installation, we record a long-term note receivable within long-term notes receivables and other assets, net on the consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the consolidated balance sheets. The billed amounts of notes receivable are included in accounts receivable within accounts and notes receivable, net on the consolidated balance sheets.

We impute the interest on the RIC receivable using a risk adjusted market interest rate and record it as an adjustment to deferred revenue and as an adjustment to the face amount of the related receivable. The risk adjusted interest rate considers a number of factors, including credit quality of the subscriber base and other qualitative considerations such as macro-economic factors. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the consolidated statements of operations.

When we determine that there are RIC receivables that have become uncollectible, we record an adjustment to the RIC Discount and reduce the related note receivable balance. On a regular basis, we also assess the level of the RIC Discount balance based on historical RIC write-off trends and adjust the balance, if necessary. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.

Accounts Receivable

Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the consolidated balance sheets. We estimate this allowance based on historical collection experience and subscriber attrition rates. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying consolidated statements of operations.

Loss Contingencies

We record accruals for various contingencies including legal proceedings and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of legal counsel. We record an accrual when a loss is deemed probable to occur and is reasonably estimable. Factors that we consider in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal matters include the merits of a particular matter, the nature of the litigation, the length of time the matter has been pending, the procedural posture of the matter, whether we intend to defend the matter, the likelihood of settling for an insignificant amount and the likelihood of the plaintiff accepting an amount in this range. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

Goodwill and Intangible Assets

Purchase accounting requires that all assets and liabilities acquired in a transaction be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Identifiable intangible assets include customer relationships and other purchased and internally developed technology. Goodwill represents the excess of cost over the fair value of net assets acquired.

The estimated fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, estimates of cost avoidance, the nature of the business acquired, the specific characteristics of the identified intangible assets and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, regulations affecting the business model of our operations, technological developments, economic conditions and competition.

We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded.

Property, Plant and Equipment and Long-lived Assets

Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under finance leases, whichever is shorter.

Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from two to ten years. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. Amortization expense associated with leased assets is included with depreciation expense. Routine repairs and maintenance are charged to expense as incurred.

We review long-lived assets, including property, plant and equipment, capitalized contract costs, and definite-lived intangibles for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider whether or not indicators of impairment exist on a regular basis and as part of each quarterly and annual financial statement close process. Factors we consider in determining whether or not indicators of impairment exist include market factors and patterns of customer attrition. If indicators of impairment are identified, we estimate the fair value of the assets. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

We conduct an indefinite-lived intangible impairment analysis annually as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our indefinite-lived intangibles may be less than the carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate indefinite-lived intangible impairment using a qualitative approach. When necessary, our quantitative impairment test consists of two steps. The first step requires that we compare the estimated fair value of our indefinite-lived intangibles to the carrying value. If the fair value is greater than the carrying value, the intangibles are not considered to be impaired and no further testing is required. If the fair value is less than the carrying value, an impairment loss in an amount equal to the difference is recorded.

Income Taxes

We account for income taxes based on the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

We recognize the effect of an uncertain income tax position on the income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Our policy for recording interest and penalties is to record such items as a component of the provision for income taxes.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We record the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our results of operations, financial condition, or cash flows.

Recent Accounting Pronouncements

See Note 2 to our accompanying audited Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, Mosaic Acquisition Corp. did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. As of December 31, 2019, we qualified as an “emerging growth company” and under the JOBS Act were allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

All activity through December 31, 2019 related to our formation and the Initial Public Offering and identifying and evaluating prospective acquisition targets for an initial business combination, which we completed on January 17, 2020. On January 2, 2018, the net proceeds of the Initial Public Offering and the sale of the private placement warrants held in the trust account were invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. Prior to 2018, such proceeds were not invested and were held in a non-interest-bearing trust account.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-26 comprising a portion of this Annual Report on Form 10-K.

VIVINT SMART HOME, INC. (F/K/A MOSAIC ACQUISITION CORP.)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2019, as such term is defined in Rules

13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control systems include the controls themselves, actions taken to correct deficiencies as identified, an organizational structure providing for division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth, as of March 11, 2020, certain information regarding our directors and executive officers who are responsible for overseeing the management of our business.

On March 3, 2020, we announced that Alex J. Dunn stepped down from his position as President, effective March 2, 2020. We also announced Matthew J. Eyring, Executive Vice President and General Manager of Inside Sales, and Jeremy B. Warren, Chief Technology Officer, are leaving to pursue other opportunities, effective March 13, 2020. On March 3, 2020, Vivint Smart Home, Inc. further announced the promotion of Dale R. Gerard to Chief Financial Officer and the appointments of Todd M. Santiago as Chief Revenue Officer and JT Hwang as Chief Technology Officer. Mr. Hwang’s background and experience is more fully detailed in the executive officer biographical summaries following the table below.

Name	Age	Title
Executive Officers:
Todd R. Pedersen	50	Chief Executive Officer and Director
Dale R. Gerard	49	Chief Financial Officer
Matthew J. Eyring	50	Executive Vice President, General Manager of Inside Sales
Scott R. Hardy	42	Chief Operating Officer
Patrick E. Kelliher	56	Chief Accounting Officer
Shawn J. Lindquist	49	Chief Legal Officer and Secretary
Todd M. Santiago	47	Executive Vice President, General Manager of Retail
Jeremy B. Warren	45	Chief Technology Officer
Non-employee directors:
David F. D’Alessandro	68	Director
Paul S. Galant	51	Director
David M. Maura	46	Director
Bruce McEvoy	42	Director
Jay D. Pauley	42	Director
Joseph S. Tibbetts, Jr.	67	Director
Peter F. Wallace	44	Director

Executive Officers

Todd R. Pedersen. Mr. Pedersen founded Legacy Vivint Smart Home in 1999 and served as its President, Chief Executive Officer and Director. In February 2013, Mr. Pedersen relinquished his title as Legacy Vivint Smart Home’s President and remained its Chief Executive Officer and Director. He has served as our Chief Executive Officer and a Director of Vivint Smart Home since January 2020. In 2011, Mr. Pedersen founded Legacy Vivint Smart Home’s sister Company, Vivint Solar, and served as its Chief Executive Officer from August 2011 through January 2013. Mr. Pedersen currently serves as a member of Vivint Solar’s board of directors, a position he has held since November 2012. Mr. Pedersen was named the Ernst & Young Entrepreneur of the Year in 2010 in the services category for the Utah Region. Mr. Pedersen attended Brigham Young University.

Dale R. Gerard. Mr. Gerard was named our Chief Financial Officer in March 2020. Prior to this, he served as Legacy Vivint Smart Home’s interim Chief Financial Officer in October 2019 and our interim Chief Financial Officer in January 2020. Prior to this, he served Legacy Vivint Smart Home’s Senior Vice President of Finance

and Treasurer from September 2014 to October 2019 and Vice President of Finance and Treasurer from January 2013 to September 2014. Previously, he served as the Legacy Vivint Smart Home’s Treasurer from March 2010 to January 2013. Mr. Gerard holds a B.S. in Accounting and an MBA from Purdue University.

Matthew J. Eyring. Mr. Eyring has served as Legacy Vivint Smart Home’s Executive Vice President, General Manager of Inside Sales, which includes managing the Company’s call center operations, new business development, and strategy functions, since November 2018 and our Executive Vice President, General Manager of Inside Sales since January 2020. Prior to this, he served as Chief Strategy and Innovation Officer of Legacy Vivint Smart Home from November 2012 to November 2018. Prior to Vivint, Mr. Eyring worked at Innosight, a global strategy and innovation consulting firm, from 2001 to 2012. He held many senior positions at the firm, most recently serving as Managing Partner with responsibility for all global strategy and operations. Prior to Innosight, Mr. Eyring was a Vice President and General Manager at LavaStorm Technologies, an Internet professional services company, where he ran the company’s Boston office. Prior to that, Mr. Eyring was a Product Manager at Medtronic, Inc. Mr. Eyring previously served on the board of directors of Virgin Pulse. Mr. Eyring holds a B.A. in Economics from the University of Utah and an MBA from the Harvard Business School, and is the co-author of a number of articles published in the Harvard Business Review.

Scott R. Hardy. Mr. Hardy has served as Legacy Vivint Smart Home’s Chief Operating Officer since December 2016 and as our Chief Operating Officer since January 2020. Prior to this, he served as Legacy Vivint Smart Home’s Senior Vice President, Inside Sales from February 2014 to December 2016. He joined Legacy Vivint Smart Home as Vice President, Business Analytics in 2013. Prior to joining Legacy Vivint Smart Home, Mr. Hardy served as Principal at the Cicero Group, LP, a consulting and market research firm, from 2011 to 2013, where he led the firm’s strategy consulting practice. Mr. Hardy also served in senior consulting roles at McKinsey and Company from 2006 to 2009 and Monitor Group from 2000 to 2002, where he focused on growth strategy and sales and marketing projects. From 2009 to 2011, Mr. Hardy held senior roles at Cisco, an information technology company, including Director of Cisco’s Telepresence Cloud business unit and Director of Product Management, and starting in 2009 until their acquisition by Cisco in the same year, he led strategy and business development for TANDBERG, a provider of video conferencing systems. Mr. Hardy holds a B.S. in Economics from Brigham Young University and an MBA from the Harvard Business School.

JT Hwang. Mr. Hwang, 45, was appointed our Chief Technology Officer on February 29, 2020, effective March 13, 2020. Prior to this, he served as Legacy Vivint Smart Home’s Chief Engineering Officer from February 2017 and our Chief Engineering Officer from January 2020, Legacy Vivint Smart Home’s Chief Information Officer from June 2010 to January 2013 and from August 2014 to February 2017, and Legacy Vivint Smart Home’s Chief Technology Officer from March 2008 to June 2010 and January 2013 to August 2014. He has over 19 years of experience in the computer science field. Prior to joining us, Mr. Hwang was Chief Architect at Netezza Corporation, a global provider of data warehouse appliance solutions. He also served as Chief Architect of Hewlett-Packard’s Advanced Solutions Lab. Mr. Hwang holds a B.S. of science and a Master of Engineering, Computer Science from Massachusetts Institute of Technology.

Patrick E. Kelliher. Mr. Kelliher has served as Legacy Vivint Smart Home’s Chief Accounting Officer since February 2014 and our Chief Accounting Officer since January 2020. Prior to this, he served as Legacy Vivint Smart Home’s Vice President of Finance and Corporate Controller from March 2012 to February 2014. Prior to joining Legacy Vivint Smart Home, Mr. Kelliher served as Senior Director of Finance and Business Unit Controller of Adobe from November 2009 to March 2012. Prior to Adobe, Mr. Kelliher was the Vice President of Finance and Controller for Omniture, Inc. Before that he has served in various senior finance roles at other high growth technology companies. Mr. Kelliher holds a B.S. in Accounting and Finance from Northern Illinois University and an MBA from the University of Chicago Graduate School of Business.

Shawn J. Lindquist, Mr. Lindquist has served as Legacy Vivint Smart Home’s Chief Legal Officer and Secretary since May 2016 and our Chief Legal Officer and Secretary since January 2020. From February 2014 to May 2016, Mr. Lindquist served as Chief Legal Officer, Executive Vice President and Secretary of Legacy

Vivint Smart Home’s sister Company, Vivint Solar. From February 2010 to February 2014, Mr. Lindquist served as Chief Legal Officer, Executive Vice President and Secretary of Fusion-io, Inc., a leading provider of flash memory solutions for application acceleration, which was acquired by Sandisk Corporation in 2014. From 2005 to 2010, Mr. Lindquist served as Chief Legal Officer, Senior Vice President and Secretary of Omniture, Inc., through the completion and integration of its merger with Adobe Systems Incorporated. Prior to Omniture, Mr. Lindquist was a corporate and securities attorney at Wilson Sonsini Goodrich & Rosati, P.C., the leading legal advisor to technology, life sciences and other growth enterprises worldwide. Mr. Lindquist has also served as in-house corporate and mergers and acquisitions counsel for Novell, Inc., a software and services company, and as Vice President and General Counsel of a privately held, venture-backed company. Mr. Lindquist has also served as an adjunct professor of law at the J. Reuben Clark Law School at Brigham Young University. Mr. Lindquist holds a B.S. in Business Management and J.D. from Brigham Young University.

Todd M. Santiago. Mr. Santiago has served as Legacy Vivint Smart Home’s Executive Vice President, General Manager of Retail, which includes managing the Company’s retail relationships, home builder initiatives and direct sales platforms, since November 2018 and our Executive Vice President, General Manager of Retail since January 2020. He will serve as our Chief Revenue Officer beginning March 13, 2020. Prior to this, he served as Chief Revenue Officer of Legacy Vivint Smart Home from February 2013 to November 2018. Prior to joining Legacy Vivint Smart Home, Mr. Santiago was President of 2GIG from December 2008 to March 2013 where he coordinated the successful launch of Go!Control. Prior to joining 2GIG, Mr. Santiago was Partner and General Manager of Signature Academies in Boise, ID and VP and General Manager at NCH Corporation in Irving, TX. Mr. Santiago is the brother-in-law of Mr. Pedersen. Mr. Santiago holds a B.A. in English from Brigham Young University and an MBA from the Harvard Business School.

Jeremy B. Warren. Mr. Warren has served as Legacy Vivint Smart Home’s Chief Technology Officer since December 2014 and our Chief Technology Officer since January 2020. Prior to this, he served as Vice President of Innovation from November 2012 to December 2014. Prior to joining us, Mr. Warren was Chief Technology Officer at 2GIG Technologies where he was responsible for the engineering and mass production of 2GIG’s product line. Prior to joining 2GIG, Mr. Warren was Chief Technology Officer of the U.S. Department of Justice and Chief Architect of Lavastorm Technologies. Mr. Warren attended the Massachusetts Institute of Technology.

Non-Employee Directors

David F. D’Alessandro. Mr. D’Alessandro has served as a Director of Legacy Vivint Smart Home’s board of directors since July 2013 and as a Director and the Chairman of our board of directors since January 2020. Mr. D’Alessandro serves on the boards of directors of several private companies as well as Legacy Vivint Smart Home’s publicly traded sister company, Vivint Solar. From 2010 to September 2017, Mr. D’Alessandro also served as chairman of the board of directors of SeaWorld Entertainment, Inc. He served as chairman, president and chief executive officer of John Hancock Financial Services, Inc. from 2000 to 2004, having served as president and chief operating officer of the same entity from 1996 to 2000, and guided it through a merger with ManuLife Financial Corporation in 2004. Mr. D’Alessandro served as president and chief operating officer of ManuLife in 2004. He is a former partner of the Boston Red Sox. A graduate of Syracuse University, he holds honorary doctorates from three colleges and served as vice chairman and a trustee of Boston University.

Paul S. Galant. Mr. Galant has served as a Director of Legacy Vivint Smart Home since October 2015 and as a Director of Vivint Smart Home since January 2020. Mr. Galant served as Chief Executive Officer of Brightstar Corp., a leading mobile services company for managing devices and accessories and subsidiary of SoftBank Group Corp., and he has served as an Operating Partner of SoftBank. Prior to joining Brightstar, Mr. Galant was the Chief Executive Officer of VeriFone Systems, Inc., and a member of VeriFone’s board of directors, since October 2013. Prior to joining Verifone, Mr. Galant served as the CEO of Citigroup Inc.’s Enterprise Payments business since 2010. In this role, Mr. Galant oversaw the design, marketing and implementation of global business-to-consumer and consumer-to-business digital payments solutions. From 2009 to 2010, Mr. Galant served as CEO of Citi Cards, heading Citigroup’s North American and International Credit

Cards business. From 2007 to 2009, Mr. Galant served as CEO of Citi Transaction Services, a division of Citi’s Institutional Clients Group. From 2002 to 2007, Mr. Galant was the Global Head of the Cash Management business, one of the largest processors of payments globally. Mr. Galant joined Citigroup, a multinational financial services corporation, in 2000. Prior to joining Citigroup, Mr. Galant held positions at Donaldson, Lufkin & Jenrette, Smith Barney, and Credit Suisse. Mr. Galant also brings broad financial industry experience from his time as chairman of the NY Federal Reserve Bank Payments Risk Committee and chairman of The Clearing House Secure Digital Payments LLC. Mr. Galant was on the board of directors of Conduent Incorporated, a leading provider of diversified business services with leading capabilities in transaction processing, automation and analytics. Mr. Galant holds a B.S. in Economics from Cornell University where he graduated a Phillip Merrill Scholar.

David M. Maura. Mr. Maura has served as a Director since October 2017 and previously served as Chairman, Chief Executive Officer and President of Mosaic Acquisition Corp. from October 2017 until January 2020. Mr. Maura has served as the Executive Chairman and Chief Executive Officer of Spectrum Brands since July 2018. Prior to that Mr. Maura served as the Executive Chairman, effective as of January 2016, and as Chief Executive Officer, effective as of April 2018, of Spectrum Brands Legacy. Prior to such appointment, Mr. Maura served as non-executive Chairman of the board of Spectrum Brands Legacy since July 2011 and served as the interim Chairman of the board and as a director of Spectrum Brands Legacy since June 2010. Mr. Maura was a Managing Director and the Executive Vice President of Investments at HRG Group from October 2011 until November 2016, and was a member of HRG’s Group’s board of directors from May 2011 until December 2017. Mr. Maura previously served as a Vice President and Director of Investments of Harbinger Capital from 2006 until 2012. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service, and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst. Mr. Maura previously served on the board of directors of Ferrous Resources, Ltd., Russell Hobbs (formerly Salton, Inc.) and Applica, Inc. Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder.

Bruce McEvoy. Mr. McEvoy has served as a Director of Legacy Vivint Smart Home since November 2012 and of Vivint Smart Home since January 2020. Mr. McEvoy is a Senior Managing Director at Blackstone in the Private Equity Group. Before joining Blackstone in 2006, Mr. McEvoy worked at General Atlantic from 2002 to 2004, and was a consultant at McKinsey & Company from 1999 to 2002. Mr. McEvoy currently serves on the board of directors of Center for Autism and Related Disorders, MB Aerospace, RGIS Inventory Specialists, TeamHealth and our publicly traded sister company, Vivint Solar. Mr. McEvoy was formerly a director of Performance Food Group Company, Catalent, Inc., GCA Services Group, Inc., SeaWorld Entertainment, Inc. and Vistar Corporation. Mr. McEvoy holds an A.B. in History from Princeton University and an MBA from the Harvard Business School.

Jay D. Pauley. Mr. Pauley has served as a Director of Legacy Vivint Smart Home since October 2015 and of Vivint Smart Home since January 2020. Mr. Pauley is a Managing Director at Summit Partners, which he joined in 2010. Prior to joining Summit Partners, Mr. Pauley was Vice President at GTCR, a private equity firm, and an associate at Apax Partners, a private equity and venture capital firm. Before that, he worked for GE Capital. Mr. Pauley currently serves on the boards of directors of numerous private companies, including our publicly traded sister company, Vivint Solar. Mr. Pauley holds a B.S. from the Ohio State University and an MBA from the Wharton School at the University of Pennsylvania.

Joseph S. Tibbetts, Jr. Mr. Tibbetts has served as a Director of Legacy Vivint Smart Home since October 2015 and of Vivint Smart Home since January 2020. From March 2017 to March 2018, Mr. Tibbetts served as the interim chief financial officer of Acquia Corporation, a private company that is a leading provider of cloud-based, digital experience management solutions. Prior to that Mr. Tibbetts served as the senior vice president and chief financial officer of Publicis Sapient, part of Publicis Group SA, from February 2015, when Publicis acquired Sapient Corporation, to September 2015. Prior to that Mr. Tibbetts served as senior vice president and global chief financial officer of Sapient Corporation from October 2006 to February 2015. He began serving as Sapient Corporation’s treasurer in December 2012 and was reappointed as Sapient Corporation’s chief accounting officer in June 2013, a role he previously held from 2009 to 2012. In addition to being Sapient Corporation’s chief financial officer, Mr. Tibbetts also served as Sapient Corporation’s managing director- SapientNitro Asia Pacific. Prior to joining Sapient Corporation, Mr. Tibbetts was the chief financial officer of Novell, Inc. from February 2003 to June 2006 and, prior to that, he held a variety of senior financial management positions at Charles River Ventures, Lightbridge, Inc., and SeaChange International, Inc. Mr. Tibbetts was also formerly a partner with Price Waterhouse LLP. Mr. Tibbetts currently serves on the board of directors of our publicly traded sister company, Vivint Solar. Mr. Tibbetts holds a B.S. in business administration from the University of New Hampshire.

Peter F. Wallace. Mr. Wallace has served as a Director of Legacy Vivint Smart Home since November 2012 and of Vivint Smart Home since January 2020. Mr. Wallace is a Senior Managing Director at Blackstone in the Private Equity Group, which he joined in 1997. Mr. Wallace has served on the board of directors of our publicly traded sister company, Vivint Solar, Inc., since November 2012 and as Chairman of the Board since March 2014. Mr. Wallace also serves on the board of directors of Alight Solutions, Inc., Michaels Stores, Inc., Outerstuff, Service King, Tradesmen International and The Weather Channel Companies. Mr. Wallace was formerly a director of AlliedBarton Security Services, GCA Services, New Skies Satellites Holdings Ltd. and SeaWorld Entertainment. Mr. Wallace holds a B.A. in Government from Harvard College.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website, www.vivint.com under Investor Relations: Corporate Governance: Governance Documents. Our board of directors may from time to time establish other committees.

Audit Committee

Our board has established an audit committee of the board of directors. The members of our audit committee are Joseph S. Tibbetts, Jr., Jay D. Pauley and Paul S. Galant. Joseph S. Tibbetts serves as the chair of the audit committee.

Each member of the audit committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. Each member of the audit committee meets the financial literacy requirements of the NYSE and our board of directors has determined that each member of the audit committee qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The purpose of the audit committee, as set forth in its charter, is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our board of directors in with respect to its oversight of (1) the Company’s accounting and financial reporting processes and internal control over financial reporting, as well as the audit and integrity of the Company’s financial statements;, (2) the independent registered public accounting firm’s qualifications, performance and independence, (3) the performance of our internal audit function (4) the Company’s compliance with applicable law (including U.S. federal securities laws and other legal and regulatory requirements) and (5) risk assessment and risk management, including, but not limited to, the Company’s IT security program..

Compensation Committee

Our board has established a compensation committee of the board of directors. The members of our compensation committee are David F. D’Alessandro, Bruce McEvoy and Peter F. Wallace. David F. D’Alessandro serves as the chair of the compensation committee.

The purpose of the compensation committee, as set forth in its charter, is to assist our board of directors in discharging its responsibilities relating to (1) oversight of the Company’s compensation policies, plans and benefit programs, and overall compensation philosophy, (2) oversight of the compensation of the Company’s Chief Executive Officer and other executive officers, (3) approving and evaluating the executive officer compensation plans, policies and programs of the Company, (4) administering the Company’s equity compensation plans and (5) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

Our board has established a nominating and corporate governance committee. The members of our nominating and corporate governance are Peter F. Wallace, David F. D’Alessandro and Paul S. Galant. Peter F. Wallace serves as chair of the nominating and corporate governance committee.

The purpose of our nominating and corporate governance committee, as set forth in its charter, is to assist our board of directors in discharging its responsibilities relating to (1) identifying individuals qualified to become new board of directors members, consistent with criteria approved by the board of directors, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the board of directors select, the director nominees for the next annual meeting of stockholders, (3) identifying board of directors members qualified to fill vacancies on any board of directors committee and recommending that the board of directors appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the board of directors corporate governance principles applicable to us, (5) overseeing the evaluation of the board of directors and management, (6) recommending members of the Board of Directors to serve on committees of the board of directors and evaluating the functions and performance of such committees, (7) overseeing and approving the management continuity planning process and (7) shaping the corporate governance of the Company.

Controlled Company Exception

Affiliates of Blackstone beneficially own a majority of the voting power of all outstanding shares of our common stock. As a result, we are a “controlled company” within the meaning of the NYSE’s corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of our board of directors consist of independent directors, (2) that our board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that our board of directors have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We may choose to utilize certain of these exemptions. If we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these standards and, depending on the board’s independence determination with respect to our then-current directors, we may be required to add additional directors to our board in order to achieve such compliance within the applicable transition periods.

Independence of Directors

Under our corporate governance guidelines and NYSE rules, a director is not independent unless our board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries.

Our corporate governance guidelines define independence in accordance with the independence definition in the current NYSE corporate governance rules for listed companies. Our corporate governance guidelines require our board to review the independence of all directors at least annually.

In the event a director has a relationship with the Company that is relevant to his or her independence and is not addressed by the objective tests set forth in the NYSE independence definition, our board will determine, considering all relevant facts and circumstances, whether such relationship is material.

Our board has affirmatively determined that each of Messrs. D’Alessandro, Wallace, Galant, Pauley, McEvoy and Tibbetts is independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NYSE guidelines, including with respect to committee membership. Our board also has determined that each of Messrs. Galant, Pauley and Tibbetts is “independent” for purposes of Section 10A(m)(3) of the Exchange Act, and that each of Messrs. D’Alessandro, McEvoy and Wallace is “independent” for purposes of Section 10C(a)(3) of the Exchange Act. In making its independence determinations, our board considered and reviewed all information known to it.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. Our bylaws also establish advance notice procedures with respect to the nomination of candidates for election as directors, other than nominations made by or at the direction of the board of directors or a committee of the board of directors. In order for a shareholder nomination to be “properly brought” before a meeting, a stockholder will have to comply with advance notice requirements and provide us with certain information. Generally, to be timely, a stockholder’s notice must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the immediately preceding annual meeting of stockholders. Our bylaws also specify requirements as to the form and content of a stockholder’s notice.

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

Compensation Committee Interlocks and Insider Participation

During 2019, our compensation committee was comprised of our former directors Eugene I. Davis, Tyler S. Kolarik and Andrew A. McKnight. No member of the compensation committee was at any time during fiscal year 2019, or at any other time, one of the our employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our board of directors or member of our compensation committee.

Code of Business Conduct and Ethics

We have adopted Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at www.vivint.com under Investor Relations: Corporate Governance: Governance Documents. Our Code of Business Conduct and Ethics is a “code of ethics”, as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and lead director, meetings of non-management and independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website at www.vivint.com under Investor Relations: Corporate Governance: Governance Documents.

Item 11. Executive Compensation.

As of December 31, 2019, the Company had three officers, David M. Maura (Chairman, President and CEO), William H. Mitchell (CFO) and Edward Albert III (COO), two of whom (Mr. Maura and Mr. Albert) received no compensation for their service as officers of the Company. The Company had no other officers or employees. Concurrently with the completion of the Merger, the Company’s officers resigned from their respective positions.

We entered into an agreement with an affiliate of Mosaic Sponsor, LLC, pursuant to which we pay such affiliate a total of $16,875 per month for office space and related support services. Upon completion of the Merger, we ceased paying these monthly fees.

The Company entered into a services agreement (the “Services Agreement”) with CFO Bullpen LLC, a New Hampshire limited liability company wholly owned by Mr. Mitchell. Under the Services Agreement, Mr. Mitchell provided services to us as our Chief Financial Officer until the completion of the Merger. Per the Services Agreement, we paid a monthly retainer of $5,000 which commenced on the closing of our Initial Public Offering. The Services Agreement also provided that we would make a deferred cash payment to him upon completion of our initial business combination, liquidation or Mr. Mitchell’s termination of engagement, whichever occurred first, equal to $330.00 multiplied by the number of hours Mr. Mitchell had worked to such date, less the total amount of the $5,000 monthly retainer already paid to CFO Bullpen LLC. Additionally, we agreed to issue Common Stock to CFO Bullpen LLC upon completion of our initial business combination equal to 17.895 shares per hour Mr. Mitchell had worked for us up to the date of such combination with such shares delivered on the six-month anniversary of such date. CFO Bullpen LLC had to have been engaged by the Company on the date of our initial business combination or liquidation (as applicable) to receive the foregoing equity awards; however, the agreement provided that CFO Bullpen LLC would remain eligible to receive such awards if the consulting relationship was terminated by the Company without Cause or by CFO Bullpen LLC for Good Reason (as such terms are defined in the Services Agreement and described below).

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

Pursuant to the Services Agreement, upon completion of the Merger we became obligated to issue to CFO Bullpen LLC 10,069 shares of our Common Stock.

Summary Compensation Table

The following table sets forth compensation that the Company’s CEO, CFO and COO earned during the Fiscal Year ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
David M. Maura	2019	—	—	—	—	—	—	—
Chairman, President & Chief Executive Officer	2018	—	—	—	—	—	—	—
William H. Mitchell	2019	$55,000	—	—	—	—	—	$55,000
Chief Financial Officer	2018	$60,000	—	—	—	—	—	$60,000
Edward Albert III	2019	—	—	—	—	—	—	—
Chief Operating Officer	2018	—	—	—	—	—	—	—

(1)	For Mr. Mitchell, this amount represents the $5,000 monthly retainer fee paid to CFO Bullpen LLC for Mr. Mitchell’s services, commencing on our public offering.

We did not make any equity awards to any of our executives or officers during the fiscal year ending December 31, 2019 and 2018, and none of our executives or officers held any outstanding equity as of December 31, 2019 and 2018.

Until the completion of the Merger, SPAC our sponsors, officers and directors, or any of their respective affiliates, were reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviewed on a quarterly basis all payments that were made to our SPAC sponsors, officers, directors or our or any of their affiliates. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. Other than as described above, none of our directors received compensation for their service on our board of directors for the fiscal year ending December 31, 2019 and 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2019, we had no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s common stock as of February 25, 2020, after giving effect to the Closing, by:

•	each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company’s common stock;

•	each named executive officer of the Company;

•	each current executive officer and director of the Company; and

•	all current executive officers and directors of the Company, as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power”, which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days.

The beneficial ownership percentages set forth in the table below are based on 154,730,618 shares of Common Stock issued and outstanding as of February 25, 2020 and do not take into account the issuance of any shares of Common Stock upon the exercise of warrants to purchase up to 17,433,324 shares of Common Stock that remain outstanding.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock and preferred stock.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Blackstone(1)	88,651,119	57.3%
Fortress Mosaic Sponsor LLC and affiliates(2)	22,574,739	14.6%
Fayerweather Fund Eiger, L.P.	14,187,648	9.2%
Solamere V Investment, LLC	8,585,216	5.5%
Executive Officers and Directors:
Todd R. Pedersen	—	—
William H. Mitchell	—	—
Edward Albert III	—	—
David F. D’Alessandro(3)	35,366	*
Paul S. Galant	—	—
David M. Maura	4,313,797	2.8%
Bruce McEvoy(4)	—	—
Jay D. Pauley	—	—
Joseph S. Tibbetts, Jr.	—	—
Peter F. Wallace(4)	—	—
All directors and executive officers as a group (16 individuals)	5,409,878	3.5%

*	Indicates less than 1 percent.
(1)

Represents 78,651,119 shares held by 313 Acquisition, 9,995,784 shares held by BCP Voyager Holdings LP, and 4,216 shares held by Blackstone Family Investment Partnership VI L.P. 313 Acquisition is managed by a board of managers and Blackstone Capital Partners VI L.P. (“BCP VI”), as managing member. The members of the board of managers of 313 Acquisition are Peter Wallace, Bruce McEvoy, Alex J. Dunn, Jay D. Pauley, Todd R. Pedersen, Paul S. Galant, Joseph S. Tibbetts, Jr. and David F. D’Alessandro. Blackstone Management Associates VI L.L.C. is the general partner of each of BCP VI and BCP Voyager Holdings LP. BMA VI L.L.C. is the sole member of Blackstone Management Associates VI L.L.C. BCP VI Side-by-Side GP L.L.C. is the general partner of Blackstone Family Investment Partnership VI L.P. Blackstone Holdings III L.P. is the managing member of BMA VI L.L.C and the sole member of BCP VI Side-by-Side GP L.L.C. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group Inc. The sole holder of the Class C common stock of The Blackstone Group Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the Blackstone entities described in this footnote and Stephen A. Schwarzman (other than to the extent it or he directly holds securities as described herein) may be deemed to beneficially own the shares directly or indirectly controlled by such Blackstone entities or him, but each disclaims beneficial ownership of such shares. The address of each of such Blackstone entities and Mr. Schwarzman is c/o The Blackstone Group Inc., 345 Park Avenue, New York, New York 10154. In addition to funds affiliated with Blackstone, principal holders of limited liability company interests in 313

Acquisition include entities affiliated with Summit Partners L.P., Todd Pedersen and Alex Dunn. The address of 313 Acquisition is 4931 North 300 West, Provo, Utah 84604.
(2)

Based on a Schedule 13D filed with the Securities and Exchange Commission on January 21, 2020 by Fortress Investment Group LLC and the other parties named therein, represents 17,357,339 shares held by Fortress Mosaic Investor LLC, 2,631,579 shares held by Fortress Mosaic Anchor LLC, and 1,585,821 shares held by Fortress Mosaic Sponsor LLC. Fortress Mosaic Holdings LLC is the sole owner of each of Fortress Mosaic Sponsor LLC, Fortress Mosaic Anchor LLC and Fortress Mosaic Investor LLC. FIG LLC controls, indirectly through investment funds managed or advised by controlled affiliates of FIG LLC, 100% of the equity interests of Fortress Mosaic Holdings LLC. Fortress Operating Entity I LP is the sole owner of FIG LLC. FIG Corp. is the general partner of Fortress Operating Entity I LP. Fortress Investment Group LLC is the sole owner of FIG Corp. The address of Fortress Mosaic Sponsor LLC and each of the entities listed above is 1345 Avenue of the Americas, New York, New York 10105.

(3)	Reflects shares, including 27,193 restricted shares, held by a limited liability company controlled by Mr. D’Alessandro.
(4)

Messrs. McEvoy and Wallace are each employees of affiliates of Blackstone and members of the board of managers of 313 Acquisition LLC, but each disclaims beneficial ownership of shares beneficially owned by Blackstone and its affiliates. Messrs. McEvoy and Wallace are each employees of affiliates of the Blackstone entities described above, but each disclaims beneficial ownership of the limited liability company interests in 313 Acquisition beneficially owned by such Blackstone entities. The address for Messrs., McEvoy and Wallace is c/o The Blackstone Group Inc., 345 Park Avenue, New York, New York 10154.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In August 2017, our SPAC sponsors purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In October 2017, our SPAC sponsors transferred an aggregate of 30,000 founder shares to one of our independent director nominees at their original per share purchase price. In addition, in November 2017 and December 2017, two of our directors purchased an aggregate amount of 30,000 units from the public market. As such, our initial stockholders collectively own approximately 20% of our issued and outstanding shares and have the right to elect all of our directors prior to our initial business combination and each director will need to receive the vote of two-thirds of the outstanding Class F shares in order to be elected.

Private Placement Warrants

In addition, our SPAC sponsors purchased an aggregate of 5,933,334 private placement warrants for a purchase price of $1.50 per warrant in a private placement that closed simultaneously with the closing of this Initial Public Offering. As such, our SPAC sponsors’ interest in this transaction is valued at approximately $8,900,001. Each private placement warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of the Merger.

Promissory Note

The SPAC sponsors had loaned us an aggregate of $100,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The loan was non-interest bearing, unsecured and due on the earlier of March 31, 2018 or the closing of the Initial Public Offering. We repaid the promissory note on October 23, 2017.

Office Space and Related Support Services

We entered into an Agreement with an affiliate of Mosaic Sponsor, LLC, pursuant to which we paid a total of $16,875 per month for office space and related support services to such affiliate. Upon completion of the Merger, we ceased paying these monthly fees.

Forward Purchase Agreements

Prior to our Initial Public Offering, we entered into forward purchase agreements pursuant to which certain institutional and accredited investors (the “anchor investors”) (including an affiliate of Fortress Mosaic Sponsor LLC) agreed to purchase the forward purchase shares in a private placement to occur concurrently with the Merger.

In connection with the forward purchase shares sold to the anchor investors, the SPAC sponsors received (by way of an adjustment to their existing Class F Shares) an aggregate number of additional Class F Shares equal to one ninth of the aggregate number of forward purchase shares sold to the anchor investors.

If the last reported sale price of the Class A common stock is less than $11.00 (as adjusted for share splits, share combinations and the like) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the first anniversary of the Merger, each anchor investor may purchase from the SPAC sponsors, at a price per Class A ordinary share of $0.01, a number of contingent call shares no greater than (a) the number of forward purchase shares issued and sold to such anchor investor less any forward purchase shares sold by such anchor investor prior to its exercise of the right to purchase such contingent call shares divided by (b) 18 (as adjusted for share splits, share combinations and the like).

The forward purchase agreements also provide that the anchor investors are entitled to a right of first offer with respect to any proposed sale of additional equity or equity-linked securities by us for capital raising purposes in connection with the closing of the Merger (other than forward purchase shares) and registration rights with respect to their forward purchase securities. The forward purchase agreements provide that prior to our initial business combination each anchor investor has the right to designate one individual to be, at its election, either elected as a member of our board of directors or a non-voting observer of our board of directors.

In addition, in connection with the Closing, we entered into an additional subscription agreement (the “Additional Forward Purchaser Subscription Agreement”) with one of the forward purchasers (the “Forward Purchaser”). Pursuant to the Additional Forward Purchaser Subscription Agreement, immediately prior to the Effective Time, the Forward Purchaser purchased from us 5,000,000 shares of Common Stock at a purchase price of $10.00 per share. As consideration for the additional investment, 25% of Mosaic Sponsor LLC’s founder shares and private placement warrants were forfeited to us and we issued to the Forward Purchaser an equal number of shares of Common Stock and warrants concurrently with the Closing.

Support and Services Agreement

In connection with Blackstone’s acquisition of us (the “Blackstone Acquisition”), Legacy Vivint Smart Home entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, Legacy Vivint Smart Home agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates and to indemnify BMP and its affiliates and related parties, in each case, in connection with transactions involving Blackstone and the provision of services under the support and services agreement. In connection with the execution of the Merger Agreement, the parties to the support and services agreement entered into an amended and restated support and services agreement with BMP as described below.

Monitoring Services and Fees

In addition, under this agreement, Legacy Vivint Smart Home has engaged BMP to provide, directly or indirectly, monitoring, advisory and consulting services that may be requested by us in the following areas: (1) advice regarding the structure, distribution and timing of debt and equity offerings and advice regarding relationships with our lenders and bankers, (2) advice regarding the structuring and implementation of equity participation plans, employee benefit plans and other incentive arrangements for certain of our key executives,

(3) general advice regarding dispositions and/or acquisitions, (4) advice regarding the strategic direction of our business and such other advice directly related or ancillary to the above advisory services as may be reasonably requested by us. These services will generally be provided until the first to occur of (a) the tenth anniversary of the closing date of the Blackstone Acquisition (November 16, 2022), (b) the date of a first underwritten public offering of shares of our common stock listed on the New York Stock Exchange or Nasdaq’s national market system for aggregate proceeds of at least $150 million (an “IPO”) and (c) the date upon which Blackstone owns less than 9.9% of our common stock or that of our direct or indirect controlling parent and such stock has a fair market value (as determined by Blackstone) of less than $25 million (each of the events specified in clauses (a) through (c) above, the “Exit Date”).

The monitoring fee payable for monitoring services in any fiscal year of ours will be equal to the greater of (1) a minimum base fee of $2.7 million (the “Minimum Annual Fee”), subject to adjustment as summarized below if we engage in a business combination or disposition that is “significant” (as defined in the support and services agreement) and (2) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to the post-fiscal year “true-up” adjustment described in the paragraph below (which will not yet have occurred at the time the annual monitoring fee is paid). We refer to the adjusted monitoring fee for any fiscal year of the Surviving Company as the “Monitoring Fee” for such fiscal year.

In the case of a significant business combination or disposition, if 1.5% of our pro forma consolidated EBITDA (as defined in the support and services agreement) after giving effect to the business combination or disposition exceeds (in the case of a business combination) or is less than (in the case of a disposition) the then-current Monitoring Fee, the Monitoring Fee for the year in which the significant business combination or disposition occurs will be adjusted upward or downward, respectively, by the amount of such excess or shortfall, with such adjustment prorated based on the remaining full or partial fiscal quarters remaining in our then-current fiscal year. We will pay upward adjustments to the Monitoring Fee promptly upon availability of the pro forma income statement prepared in respect of such business combination. Downward adjustments to the Monitoring Fee will be effected through a rebate of the fee paid to BMP in that fiscal year. Subsequently, the Minimum Annual Fee applicable to full fiscal years following any significant business combination or disposition will be equal to 1.5% of our pro forma consolidated EBITDA after giving effect to the business combination or disposition (subject to further adjustments for subsequent significant business combinations and dispositions). However, in all cases (including in the case of a current-year rebate described above), the Monitoring Fee will always be at least $2.7 million and in no event will a rebate for a downward adjustment result in BMP retaining a monitoring fee of less than $2.7 million for monitoring services in respect of any particular fiscal year.

In addition to the adjustments to the Minimum Annual Fee and the Monitoring Fee in connection with significant business combinations or dispositions and the related payments or rebates described above, there may be other adjustments to the Monitoring Fee based on projected consolidated EBITDA and a post-fiscal year “true-up.” If 1.5% of our projected consolidated EBITDA, as first presented to our board of directors by senior management during the last third of such fiscal year, is projected to exceed the amount of the monitoring fee already paid to BMP in respect of monitoring services due to be rendered during that fiscal year, we will pay BMP the amount of such excess as an upward adjustment to the Monitoring Fee within two business days of such presentation. Following the completion of each applicable fiscal year and within deadlines required by our revolving credit facility, our chief financial officer will certify to BMP the amount of our consolidated EBITDA for such fiscal year. If 1.5% of such certified consolidated EBITDA is greater than the Monitoring Fee previously paid to BMP for monitoring services rendered during that fiscal year (including the adjustment in respect of projected EBITDA described above), we will, jointly and severally, pay BMP the amount of such excess within two business days of such certification. If 1.5% of such certified consolidated EBITDA is less than the monitoring fee previously paid to BMP for services rendered during that fiscal year (including the adjustment in respect of projected consolidated EBITDA described above), the amount of such shortfall will be applied as a credit against the next payment by us of the Monitoring Fee to BMP. However, BMP will always be entitled to retain the Minimum Annual Fee as then in effect and BMP will have no obligation to rebate any amount that would result in BMP having been paid Monitoring Fees for monitoring services in an amount less than the Minimum Annual Fee applicable to the relevant fiscal year.

Amended and Restated Support and Services Agreement.

In connection with the execution of the Merger Agreement, the parties to the support and services agreement entered into an amended and restated support and services agreement with BMP. The amended and restated support and services agreement became effective upon the consummation of the Merger and amended and restated the existing support and services agreement to, upon the consummation of the merger, (a) eliminate the requirement to pay a milestone payment to BMP upon the occurrence of an IPO, (b) for any fiscal year beginning after the consummation of the merger, (i) eliminate the Minimum Annual Fee and (ii) decrease the “true-up” of the annual Monitoring Fee payment to BMP to 1% of consolidated EBITDA and (c) upon the earlier of (1) the completion of our fiscal year ending December 31, 2021 or (2) the date upon which Blackstone owns less than 5% of the voting power of all of the shares of capital stock entitled to vote generally in the election of directors of Vivint Smart Home’s or its direct or indirect controlling parent, and such stake has a fair market value (as determined by Blackstone) of less than $25 million (the “Exit Date”), the annual Monitoring Fee payment to BMP otherwise payable in connection with the agreement will cease and no other milestone payment or other similar payment will be owed by us to BMP.

Under the amended and restated support and services agreement, BMP had made available to us its portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group it its sole discretion to be warranted and appropriate. BMP may, at any time, choose not to provide any such services. Such services will be provided without charge, other than for the reimbursement of related out-of-pocket expenses incurred by BMP and its affiliates.

Portfolio Operations Support and Other Services

Under the support and services agreement, we have, through the Exit Date (or an earlier date determined by BMP), engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice us for such services based on the time spent by the relevant personnel providing such services during the applicable period and Blackstone’s allocated costs of such personnel, but in no event shall we be obligated to pay more than $1.5 million during any calendar year.

Investor Securityholders’ Agreement

In connection with the closing of the Blackstone Acquisition, Acquisition LLC and APX Group Holdings, Inc. entered into a Securityholders’ Agreement (the “Securityholders’ Agreement”) with the Investors. The Securityholders’ Agreement governs certain matters relating to ownership of Acquisition LLC and APX Group Holdings, Inc., including with respect to the election of directors of our parent companies, transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions).

Other Transactions with Blackstone

Blackstone Advisory Partners L.P., an affiliate of Blackstone, participated as one of the initial purchasers of the Term Loan in September 2018, the 2024 Notes in May 2019 and the 2027 Notes in February 2020 and received $1.9 million of total fees associated with these transactions.

In addition, GSO Capital Partners, an affiliate of Blackstone, is a participating lender in the Term Loan and receives proportional interest payments of the outstanding debt held. As of December 31, 2019, GSO Capital Partners holds $103.6 million of outstanding aggregate principal of the Term Loan.

During the year ended December 31, 2019 the Company agreed to reimburse Blackstone for $1.8 million of certain other fees incurred by Blackstone for activities related to the Company and the full amount was included in accrued expenses and other current liabilities as of December 31, 2019.

Agreements with Solar

The Company is a party to a number of agreements with its sister company, Vivint Solar, Inc. (“Solar”). Historically, some of those agreements related to Solar’s use of certain of Legacy Vivint Smart Home’s information technology and infrastructure services; however, Solar stopped using such services in July 2017. In August 2017, Legacy Vivint Smart Home entered into a sales dealer agreement with Solar, pursuant to which each company agreed to act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. During the year ended December 31, 2019, 2018 and 2017 Legacy Smart Home charged $9.2 million, $17.3 million and $2.8 million, respectively of net expenses to Solar in connection with these agreements. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was $2.2 million at December 31, 2019. As of December 31, 2018 the balance due from Solar was immaterial.

On March 3, 2020, the Company and Solar amended and restated the sales dealer agreement to, among other things, add exclusivity obligations for both companies in certain territories and jurisdictions, expand the types of services each company is permitted to render thereunder, and to permit use of the services offered by Amigo, a wholly owned subsidiary of the Company, in connection with the submission and processing of leads generated pursuant to the agreement. The amended and restated agreement has a one-year term, which automatically renews for successive one-year terms unless terminated earlier by either party upon 90 days’ prior written notice.

On March 3, 2020, the Company and Solar entered into a recruiting services agreement pursuant to which each company has agreed to assist the other in recruiting sales representatives to its direct-to-home sales force. The parties will pay each other certain fees for these services which will be calculated in accordance with the terms of the agreement. The Company and Solar have also agreed under the terms of the agreement not to solicit for employment any member of the other’s executive or senior management team, any dealer, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services. Such obligations will continue throughout the term of the agreement.

On March 3, 2020, Amigo entered into Subscriber Generation Agreements with Solar and the Company to facilitate the use of the Amigo application for the submission and processing of leads generated pursuant to the amended and restated sales dealer agreement.

In connection with the amendment and restatement of the sales dealer agreement and the execution of the recruiting services agreement, the Company and Solar terminated the Marketing and Customer Relations Agreement, dated September 30, 2014 (as amended from time to time) and the Non-Competition Agreement, dated September 30, 2014 (as amended from time to time), in each case effective as of March 3, 2020.

Transactions with Executive Officers

In each year from 2015 through 2019 Legacy Vivint Smart Home entered into one-year lease agreements with Axis Aviation LLC (“Axis Aviation”), a company owned by Mr. Pedersen through a trust, for use of an airplane hangar at the Provo, Utah airport. Such lease agreements are terminable by either party on 90 days’ prior written notice without penalty. Payments to Axis Aviation in the year ended December 31, 2019 pursuant to such lease agreements totaled $67,500.

Procedures with Respect to Review and Approval of Related Person Transactions

We have adopted a formal written policy for the review and approval of transactions with related persons. Such policy requires, among other things, that:

•

any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by an approving body comprised of the disinterested and independent members of our board of directors or any committee of the board of directors, provided that a majority of the members of the board of directors or such committee, respectively, are disinterested; and

•

any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of our board of directors or recommended by the compensation committee to the board of directors for its approval.

In connection with the review and approval or ratification of a related person transaction:

•

management must disclose to the approving body the name of the related person and the basis on which the person is a related person, the related person’s interest in the transaction, the material terms of the related person transaction, including the business purpose of the transaction, the approximate dollar value of the amount involved in the transaction, the approximate dollar value of the amount of the related person’s interest in the transaction and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

•

management must advise the approving body as to whether the related person transaction complies with the terms of our agreements, including the agreements governing our material outstanding indebtedness, that limit or restrict our ability to enter into a related person transaction;

•

management must advise the approving body as to whether the related person transaction will be required to be disclosed in applicable filings under the Securities Act or the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with such statutes and related rules; and

•	management must advise the approving body as to whether the related person transaction may constitute a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act.

In addition, the related person transaction policy provides that the approving body, in connection with any approval of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent” or “non-employee” director, as applicable, under the rules and regulations of the SEC and any exchange on which our securities are listed.

The related person transaction policy also contains a standing approval for certain transactions with or related to Blackstone, including, without limitation: (1) transactions in which Blackstone may have a direct or indirect material interest entered into or in effect at the effective time of the merger; (2) transactions involving our securities in which Blackstone serves as an underwriter, placement agent, initial purchaser, financial advisor or in a similar capacity, and the fees and commissions received by Blackstone for such services are no greater (on a per security basis) than those received by other underwriters, placement agents, initial purchasers, financial advisors or persons performing in a similar capacity in the transaction or that would be received by an unaffiliated third party; and (3) the purchase or sale of products or services involving a Blackstone portfolio company, provided that (a) the appropriate officers reasonably believe the transaction to be on market terms and the subject products or services are of a type generally made available to other customers of the subject Blackstone portfolio company or (b) the aggregate value involved in such purchase or sale is expected to be less than $5 million over five years.

Independence of Directors

The information contained under the heading “Independence of Directors” in Part III, Item 10. Directors, Executive Officers and Corporate Governance is incorporated by reference herein.

Transaction with Fortress

The Fortress Debt Investor has previously held and/or currently hold positions in: (i) the Term Loan, (ii) the 2022 notes, (iii) the 2023 notes, and (iv) the 2024 notes, as described below. The Fortress Debt Investor acquired a $72 million face amount position in the Term Loan between September 2018 and January 2019. The Fortress

Debt Investor then sold a $5.5 million face amount position in the Term Loan in February and March 2019. The Fortress Debt Investor continues to hold a $66.5 million face amount position in the Term Loan. The Fortress Debt Investor acquired a $5 million face amount position in the 2022 notes in July 2018, and exited the respective position in August 2018. The Fortress Debt Investor acquired a $40.6 million face amount position in the 2023 note between July 2018 and April 2019. The Fortress Debt Investor acquired a $20 million face amount position in the 2024 notes in April 2019. Fortress may receive proceeds of debt repayment in connection with the transactions to the extent it holds any applicable indebtedness.

Stockholders Agreement

In connection with the execution of the Merger Agreement, we entered into a Stockholders Agreement with the Stockholder Parties, which provides for certain rights, including director appointment and board observer rights, for certain stockholders. The Stockholders Agreement will become effective upon the consummation of the merger. See “Other Agreements—Stockholders Agreement”, which disclosure is incorporated herein by reference.

Under the Stockholders Agreement, we agreed to nominate a number of individuals designated by Blackstone for election as our directors at any meeting of our stockholders (each a “Blackstone Director”) such that, following the election of any directors and taking into account any director continuing to serve as such without the need for re-election, the number of Blackstone Directors serving as our directors will be equal to: (1) if the 313 Acquisition Entities together continue to beneficially own at least 50% of the shares of our Class A common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is greater than 50% of the total number of directors comprising our board of directors; (2) if the 313 Acquisition Entities together continue to beneficially own at least 40% (but not more than 50%) of the shares of our Class A common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is at least 40% of the total number of directors comprising our board of directors; (3) if the 313 Acquisition Entities together continue to beneficially own at least 30% (but less than 40%) of the shares of our Class A common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is at least 30% of the total number of directors comprising our board of directors; (4) if the 313 Acquisition Entities together continue to beneficially own at least 20% (but less than 30%) of the shares of our Class A common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is at least 20% of the total number of directors comprising our board of directors; and (5) if the 313 Acquisition Entities together continue to beneficially own at least 5% (but less than 20%) of the shares of our Class A common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is at least 10% of the total number of directors comprising our board of directors.

Under the Stockholders Agreement, we agreed to nominate one director designated by Fortress (the “Fortress Director”) to our board of directors so long as Fortress beneficially owns at least 50% of the shares of our Class A common stock it owns immediately following the consummation of the merger; provided that the Fortress Director must be an employee or principal of The SoftBank Vision Fund. Additionally, so long as Fortress beneficially owns at least 50% of the shares of our Class A common stock it owns immediately following the consummation of the merger, Fortress shall have the right to appoint a representative (the “Fortress Observer”) who will have the right to attend meetings of our board of directors and receive information given to our directors, subject to certain customary exceptions, including to preserve confidentiality obligations or privilege. The Fortress Observer will not have any voting rights.

Under the Stockholders Agreement, we agreed to nominate one director designated by the Summit Designator (as defined in the Stockholders Agreement) (the “Summit Director” and together with the Blackstone Directors and the Fortress Director, the “Sponsor Directors”) to our board of directors so long as the Summit Holders (as defined in the Stockholders Agreement) beneficially own at least 50% of the shares of our Class A common stock they own immediately following the consummation of the merger.

In the case of a vacancy on our board created by the removal or resignation of a Sponsor Director, we agreed to nominate an individual designated by Blackstone or Fortress, as applicable, for election to fill the vacancy.

Registration Rights Agreement

In connection with the execution of the merger agreement, we entered into a registration rights agreement with the Investors and certain of our other stockholders, which provides for customary “demand” and “piggyback” registration rights for certain stockholders. The registration rights agreement became effective upon the consummation of the Merger. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm WithumSmith+Brown, PC since inception include:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Audit Fees (1)	$87,870	$61,634
Audit-Related Fees (2)	—	—
Tax Fees (3)	3,500	—
All Other Fees (4)	—	—

Total	$91,370	$61,634

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum in 2019 and 2018 for professional services rendered for the audit of our annual financial statement included in our Form 10-K, review of the quarterly financial information included in our subsequent Exchange Act filings and review of the financial information included in our Form S-4 related to our pro forma.

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2019 and 2018.

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All other fees consist of fees billed for all other services. We did not pay Withum for other services for the year ended December 31, 2019 and 2018.

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

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of September 15, 2019, by and among Mosaic Acquisition Corp., Maiden Merger Sub, Inc. and Vivint Smart Home, Inc. (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed on September 16, 2019).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 18, 2019, by and among Mosaic Acquisition Corp., Merger Sub and Vivint Smart Home, Inc. (incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K filed on December 19, 2019).

3.1	Amended and Restated Certificate of Incorporation of Vivint Smart Home, Inc., dated as of January 17, 2020 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K/A filed on January 27, 2020).

3.2	Certificate of Amendment to Certificate of Incorporation of Vivint Smart Home, Inc., dated as of January 17, 2020 (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K/A filed on January 27, 2020).

3.3	Amended and Restated Bylaws of Vivint Smart Home, Inc., dated as of January 17, 2020 (incorporated by reference to Exhibit 3.3 filed with the Company’s Current Report on Form 8-K/A filed on January 27, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed on November 27, 2018).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Company’s Proxy Statement/Prospectus on Form S-4/A filed on November 27, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Company’s Proxy Statement/Prospectus on Form S-4/A filed on November 27, 2018).

4.4	Warrant Agreement, dated as of September 26, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K filed on October 24, 2017).

4.5	Indenture, dated as of November 16, 2012, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to APX Group, Inc.’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.6	First Supplemental Indenture, dated as of December 20, 2012, among 313 Aviation, LLC and Wilmington Trust, National Association, as trustee, relating to APX Group, Inc.’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

Exhibit Number	Description

4.7	Third Supplemental Indenture, dated as of May 31, 2013, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to APX Group, Inc.’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.8	Fourth Supplemental Indenture, dated as of December 13, 2013, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to APX Group, Inc.’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on December 13, 2013 (File Number: 333-191132-02))

4.9	Fifth Supplemental Indenture, dated as of July 1, 2014, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to APX Group, Inc.’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on July 1, 2014 (File Number: 333-191132-02))

4.10	Sixth Supplemental Indenture, dated as of December 18, 2014, among APX Group, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to APX Group, Inc.’s 8.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.11	Form of Note relating to Company’s 8.75% Senior Notes due 2020 (attached as exhibit to Exhibit 4.5) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

4.12	Indenture, dated as of May 26, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to APX Group, Inc.’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 26, 2016 (File Number: 333-191132-02))

4.13	First Supplemental Indenture, dated as of August 17, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to APX Group, Inc.’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on August 17, 2016 (File Number: 333-191132-02))

4.14	Second Supplemental Indenture, dated as of February 1, 2017, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to APX Group, Inc.’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on February 1, 2017 (File Number: 333-191132-01))

4.15	Form of Note Purchase Agreement, relating to APX Group, Inc.’s 8.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on October 19, 2015 (File Number: 333-191132-02))

4.16	Indenture, dated as of August 10, 2017, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to APX Group, Inc.’s 7.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on From 8-K of APX Group Holdings, Inc. filed on August 10, 2017 (File Number: 333-191132-02))

Exhibit Number	Description

4.17	Indenture, dated as of May 10, 2019, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to APX Group, Inc.’s 8.5% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 10, 2019 (File Number: 333-191132-02)).

4.18	Indenture, dated as of February 14, 2020, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to APX Group, Inc.’s 6.75% Senior Notes due 2027 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on February 19, 2020 (File Number 333-191132-02)).

4.19	Description of the Securities of Vivint Smart Home, Inc.

10.1	Letter Agreement, dated as of October 18, 2017, among Mosaic Cayman, its officers and directors and Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on October 24, 2017).

10.2	Investment Management Trust Agreement, dated as of October 18, 2017, between Mosaic Cayman and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on October 24, 2017).

10.3	Registration Rights Agreement, dated as of October 18, 2017, among Mosaic Cayman and certain security holders named therein (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on October 24, 2017).

10.4	Private Placement Warrants Purchase Agreement, dated as of September 26, 2017, between Mosaic Cayman and Mosaic Sponsor, LLC (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed on October 24, 2017).

10.5	Private Placement Warrants Purchase Agreement, dated as of September 26, 2017, between Mosaic Cayman and Fortress Mosaic Sponsor, LLC (incorporated by reference to Exhibit 10.5 filed with Mosaic Cayman’s Current Report on Form 8-K filed on October 24, 2017).

10.6	Office Space and Related Services Agreement, dated as of October 18, 2017, between Mosaic Cayman and Mosaic Sponsor, LLC (incorporated by reference to Exhibit 10.6 filed with Mosaic Cayman’s Current Report on Form 8-K filed on October 24, 2017).

10.7	Indemnity Agreement, dated as of October 18, 2017, between Mosaic Cayman and Eugene I. Davis (incorporated by reference to Exhibit 10.7 filed with Mosaic Cayman’s Current Report on Form 8-K filed on October 24, 2017).

10.8	Indemnity Agreement, dated as of October 18, 2017, between Mosaic Cayman and Tyler S. Kolarik (incorporated by reference to Exhibit 10.8 filed with Mosaic Cayman’s Current Report on Form 8-K filed on October 24, 2017).

10.9	Indemnity Agreement, dated as of October 18, 2017, between Mosaic Cayman and David M. Maura (incorporated by reference to Exhibit 10.9 filed with Mosaic Cayman’s Current Report on Form 8-K filed on October 24, 2017).

10.10	Indemnity Agreement, dated as of October 18, 2017, between Mosaic Cayman and Andrew A. McKnight (incorporated by reference to Exhibit 10.10 filed with Mosaic Cayman’s Current Report on Form 8-K filed on October 24, 2017).

10.11	Indemnity Agreement, dated as of October 18, 2017, between Mosaic Cayman and William H. Mitchell (incorporated by reference to Exhibit 10.11 filed with Mosaic Cayman’s Current Report on Form 8-K filed on October 24, 2017).

Exhibit Number	Description

10.12	Indemnity Agreement, dated as of October 18, 2017, between Mosaic Cayman and Joshua A. Pack (incorporated by reference to Exhibit 10.12 filed with Mosaic Cayman’s Current Report on Form 8-K filed on October 24, 2017).

10.13	Services Agreement, dated as of October 18, 2017, among Mosaic Cayman, CFO Bullpen LLC, and solely for purposes of Section 1 and 6, William H. Mitchell (incorporated by reference to Exhibit 10.13 filed with Mosaic Cayman’s Current Report on Form 8-K filed on October 24, 2017).

10.14	Form of Promissory Note, issued to Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with Mosaic Cayman’s Registration Statement on Form S-1/A filed on October 13, 2017).

10.15	Form of Securities Subscription Agreement among Mosaic Cayman, Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with Mosaic Cayman’s Registration Statement on Form S-1/A filed on October 13, 2017).

10.16	Office Space and Related Services Agreement between Mosaic Cayman and Mosaic Sponsor, LLC (incorporated by reference to Exhibit 10.8 filed with Mosaic Cayman’s Registration Statement on Form S-1/A filed on October 13, 2017).

10.17	Form of Forward Purchase Agreement among Mosaic Cayman, Mosaic Sponsor, LLC, Fortress Mosaic Sponsor LLC and the investor listed as the purchaser on the signature page thereof (incorporated by reference to Exhibit 10.9 filed with Mosaic Cayman’s Registration Statement on Form S-1/A filed on October 13, 2017).

10.18	Indemnity Agreement, dated as of May 29, 2018 between Mosaic Cayman and R. Edward Albert III (incorporated by reference to Exhibit 10.1 filed with Mosaic Cayman’s Current Report on Form 8-K filed on June 4, 2018).

10.19	Services Agreement of William H. Mitchell among CFO Bullpen LLC, William H. Mitchell and the Registrant (incorporated by reference to Exhibit 10.13 filed on the Registrant’s Current Report on Form 8-K filed on October 23, 2017).

10.20	Subscription Agreement, dated as of December 18, 2019, by and among Mosaic Acqusition Corp., Fayerweather Fund Eiger, L.P. and Vivint Smart Home (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on December 19, 2019).

10.21	Lockup Agreement, dated as of December 18, 2019, by and among Mosaic Acquisition Corp. and Fayerweather Fund Eiger, L.P. (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on December 19, 2019).

10.22	Subscription and Backstop Agreement, dated as of December 18, 2019, by and among Mosaic Acquisition Corp., the Fortress Subscriber and Vivint Smart Home (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on December 19, 2019).

10.23	Form of Amendment to the Forward Purchase Agreements (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed on December 19, 2019).

10.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K/A filed by the Registrant on January 27, 2020).

10.25	Amended and Restated Credit Agreement, dated as of June 28, 2013, among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

Exhibit Number	Description

10.26	Second Amended and Restated Credit Agreement, dated as of March 6, 2015, among APX Group, Inc., the other guarantors party thereto, Bank of America, N.A., as Administrative Agent and the other lenders and parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on March 11, 2015. (File Number: 333-191132-02))

10.27	Third Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among APX Group, Inc., APX Group Holdings, Inc., the other guarantors party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on August 10, 2017 (File Number: 333-191132-02))

10.28	Security Agreement, dated as of November 16, 2012, among the grantors named therein and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.29	Intercreditor Agreement and Collateral Agency Agreement, dated as of November 16, 2012, among 313 Group Inc., the other grantors named therein, Bank of America, N.A., as Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each Additional Collateral Agent from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.30	Credit Agreement, dated as of September 6, 2018, among APX Group, Inc., APX Group Holdings, Inc., the other guarantors party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on September 6, 2018 (File Number 333-191132-02))

10.31	Security Agreement, dated as of September 6, 2018, among the grantors identified therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.32	Collateral Agent Joinder Agreement No. 1, dated as of September 6, 2018 to the Intercreditor and Collateral Agency Agreement dated as of November 16, 2012, among APX Group, Inc., the grantors party thereto, Bank of America, N.A. as the Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each additional collateral agent from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.33	Amended and Restated Credit Agreement, dated as of February 14, 2020, among APX Group, Inc., Vivint Smart Home, Inc., each lender from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on February 19, 2020 (File Number 333-191132-02)).

10.34	Fourth Amended and Restated Credit Agreement, dated as of February 14, 2020, among APX Group, Inc., Vivint Smart Home, Inc., the other guarantors party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on February 19, 2020 (File Number 333-191132-02)).

Exhibit Number	Description

10.35	Amended and Restated Employment Agreement, dated March 4 2019, between APX Group, Inc. and Alex Dunn (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2018) (File Number 333-191132-02))

10.36	Amended and Restated Employment Agreement, dated March 4, 2019, between APX Group, Inc. and Todd Pedersen (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2018) (File Number 333-191132-02))

10.37	Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Mark Davies (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.38	Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Todd Santiago (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.39	Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Todd Santiago (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.40	Employment Agreement, dated March 8, 2016, by and between APX Group, Inc. and Matthew Eyring (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2016 (File Number 333-191132-02))

10.41	Form of Letter Amendment, dated March 8, 2016, to Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.42	Form of Outside Director Offer Letter (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2015 (File Number: 333-191132-02))

10.43	Form of Retention Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.44	Vivint Group, Inc. Amended and Restated 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.45	Form of Restricted Stock Unit Award Agreement under the Vivint Group, Inc. Amended and Restated 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.46	Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2017 (File Number 333-191132-02))

10.47	Incentive Compensation Plan adopted on March 4, 2019 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2018) (File Number 333-191132-02))

Exhibit Number	Description

10.48	Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex D to the Registrant’s Registration Statement on Form S-4/A filed on November 18, 2019).

10.49	Registration Rights Agreement, dated as of May 10, 2019, by and among APX Group, Inc., the guarantors listed on Schedule I thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 10, 2019).

24	Power of Attorney (included on signature page of this Annual Report).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 13th day of March, 2020.

VIVINT SMART HOME, INC.

/s/ Dale R. Gerard
Name: Dale R. Gerard

Title: Chief Financial Officer

POWERS OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Todd R. Pedersen and Dale R. Gerard, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K (including all pre-effective and post-effective amendments and registration statements filed pursuant to Rule 462 under the Securities Act of 1933), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Todd R. Pedersen Todd R. Pedersen	Chief Executive Officer and Director (Principal Executive Officer and Director)	March 13, 2020

/s/ Dale R. Gerard Dale R. Gerard	Chief Financial Officer (Principal Financial Officer)	March 13, 2020

/s/ Patrick E. Kelliher Patrick E. Kelliher	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2020

/s/ David F. D’Alessandro David F. D’Alessandro	Director	March 13, 2020

/s/ Paul S. Galant Paul S. Galant	Director	March 13, 2020

/s/ David M. Maura David M. Maura	Director	March 13, 2020

/s/ Bruce McEvoy Bruce McEvoy	Director	March 13, 2020

/s/ Jay D. Pauley Jay D. Pauley	Director	March 13, 2020

/s/ Joseph S. Tibbetts, Jr. Joseph S. Tibbetts, Jr.	Director	March 13, 2020

/s/ Peter F. Wallace Peter F. Wallace	Director	March 13, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vivint Smart Home, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vivint Smart Home, Inc. (f/k/a Mosaic Acquisition Corp.) (the ‘‘Company’’) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the ‘‘financial statements’’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
March 13, 2020

VIVINT SMART HOME, INC. (f/k/a Mosaic Acquisition Corp.)

BALANCE SHEETS

	December 31,
	2019	2018
Assets:
Current assets:
Cash	$682,940	$892,518
Prepaid expenses	217,809	112,675

Total current assets	900,749	1,005,193
Cash and investments held in Trust Account	355,032,480	350,437,823

Total assets	$355,933,229	$351,443,016

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$75,108	$8,735
Accrued expenses	61,194	—
Accrued expenses—related parties	48,002	37,530
Franchise tax payable	200,000	5,480
Income tax payable	—	44,449

Total current liabilities	384,304	96,194
Deferred underwriting commissions	6,071,544	12,075,000

Total liabilities	6,455,848	12,171,194
Commitments
Class A common stock, $0.0001 par value; 34,447,737 and 33,427,182 shares subject to possible redemption at December 31, 2019 and 2018, respectively	344,477,370	334,271,820
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 52,263 and 1,072,818 shares issued and outstanding (excluding 34,447,737 and 33,427,182 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	5	107
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	863	863
Additional paid-in capital	—	—
Retained earnings	4,999,143	4,999,032

Total stockholders’ equity	5,000,011	5,000,002

Total Liabilities and Stockholders’ Equity	$355,933,229	$351,443,016

The accompanying notes are an integral part of these financial statements.

VIVINT SMART HOME, INC. (f/k/a Mosaic Acquisition Corp.)

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2019	2018
General and administrative expenses	$1,319,573	$871,091
Franchise tax expense	194,746	5,480

Loss from operations	(1,514,319)	(876,571)
Interest income	7,184,341	6,187,823

Income before income tax expense	5,670,022	5,311,252
Income tax expense	1,467,919	44,450

Net income	$4,202,103	$5,266,802

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000

Basic and diluted net income per share, Class A	$0.14	$0.16

Weighted average shares outstanding of Class F common stock	8,625,000	8,625,000

Basic and diluted net loss per share, Class F	$(0.07)	$(0.01)

The accompanying notes are an integral part of these financial statements.

VIVINT SMART HOME, INC. (f/k/a Mosaic Acquisition Corp.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Class A		Class F		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance—December 31, 2017	1,599,499	160	8,625,000	863	5,215,674	(216,687)	5,000,010
Common stock subject to possible redemption	(526,681)	(53)	—	—	(5,266,757)	—	(5,266,810)
Reclassification of additional paid-in capital to retained earnings	—	—	—	—	51,083	(51,083)	—
Net income	—	—	—	—	—	5,266,802	5,266,802

Balance—December 31, 2018	1,072,818	107	8,625,000	863	—	4,999,032	5,000,002

Common stock subject to possible redemption	(1,020,555)	(102)	—	—	(10,205,448)	—	(10,205,550)
Underwriter fee reduction	—	—	—	—	6,003,456	—	6,003,456
Reclassification of additional paid-in capital to retained earnings	—	—	—	—	4,201,992	(4,201,992)	—
Net income	—	—	—	—	—	4,202,103	4,202,103

Balance—December 31, 2019	52,263	$5	8,625,000	$863	$—	$4,999,143	$5,000,011

The accompanying notes are an integral part of these financial statements.

VIVINT SMART HOME, INC. (f/k/a Mosaic Acquisition Corp.)

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$4,202,103	$5,266,802
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(7,184,341)	(6,187,823)
Changes in operating assets and liabilities:
Prepaid expenses	(105,134)	180,748
Accounts payable	66,373	(85,141)
Accrued expenses	61,194	(5,000)
Accrued expenses—related parties	10,472	(5,385)
Franchise tax payable	194,520	5,480
Income tax payable	(44,449)	44,449

Net cash used in operating activities	(2,799,262)	(785,870)

Cash Flows from Investing Activities
Interest released from Trust Account	2,589,684	750,000

Net cash provided by investing activities	2,589,684	750,000

Net change in cash	(209,578)	(35,870)
Cash—beginning of the year	892,518	928,388

Cash—end of the year	$682,940	$892,518

Supplemental disclosure of noncash transactions:
Change in value of Class A common stock subject to possible redemption	$10,205,550	$5,266,810
Change in deferred underwriting commissions	$6,003,456	$—

Supplemental cash flow disclosure:
Cash paid for income taxes	$1,708,127	$—

The accompanying notes are an integral part of these financial statements.

VIVINT SMART HOME, INC. (f/k/a Mosaic Acquisition Corp.)

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Vivint Smart Home, Inc. (f/k/a Mosaic Acquisition Corp.) (the “Company”) is a blank check company and was incorporated in the Cayman Islands on July 26, 2017. In connection with the Closing (as defined below), the Company changed its name from Mosaic Acquisition Corp. to Vivint Smart Home, Inc. Effective December 21, 2018, the Company changed its jurisdiction of incorporation from Cayman Islands to the State of Delaware (“Domestication”). The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“business combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

All activity from July 26, 2017 (inception) through December 31, 2019 relates to the Company’s formation, completion of the initial public offering (“Initial Public Offering”), entering into forward purchase agreements, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate described below.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“private placement”) of 5,933,334 warrants (the “private placement warrants”), at a price of $1.50 per private placement warrant, with the Company’s SPAC sponsors, Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (each a “SPAC sponsor” and, together, the “SPAC sponsors”), generating gross proceeds of $8.9 million (Note 4).

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

At December 31, 2019, the Company had approximately $683,000 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide its holders of Class A common stock (“public stockholders”) with the opportunity to redeem all or a portion of their Class A common stock upon the completion of a business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other legal reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public stockholders will be entitled to redeem their Class A common stock for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per share) plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay for the Company’s tax obligations. Since inception, the Company has withdrawn approximately $1.5 million for working capital and approximately $1.8 million for taxes obligations. The per-share amount to be distributed to public stockholders who redeem their Class A common stock will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These shares of Class A common stock are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and a majority of the shares voted are voted in favor of the business combination. If a stockholder vote is not required by the law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a business combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Class A common stock irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a business combination, the initial stockholders (as defined below) have agreed to vote their founder shares (as defined in Note 5) and any Class A common stock purchased during or after the Initial Public Offering in favor of a business combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their founder shares and Class A common stock in connection with the completion of a business combination.

In addition, certain institutional and accredited investors (“anchor investors”) have entered into forward purchase agreements with the Company, pursuant to which the anchor investors agreed to purchase an aggregate of 15,789,474 shares of Class A common stock, at a purchase price of $9.50 per share of Class A common stock (for an aggregate amount of approximately $150 million), in a private placement to occur concurrently with the closing of the initial business combination (“forward purchase agreements”). The obligations under the forward purchase agreements do not depend on whether any Class A common stock are redeemed by the public stockholders. In connection with these agreements, if the last reported sale price of the Class A common stock is less than $11.00 (as adjusted for share splits, share combinations and the like) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the first anniversary of the initial business combination, each anchor investor may purchase from the SPAC sponsors, at a price per share of Class A common stock of $0.01, a number of Class A common stock (“contingent call shares”) no greater than (a) the number of forward purchase shares issued and sold to such anchor investor less any forward purchase shares sold by such anchor investor prior to its exercise of the right to purchase such contingent call shares divided by (b) 18 (as adjusted for share splits, share combinations and the like).

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

The Company’s SPAC sponsors, officers and directors (the “initial stockholders”) agreed not to propose an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Class A common stock if the Company does not complete a business combination, unless the Company provides the public stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.

The initial stockholders agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a business combination within the combination period. However, if the initial stockholders should acquire Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such Class A common stock if the Company fails to complete a business combination within the combination period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the combination period and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the Company’s Class A common stock. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only $10.00 per share initially held in the trust account (or less than that in certain circumstances). In order to protect the amounts held in the trust account, the SPAC sponsors have agreed to be liable to the Company, jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the SPAC sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the SPAC sponsors will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Pursuant to the Company’s certificate of incorporation, the Company originally had until 24 months from the closing of the Initial Public Offering (or October 23, 2019) to complete a business combination, or 27 months from the closing of the Initial Public Offering (or January 23, 2020) if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”). On September 15, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was later amended on December 18, 2019 (the “Amendment”), by and among Mosaic, Maiden Merger Sub, Inc., a wholly owned subsidiary of Mosaic (“Merger Sub”), and Vivint Smart Home, Inc. (“Vivint Smart Home”). On January 17, 2020 (the “Closing Date”), the consummation was completed (see Note 10).

On December 20, 2019, the Company convened and then adjourned, without conducting any business, the special meeting of stockholders (the “Special Meeting”) to be held in connection with our previously announced

Merger, until January 14, 2020. On January 14, 2020, the Company reconvened and then adjourned, without conducting any business, the Special Meeting to be held in connection with our previously announced Merger, until January 17, 2020.

Further information regarding the Merger is set forth in the Report on Form 8-K, which was filed with the SEC on January 24, 2020.

If the Company was unable to complete a business combination by the Combination Period, the Company would have to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Class A common stock which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate for the year ended December 31, 2019 and 2018 differ from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

As of December 31, 2019 and 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, an aggregate of 34,447,737 and 33,427,182 Class A common stock subject to possible redemption at redemption value at December 31, 2019 and 2018, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s accompanying balance sheets.

Net Income (Loss) per Share

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common stock, basic and diluted for Class A common stock for the year ended December 31, 2019 and 2018 are calculated by dividing the interest income earned on the Trust Account of approximately $7.2 million and $6.2 million, respectively, net of funds available to be withdrawn from the Trust for working capital and tax payable purposes (subject to an annual limit of $750,000), resulted in a total of approximately $5.1 million and $5.4 million, respectively, by the weighted average number of Class A common stock outstanding for the period. Net loss per common stock, basic and diluted for Class F common stock for the year ended December 31, 2019 and 2018 are calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of Class F common stock outstanding for the period.

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 17,433,334 shares of Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method at December 31, 2019 and 2018.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Note 5. Related Party Transactions

Founder Shares

On October 23, 2017, the Company issued an aggregate of 8,625,000 shares of Class F common stock to the SPAC sponsors (the “founder shares”) in exchange for an aggregate capital contribution of $25,000, with each SPAC sponsor purchasing an equal number of founder shares. The SPAC sponsors agreed to forfeit an aggregate of up to 1,125,000 founder shares to the extent that the over-allotment option is not exercised in full by the underwriters. On October 23, 2017, the underwriters exercised their over-allotment option. As a result, the 1,125,000 founder shares were no longer subject to forfeiture. The founder shares will automatically convert into Class A common stock upon the consummation of a business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment (see Note 7).

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

In connection with the forward purchase shares sold to the anchor investors, the SPAC sponsors will receive (by way of an adjustment to their existing founder shares) an aggregate number of additional founder shares equal to one ninth of the aggregate number of forward purchase shares sold to the anchor investors.

If the last reported sale price of the Class A common stock is less than $11.00 (as adjusted for share splits, share combinations and the like) for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the first anniversary of the Company’s initial business combination, each anchor investor may purchase from the SPAC sponsors, at a price per Class A common stock of $0.01, a number of Class A common stock no greater than (a) the number of forward purchase shares issued and sold to such anchor investor less any forward purchase shares sold by such anchor investor prior to its exercise of the right to purchase such contingent call shares divided by (b) 18 (as adjusted for share splits, share combinations and the like).

In connection with the execution of the Amendment, the Company had also entered into amendments with each of the anchor investor. These amendments provide, among other things, for waivers by the forward purchasers of certain rights of first offer with respect to the investments to be made pursuant to the Additional Forward Purchaser Subscription Agreement and the Fortress Subscription and Backstop Agreement (as defined below).

The forward purchase agreements provided that prior to the initial business combination each anchor investor has the right to designate one individual to be, at its election, either elected as a member of our board of directors or a non-voting observer of our board of directors.

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

Additional Forward Purchaser Subscription

In connection with the execution of the Amendment, we had also entered into an additional subscription agreement (the “Additional Forward Purchaser Subscription Agreement”) with one of the anchor investors. Pursuant to the Additional Forward Purchaser Subscription Agreement, immediately prior to the effective time of the Merger, the Company will sell, and the Forward Purchaser will purchase from us, 5,000,000 shares of Mosaic Class A common stock at $10.00 per share. As consideration for the additional investment, 25% of Mosaic Sponsor LLC’s shares of Mosaic Class F common stock and private placement warrants will be forfeited to Mosaic and Mosaic will issue to the Forward Purchaser an equal number of shares of Mosaic Class A common stock and warrants concurrently with the consummation of the merger.

In connection with the Additional Forward Purchaser Subscription Agreement, we had entered into a lockup agreement with the abovementioned anchor investor, pursuant to which the shares purchased by such anchor investor under the Additional Forward Purchaser Subscription Agreement will be subject to a six-month lockup.

Fortress Subscription and Backstop Agreement

In connection with the execution of the Amendment, we had also entered into a Subscription and Backstop Agreement (the “Fortress Subscription and Backstop Agreement”) with an affiliate of Fortress Investment Group LLC (the “Fortress Subscriber”), pursuant to which the Fortress Subscriber committed to purchase up to $50,000,000 in aggregate purchase price of shares of Mosaic Class A common stock as follows: the Fortress Subscriber (i) intends to purchase up to $50,000,000 in aggregate purchase price of shares of Mosaic Class A common stock in the open market, subject to applicable law, (ii) agreed to backstop redemptions by subscribing for a number of shares of newly-issued shares of Mosaic Class A common stock at a purchase price per share equal to the per-share value of the Mosaic’s Trust Account at the time of any such redemptions (the “Trust Value”) to be issued at the closing of the merger with an aggregate value equal to the lesser of (x) $50,000,000 (less the aggregate purchase price of the shares purchased by it in the open market) and (y) the aggregate value of the number of shares of Mosaic Class A common stock that elect to redeem in the redemption offer (based on the Trust Value), and (iii) agreed to subscribe for up to $50,000,000 (less the aggregate purchase price of the shares purchased by it in the open market and to backstop redemptions) in aggregate purchase price of newly-issued shares of Mosaic Class A common stock at $10.00 per share to be issued at the election of Vivint Smart Home at the closing of the merger. The obligations to consummate the subscriptions contemplated by the Fortress Subscription and Backstop Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the merger agreement. All the shares purchased by the Fortress Subscriber under the Fortress Subscription and Backstop Agreement will also be subject to the restrictions of the Confidentiality and Lockup Agreement, dated September 15, 2019, to which it is party.

Office Space and Related Support Services

Effective October 18, 2017, the Company entered into an agreement with an affiliate of one of the SPAC sponsors a monthly fee of $16,875 for office space and related support services.

On October 18, 2017, the Company agreed to pay a monthly fee of $5,000 for its Chief Financial Officer (“CFO”) commencing on the closing of the Initial Public Offering, plus a deferred cash payment of $330 per hour, less cumulative monthly fees paid, payable upon completion of its initial business combination or liquidation, whichever occurs first. In addition, the Company also agreed to pay its CFO according to the agreement for services performed prior to the closing of the Initial Public Offering. Any deferred cash payment will not be claimed against the trust account. Additionally, the Company will issue Class A common stock to him upon completion of the Company’s initial business combination (“Equity Compensation”). The number of Class A common stock to be issued is determined in accordance with an agreed formula, which is estimated to be 9,652 shares as of December 31, 2019. The Company was not obligated to issue the Equity Compensation if no Business Combination is consummated. The equity compensation fee is an unrecognized contingent liability, as closing of a potential business combination had not yet occurred as of December 31, 2019 and 2018. On January 17, 2020, the Business Combination was consummated, and the Company is obligated to issue 10,069 shares of Class A common stock to the CFO by July 17, 2020.

The Company had incurred $268,000 and $257,000 in expenses during the year ended December 31, 2019 and 2018, respectively, as reflected in the accompanying Statements of Operations for services provided by related parties in connection with these aforementioned agreements with related parties. An aggregate of approximately $48,000 and $37,500 in fees for these services was accrued as of December 31, 2019 and 2018, respectively, as reflected in the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the SPAC sponsors or an affiliate of either SPAC sponsor, or certain of our officers and directors may, but are not obligated to, provide

Working Capital Loans to the Company as may be required. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. There were no Working Capital Loans outstanding as of December 31, 2019 and 2018.

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

In January 2020, the Company negotiated the deferred underwriting discount and paid $6.1 million at Closing.

Note 7. Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2019 and 2018, there were 34,500,000 shares of Class A common stock issued and outstanding, including 34,447,737 and 33,427,182 shares of Class A common stock subject to possible redemption, respectively.

Class F Common Stock—The Company is authorized to issue 20,000,000 founder shares with a par value of $0.0001 per share. Holders of the Company’s founder shares are entitled to one vote for each share on each matter on which they are entitled to vote. The founder shares will automatically convert into Class A common stock on the first business day following the consummation of the initial business combination on a one-for-one basis. As of December 31, 2019 and 2018, there were 8,625,000 founder shares outstanding.

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

Founder shares will automatically convert into Class A common stock on the first business day following the consummation of the initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment. In the case that additional Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial business combination, the ratio at which the founder shares shall convert into Class A common stock will be adjusted (unless the holders of two-thirds of the outstanding founder shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the sum of the total number of all common stock outstanding upon the completion of the Initial Public Offering plus all Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and excluding forward purchase shares sold to the anchor investors. The conversion ratio of the founder shares into Class A common stock will be further adjusted in connection with the forward purchase shares sold to the anchor investors such that the SPAC sponsors will receive upon the closing of our initial business combination an aggregate number of additional Class A common stock equal to one ninth of the aggregate number of forward purchase shares sold to the anchor investors.

Preferred stock—The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share. At December 31, 2019 and 2018, there are no preferred stock issued or outstanding.

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account at December 31, 2019	$355,032,480	$—	$—

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account at December 31, 2018	$350,437,823	$—	$—

None of the balance in the Trust Account was held in cash as of December 31, 2019 and 2018.

Note 9. Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax asset
Net operating loss carryforward	$—	$—
Startup/Organizational Costs	286,152	8,937

Total deferred tax assets	286,152	8,937
Valuation Allowance	(286,152)	(8,937)

Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	For the years ended December 31,
	2019	2018
Current
Federal	$1,467,919	$44,450
State	—	—
Deferred
Federal	—	—
State	—	—

Income tax provision expense	$1,467,919	$44,450

At December 31, 2019 and 2018, the Company had gross deferred tax assets of approximately $286,000 and $9,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2019 and 2018.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the years ended December 31,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Valuation allowance	4.9%	5.3%

Income tax provision expense	25.9%	26.3%

The Company’s major tax jurisdiction is the United States. All of the Company’s tax years will remain open three years for examination by the Federal authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Note 10. Merger Agreement

Pursuant to the terms of the amended Merger Agreement, a business combination between Mosaic and Vivint Smart Home was effected through the merger of Merger Sub with and into Vivint Smart Home, with Vivint Smart Home surviving as the surviving company (the “Merger”). The Amendment amended the Merger Agreement to, among other things, (i) reduce the exchange ratio and VGI exchange ratio from 209.6849221312 and 0.2076986176 to 84.5320916792 and 0.0864152412, respectively, to reflect a reduced transaction enterprise valuation of $4.1 billion, (ii) provide for an additional 12.5 million of Class A common shares to be issued to Vivint Smart Home’s holders upon achievement of a $17.50 earnout threshold, (iii) provide for the additional investment by a forward purchaser and the additional investment by an affiliate of Fortress Investment Group LLC (each as described under “Additional Forward Purchaser Subscription” and “Fortress Subscription and Backstop Agreement”, respectively), (iv) decrease the termination fee to $32.4 million and (v) agree to adjourn the special meeting to approve the merger to January 14, 2020. On January 14, 2020, the Company reconvened and then adjourned, without conducting any business, the Special Meeting to be held in connection with our previously announced Merger, until January 17, 2020.

Pursuant to the terms of the Merger Agreement, Mosaic was required to use reasonable best efforts to cause the Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement (the “Transactions”) to be listed on the New York Stock Exchange (“NYSE”) prior to the closing of the Merger (the “Closing”). Certain investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and certain investment funds affiliated with The Blackstone Group Inc. (such investment funds, collectively, “Blackstone”) have agreed to purchase, respectively, 12,500,000 and 10,000,000 newly-issued shares of Common Stock (such purchases, the “Fortress Subscription” and the “Blackstone Subscription”, respectively, and together, the “Subscriptions”) concurrently with the completion of the Merger.

Earnout

Following the Closing, holders of Vivint common stock and holders of Rollover Restricted Stock (as defined in the Merger Agreement) and outstanding Rollover Equity Awards (as defined in the Merger Agreement) will have the contingent right to receive, in the aggregate, up to 37,500,000 shares of Common Stock if, from the Closing until the fifth anniversary thereof, the dollar volume-weighted average price of Common Stock exceeds certain thresholds. The first issuance of 12,500,000 earnout shares will occur if the volume-weighted average price of Common Stock exceeds $12.50 for any 20 trading days within any 30 trading day period (the “First Earnout”). The second issuance of 12,500,000 earnout shares will occur if the volume weighted average price of Common Stock exceeds $15.00 for any 20 trading days within any 30 day trading period (the “Second Earnout”). The third issuance of 12,500,000 earnout shares will occur if the volume weighted average price of Common Stock exceeds $17.50 for any 20 trading days within any 30 trading day period (the “Third Earnout”) (as further described in the Merger Agreement).

Sponsor Agreement

In connection with the execution of the Merger Agreement, the SPAC sponsors and Eugene I. Davis (together with the SPAC sponsors, the “Sponsor Agreement Parties”) entered into an amendment to the existing SPAC sponsor agreement (as amended, the “Sponsor Agreement”) with Mosaic and Vivint Smart Home pursuant to which the Sponsor Agreement Parties have agreed to vote all shares of Common Stock beneficially owned by such persons in favor of each of the proposals at the Mosaic special stockholder meeting, to use their reasonable best efforts to take all actions reasonably necessary to consummate the Merger and the other transactions contemplated by the Merger Agreement and to not take any action that would reasonable be expected to materially delay or prevent the satisfaction of the conditions to the Merger set forth in the Merger Agreement.

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

Stockholders Agreement

In connection with the execution of the Merger Agreement, Mosaic entered into a stockholders agreement (the “Stockholders Agreement”) with the SPAC sponsors, Blackstone and certain other parties thereto (collectively, the “Stockholder Parties”). The Stockholders Agreement will become effective upon the consummation of the Merger. Pursuant to the terms of the Stockholders Agreement, Blackstone will have the right to designate nominees for election to Mosaic’s board of directors following the Closing at any meeting of its stockholders (each, a “Blackstone Director”). The number of nominees that Blackstone will be entitled to nominate pursuant to the Stockholders Agreement is dependent on Blackstone’s beneficial ownership of Common Stock. For so long as Blackstone and their affiliates own (i) 50% or more of the Common Stock, Blackstone will be entitled to designate a majority of Mosaic’s directors, (ii) 40% to 50% of the Common Stock, Blackstone will be entitled to designate 40% of Mosaic’s directors, (iii) 30% (but less than 40%) of the Common Stock, Blackstone will be entitled to designate 30% of Mosaic’s directors, (iv) 20% (but less than 30%) of the Common Stock, Blackstone will be entitled to designate 20% of Mosaic’s directors and (v) 5% (but less than 20%) of the Common Stock, Blackstone will be entitled to designate 10% of Mosaic’s directors.

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

Note 11. Subsequent Events

Transaction between Legacy Vivint Smart Home and Vivint Smart Home

On January 17, 2020 (the “Closing Date”), the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated September 15, 2019, by and among the Company, Maiden Merger Sub, Inc., its subsidiary (“Merger Sub”), and Legacy Vivint Smart Home, Inc. (f/k/a Vivint Smart Home, Inc.) (“Legacy Vivint Smart Home”), as amended by Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment” and as amended, the “Merger Agreement”), dated as of December 18, 2019, by and among the Company, Maiden Sub and Legacy Vivint Smart Home.

Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Vivint Smart Home was effected through the merger of Merger Sub with and into Legacy Vivint Smart Home, with Legacy Vivint Smart Home surviving as the surviving company (the “Merger”). At the effective time of the Merger (the “Effective Time”), each stockholder of Legacy Vivint Smart Home received 84.5320916792 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), for each share of Legacy Vivint Smart Home common stock, par value $0.01 per share, that such stockholder owned.

Pursuant in each case to a Subscription Agreement entered into in connection with the Merger Agreement, certain investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and certain investment funds affiliated with The Blackstone Group Inc. (“Blackstone”) purchased, respectively, 12,500,000 and 10,000,000 newly-issued shares of Common Stock (such purchases, the “Fortress PIPE” and the “Blackstone PIPE,” respectively, and together, the “PIPE”) concurrently with the completion of the Merger (the “Closing”) on the Closing Date for an aggregate purchase price of $125,000,000 and $100,000,000, respectively. The founder shares automatically converted into Common Stock at Closing, on a one-for-one basis, subject to adjustment. The private placement warrants will expire five years after the Closing or earlier upon redemption or liquidation.

In connection with the execution of the Amendment, the Company entered into a Subscription and Backstop Agreement (the “Fortress Subscription and Backstop Agreement”) with Fortress, pursuant to which Fortress committed to (i) purchase $50,000,000 in aggregate purchase price of shares of the Company’s Common Stock in the open market, subject to applicable law, (ii) backstop redemptions by subscribing for a number of shares of newly-issued shares of the Company’s Common Stock at a purchase price per share equal to the per-share value of our trust account at the time of any such redemptions and (iii) subscribe for up to $50,000,000 (less the aggregate purchase price of the shares purchased by it in the open market and to backstop redemptions) in aggregate purchase price of newly-issued shares of the Company’s Common Stock at a purchase price of $10.00 per share to be issued at the Company’s election at the Closing. On the Closing Date, pursuant to the Fortress Subscription and Backstop Agreement, Fortress purchased 2,698,753 shares of Common Stock for an aggregate of $27.8 million. In connection with the Closing, 31,074,592 shares of Common Stock were redeemed at a per price share of approximately $10.29.

In addition, the Company entered into an additional subscription agreement (the “Additional Forward Purchaser Subscription Agreement”) with one of the forward purchasers (the “Forward Purchaser”). Pursuant to the Additional Forward Purchaser Subscription Agreement, immediately prior to the Effective Time, the Forward Purchaser purchased from us 5,000,000 shares of Common Stock at a purchase price of $10.00 per share. As consideration for the additional investment, 25% of Mosaic Sponsor LLC’s founder shares and private placement warrants were forfeited to the Company and the Company issued to the Forward Purchaser an equal number of shares of Common Stock and warrants concurrently with the Closing.

At the Closing, certain investors (including an affiliate of Fortress) received an aggregate of 15,789,474 shares of Common Stock at a purchase price of $9.50 per share (the “IPO Forward Purchaser Investment”) pursuant to the terms of the forward purchase agreements the Company entered into in connection with the Company’s initial public offering.

In addition, in connection with the Closing, all of the 8,625,000 outstanding shares of the Founder Shares were converted into shares of Common Stock on a one-for-one basis, subject to adjustment. Pursuant to the terms of a sponsor agreement (the “Sponsor Agreement”) entered into by the Company, Legacy Vivint Smart Home, the SPAC sponsors and one of the Company’s independent directors, the private placement warrants remain unvested and are subject to certain time and performance-based vesting provisions described therein.

In connection with the Closing, actual underwriter payments were $6.1 million.

In connection with the Closing, the Company changed its name from Mosaic Acquisition Corp. to Vivint Smart Home, Inc.

Subsequent to the Closing, the issuance of 12,500,000 earnout shares occurred in February 2020 after attainment of the First Earnout and the issuance of 12,500,000 earnout shares occurred in March 2020 after attainment of the Second Earnout.

Refinancing Transactions

On February 14, 2020, APX completed its offering of $600.0 million aggregate principal amount of 6.75% senior secured notes due 2027 (the “2027 Notes”) in a private placement.

Concurrently with the 2027 Notes offering, APX amended and restated the credit agreements governing our existing revolving credit facility and existing term loan credit facility (the “Concurrent Refinancing Transactions”). In connection therewith, APX, among other things, (i) extended the maturity date with respect to certain commitments under the revolving credit facility and increased the aggregate commitments in respect of the revolving credit facility to $350.0 million and (ii) extended the maturity date with respect to the loans outstanding under the term loan facility and increased the aggregate principal amount of term loans term loans outstanding under the term loan credit facility to $950.0 million.

APX used the net proceeds from the 2027 Notes offering and Concurrent Refinancing Transactions, together with the proceeds from the Merger, to (i) redeem all of APX’s outstanding 8.750% Senior Notes due 2020 (the “2020 Notes Redemption”), (ii) redeem all of APX’s outstanding 8.875% Senior Secured Notes due 2022 (the “2022 Private Placement Notes Redemption”), (iii) refinance in full the existing borrowings under APX’s existing term loan facility and revolving credit facility, (iv) redeem $223.0 million aggregate principal amount of APX’s outstanding 7.875% Senior Secured Notes due 2022 (the “Existing 7.875% Notes Redemption” and, together with the 2020 Notes Redemption and the 2022 Private Placement Notes Redemption, the “Redemptions”) and (v) pay the related accrued interest, fees and expenses related thereto. APX irrevocably deposited funds with the applicable trustee and/or paying agent to effect the Redemptions and to satisfy and discharge all of APX’s remaining obligations under the indenture governing APX’s 8.750% Senior Notes due 2020 and the note purchase agreement governing APX’s 8.875% Senior Secured Notes due 2022. Vivint intends to use any remaining net proceeds for general corporate purposes, which may include repayment of additional indebtedness.