Form 10-Q
period 2020-06-30
Vivint Smart Home, Inc.
filed 2020-08-06
CIK 1713952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2020, there were 185,771,352 shares of Class A common stock outstanding.

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
•references to the “Merger” or the “Business Combination” are to the merger, which closed on January 17, 2020, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 15, 2019, by and among Legacy Vivint Smart Home, Inc. (“Legacy Vivint Smart Home”), Vivint Smart Home, Inc. (f/k/a Mosaic Acquisition Corp.) (the “Company”) and Maiden Merger Sub, Inc., a wholly owned subsidiary of Vivint Smart Home, Inc. (“Merger Sub”), as amended by Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment” and as amended, the “Merger Agreement”), dated as of December 18, 2019, by and among the Company, Merger Sub and Legacy Vivint Smart Home pursuant to which Merger Sub merged with and into Legacy Vivint Smart Home with Legacy Vivint Smart Home surviving the merger as a wholly owned subsidiary of Vivint Smart Home; and
•the terms “subscriber” and “customer” are used interchangeably.

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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of this Quarterly Report, the Company’s Annual Report on Form 10-K for our fiscal year 2019 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov. The risks described herein or in the “Risk Factors” sections referenced above are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.vivint.com), our company blogs (vivint.com/resources, innovation.vivint.com), corporate Twitter and Instagram accounts (@VivintHome), our corporate Facebook account (VivintHome), and our corporate LinkedIn account as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.investors.vivint.com. The contents of our website and social media channels are not, however, a part of this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$248,950	$4,549
Accounts and notes receivable, net	70,879	64,216
Inventories	82,570	64,622
Prepaid expenses and other current assets	16,007	18,063
Total current assets	418,406	151,450

Property, plant and equipment, net	53,518	61,088
Capitalized contract costs, net	1,237,418	1,215,249
Deferred financing costs, net	1,867	1,123
Intangible assets, net	142,768	177,811
Goodwill	835,227	836,540
Operating lease right-of-use assets	61,496	65,320
Long-term notes receivables and other assets, net	79,248	95,827
Total assets	$2,829,948	$2,604,408
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$90,708	$86,554
Accrued payroll and commissions	75,349	72,642
Accrued expenses and other current liabilities	178,196	139,389
Deferred revenue	265,283	234,612
Current portion of notes payable, net	9,500	461,420
Current portion of operating lease liabilities	12,099	11,640
Current portion of finance lease liabilities	5,241	7,708
Total current liabilities	636,376	1,013,965

Notes payable, net	2,403,831	2,471,659
Notes payable, net - related party	415,271	103,634
Revolving credit facility	105,200	245,000
Finance lease liabilities, net of current portion	3,928	5,474
Deferred revenue, net of current portion	501,743	405,786
Operating lease liabilities	58,830	63,477
Other long-term obligations	108,684	80,540
Deferred income tax liabilities	959	2,231
Total liabilities	4,234,822	4,391,766
Commitments and contingencies (See Note 12)
Stockholders’ deficit:
Class A Common stock, $0.0001 par value, 3,000,000,000 shares authorized; 184,349,606 and 94,937,597 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	18	9
Preferred stock, $0.0001 par value, 3,000,000 shares authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,349,158	740,121
Accumulated deficit	(2,725,173)	(2,500,022)
Accumulated other comprehensive loss	(28,877)	(27,466)
Total stockholders’ deficit	(1,404,874)	(1,787,358)
Total liabilities and stockholders’ deficit	$2,829,948	$2,604,408

See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Recurring and other revenue	$306,002	$281,053	$609,234	$557,302
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	82,011	92,013	165,351	175,089
Selling expenses (exclusive of amortization of deferred commissions of $48,048; $44,756; $95,735 and $88,542, respectively, which are included in depreciation and amortization shown separately below)	64,733	57,926	118,960	101,517
General and administrative expenses	59,383	47,439	112,401	93,778
Depreciation and amortization	140,175	134,504	279,424	265,725
Restructuring expenses	—	—	20,941	—
Total costs and expenses	346,302	331,882	697,077	636,109
Loss from operations	(40,300)	(50,829)	(87,843)	(78,807)
Other expenses (income):
Interest expense	54,515	65,817	119,808	129,565
Interest income	(32)	—	(261)	(23)
Other (income) expense, net	(8,638)	(198)	17,667	(2,444)
Loss before income taxes	(86,145)	(116,448)	(225,057)	(205,905)
Income tax expense (benefit)	882	(552)	94	(853)
Net loss	$(87,027)	$(115,896)	$(225,151)	$(205,052)
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.49)	$(1.22)	$(1.37)	$(2.17)
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic and diluted	178,411,004	94,709,836	164,782,782	94,703,099
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(87,027)	$(115,896)	$(225,151)	$(205,052)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	1,018	504	(1,411)	1,074
Total other comprehensive income (loss)	1,018	504	(1,411)	1,074
Comprehensive loss	$(86,009)	$(115,392)	$(226,562)	$(203,978)
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except shares)

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, beginning of period	—	$—	177,711,910	$18	$1,228,709	$(2,638,146)	$(29,895)	$(1,439,314)
Recapitalization transaction	—	—	—	—	(343)	—	—	(343)
Issuance of earnout shares	—	—	174,027	—	—	—	—	—
Tax withholdings related to net share settlement of equity awards	—	—	(32,952)	—	(599)	—	—	(599)
Warrants exercised	—	—	6,490,829	—	74,644	—	—	74,644
Issuance of common stock upon exercise or vesting of equity awards	—	—	5,792	—	—	—	—	—
Net Loss	—	—	—	—	—	(87,027)	—	(87,027)
Foreign currency translation adjustment	—	—	—	—	—	—	1,018	1,018
Stock-based compensation	—	—	—	—	46,747	—	—	46,747
Balance, end of period	—	$—	184,349,606	$18	$1,349,158	$(2,725,173)	$(28,877)	$(1,404,874)

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, beginning of period as originally reported	79,791	$1	1,006,290	$10	$736,823	$(2,193,253)	$(28,267)	$(1,484,686)
Retroactive application of recapitalization	(79,791)	(1)	93,690,052	(1)	2	—	—	—
Adjusted balance, beginning of period	—	—	94,696,342	9	736,825	(2,193,253)	(28,267)	(1,484,686)
Issuance of common stock upon exercise or vesting of equity awards	—	—	41,838	—	—	—	—
Net Loss	—	—	—	—	—	(115,896)	—	(115,896)
Foreign currency translation adjustment	—	—	—	—	—	—	504	504
Stock-based compensation	—	—	—	—	977	—	—	977
Balance, end of period	—	$—	94,738,180	$9	$737,802	$(2,309,149)	$(27,763)	$(1,599,101)

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, beginning of period as originally reported	79,791	$1	1,009,144	$10	$740,119	$(2,500,022)	$(27,466)	$(1,787,358)
Retroactive application of recapitalization	(79,791)	(1)	93,928,453	(1)	2	—	—	—
Adjusted balance, beginning of period	—	—	94,937,597	9	740,121	(2,500,022)	(27,466)	(1,787,358)
Recapitalization transaction	—	—	59,793,021	6	461,270	—	—	461,276
Issuance of earnout shares	—	—	23,370,241	3	(3)	—	—	—
Tax withholdings related to net share settlement of equity awards	—	—	(85,933)	—	(1,797)	—	—	(1,797)
Forfeited shares	—	—	(161,941)	—	—	—	—	—
Warrants exercised	—	—	6,490,829	—	74,644	—	—	74,644
Issuance of common stock upon exercise or vesting of equity awards	—	—	5,792	—	—	—	—	—
Net Loss	—	—	—	—	—	(225,151)	—	(225,151)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,411)	(1,411)
Stock-based compensation	—	—	—	—	63,817	—	—	63,817
Restructuring expenses	—	—	—	—	11,106	—	—	11,106
Balance, end of period	—	$—	184,349,606	$18	$1,349,158	$(2,725,173)	$(28,877)	$(1,404,874)

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, beginning of period as originally reported	79,791	$1	1,006,290	$10	$735,966	$(2,104,181)	$(28,837)	$(1,397,041)
Retroactive application of recapitalization	(79,791)	(1)	93,690,052	(1)	2	—	—	—
Adjusted balance, beginning of period	—	—	94,696,342	9	735,968	(2,104,181)	(28,837)	(1,397,041)
Issuance of common stock upon exercise or vesting of equity awards	—	—	41,838	—	—	—	—	—
Net Loss	—	—	—	—	—	(205,052)	—	(205,052)
Foreign currency translation adjustment	—	—	—	—	—	—	1,074	1,074
Stock-based compensation	—	—	—	—	1,834	—	—	1,834
ASU 2016-02 adoption	—	—	—	—	—	84	—	84
Balance, end of period	—	$—	94,738,180	$9	$737,802	$(2,309,149)	$(27,763)	$(1,599,101)

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(225,151)	$(205,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	233,788	212,276
Amortization of customer relationships	32,911	37,255
Depreciation and amortization of property, plant and equipment and other intangible assets	12,725	16,194
Amortization of deferred financing costs and bond premiums and discounts	2,009	2,339
Gain on fair value changes of equity securities	—	(2,254)
Loss on sale or disposal of assets	558	441
Loss on early extinguishment of debt	12,710	806
Stock-based compensation	63,817	1,834
Provision for doubtful accounts and expected credit losses	13,138	11,636
Deferred income taxes	(1,165)	(452)
Non-cash restructuring expenses	11,106	—
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(16,928)	(29,845)
Inventories	(18,067)	(88,674)
Prepaid expenses and other current assets	(4,117)	(5,534)
Capitalized contract costs, net	(259,271)	(264,554)
Long-term notes receivables, other assets, net	15,556	(5,422)
Right-of-use assets	3,813	3,485
Accounts payable	7,256	66,534
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	68,736	30,185
Current and long-term operating lease liabilities	(4,176)	(3,907)
Deferred revenue	128,248	91,719
Net cash provided by (used in) operating activities	77,496	(130,990)
Cash flows from investing activities:
Capital expenditures	(5,936)	(4,653)
Proceeds associated with disposal of capital assets	1,389	19
Acquisition of intangible assets	(1,119)	(668)
Proceeds from sales of equity securities	—	5,430
Net cash (used in) provided by investing activities	(5,666)	128
Cash flows from financing activities:
Proceeds from notes payable	1,241,000	225,000
Proceeds from notes payable - related party	309,000	—
Repayment of notes payable	(1,574,749)	(229,050)
Repayment of notes payable - related party	(174,800)	—
Borrowings from revolving credit facility	359,200	160,000
Repayments on revolving credit facility	(499,000)	(26,000)
Proceeds from warrant exercises	74,645	—
Proceeds from Mosaic recapitalization	464,953	—
Repayments of finance lease obligations	(4,350)	(4,263)
Financing costs	(10,977)	—
Deferred financing costs	(12,346)	(4,036)
Payment of offering costs	—	(441)
Net cash provided by financing activities	172,576	121,210
Effect of exchange rate changes on cash	(5)	12
Net increase (decrease) in cash and cash equivalents	244,401	(9,640)
Cash and cash equivalents:
Beginning of period	4,549	12,773
End of period	$248,950	$3,133
Supplemental non-cash investing and financing activities:
Finance lease additions	$758	$1,567
Intangible asset acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$845	$2,186
Capital expenditures included within accounts payable	$840	$1,853
Debt and equity financing costs included within accounts payable	$2,365	$920
Tax withholding related to issuance of shares	$1,797	$—
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company without audit. The accompanying consolidated financial statements include the accounts of Vivint Smart Home, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2019 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers of up to $4,000. The annual percentage rates on these loans range between 0% and 9.99%, and are either installment or revolving loans with a 42 or 60 month term. Most loan terms are determined based on the customer's credit quality.
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
When the Company determines that there are RIC receivables that have become uncollectible, it records an adjustment to the allowance and reduces the related note receivable balance. On a regular basis, the Company also assesses the expected remaining cash flows based on historical RIC write-off trends, current market conditions and both Company and third-party forecast data. In accordance with Topic 326 (see Recently Adopted Accounting Standards below), if the Company determines there is a change in expected remaining cash flows, the total amount of this change for all RICs is recorded in the current period to the provision for credit losses, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The Company recorded a $1.5 million provision for credit losses during the six months ended June 30, 2020, primarily associated with the expected impact of COVID-19. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services, amounts due from third-party financing providers and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. Accounts receivable totaled $27.0 million and $20.5 million at June 30, 2020 and December 31, 2019, respectively, net of the allowance for doubtful accounts of $8.4 million and $8.1 million at June 30, 2020 and December 31, 2019, respectively. In accordance with Topic 326, the Company estimates this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $5.1 million and $5.7 million for the three months ended June 30, 2020 and 2019, respectively and $13.1 million and $11.6 million for the six months ended June 30, 2020 and 2019, respectively.
The changes in the Company’s allowance for accounts receivable were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$8,471	$5,808	$8,118	$5,594
Provision for doubtful accounts (1)	5,055	5,718	13,138	11,636
Write-offs and adjustments	(5,097)	(4,889)	(12,827)	(10,593)
Balance at end of period	$8,429	$6,637	$8,429	$6,637
(1) The provision for the six months ended June 30, 2020 includes a $1.1 million provision for the expected impact of COVID-19 in accordance with Topic 326.
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
The majority of the Company’s subscription contracts are between three and five years in length and are generally non-cancelable. These contracts with customers generally convert into month-to-month agreements at the end of the initial term, and some customer contracts are month-to-month from inception. Payment for recurring monitoring and other Smart Home Services is generally due in advance on a monthly basis.
Sales of Products and other one-time fees such as service or installation fees are invoiced to the customer at the time of sale. Revenues for the wireless internet service that were provided by the Company's former wireless internet business (“Wireless”) and any Products or Services that are considered separate performance obligations are recognized when those Products or Services are delivered. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Payments received or amounts billed in advance of revenue recognition are reported as deferred revenue.
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
During the three and six months ended June 30, 2020 and 2019, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of capitalized contract costs	$117,645	$107,245	$233,786	$212,275
Amortization of definite-lived intangibles	17,368	20,194	34,810	40,466
Depreciation of property, plant and equipment	5,162	7,065	10,828	12,984
Total depreciation and amortization	$140,175	$134,504	$279,424	$265,725
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
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 3 “Long-Term Debt.” Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at June 30, 2020 and December 31, 2019 were $1.9 million and $1.1 million, net of accumulated amortization of $10.8 million and $10.6 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at June 30, 2020 and December 31, 2019 were $30.8 million and $27.0 million, net of accumulated amortization of $67.3 million and $63.5 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $2.0 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively and $4.0 million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively (See Note 3 “Long-Term Debt” for additional detail).
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
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $4.0 million and $4.5 million at June 30, 2020 and December 31, 2019, respectively, and the amount included in other long-term obligations was $22.8 million and $22.1 million at June 30, 2020 and December 31, 2019, respectively.
Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 11 “Stock-Based Compensation and Equity” for additional details).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $14.0 million and $17.3 million for the three months ended June 30, 2020 and 2019, respectively and $26.8 million and $30.0 million for the six months ended June 30, 2020 and 2019, respectively.
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
Concentrations of Supply Risk
As of June 30, 2020, approximately 90% of the Company’s installed panels were SkyControl panels and approximately 10% were 2GIG Go!Control panels. During 2018 the Company transitioned to a new panel supplier. The loss of the Company's panel supplier could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2020 and 2019.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of June 30, 2020 consisted of one reporting unit. As of June 30, 2020, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Translation (gain) loss	$(2,764)	$(1,155)	$3,519	$(2,855)
Letters of Credit
As of each June 30, 2020 and December 31, 2019, the Company had $15.6 million and $11.1 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
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
During the six months ended June 30, 2020 and 2019, the Company recognized revenues of $143.2 million and $135.1 million, respectively, that were included in the deferred revenue balance as of December 31, 2019 and 2018, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2020, approximately $2.7 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 61% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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

3. Long-Term Debt
The Company’s debt at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Senior Secured Revolving Credit Facilities	$105,200	$—	$—	$105,200
7.875% Senior Secured Notes Due 2022	677,000	9,793	(5,923)	680,870
7.625% Senior Notes Due 2023	400,000	—	(2,661)	397,339
8.500% Senior Secured Notes Due 2024	225,000	—	(3,980)	221,020
6.750% Senior Secured Notes Due 2027	600,000	—	(6,239)	593,761
Senior Secured Term Loan - noncurrent	938,125	—	(12,013)	926,112
Total Long-Term Debt	2,945,325	9,793	(30,816)	2,924,302
Senior Secured Term Loan - current	9,500	—	—	9,500
Total Debt	$2,954,825	$9,793	$(30,816)	$2,933,802

	December 31, 2019
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
Senior Secured Revolving Credit Facility	$245,000	$—	$—	$245,000
8.875% Senior Secured Notes due 2022	270,000	(1,645)	(451)	267,904
7.875% Senior Secured Notes due 2022	900,000	15,480	(9,532)	905,948
7.625% Senior Notes Due 2023	400,000	—	(3,081)	396,919
8.500% Senior Secured Notes Due 2024	225,000	—	(4,431)	220,569
Senior Secured Term Loan - noncurrent	791,775	—	(7,822)	783,953
Total Long-Term Debt	2,831,775	13,835	(25,317)	2,820,293
Current Debt:
Senior Secured Term Loan - current (2)	8,100	—	—	8,100
8.750% Senior Notes due 2020	454,299	$742	$(1,721)	$453,320
Total Current Debt	462,399	742	(1,721)	461,420
Total Debt	$3,294,174	$14,577	$(27,038)	$3,281,713

(1)Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019 were $1.9 million and $1.1 million, respectively.
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

Notes Payable
2022 Notes
As of June 30, 2020, APX had $677.0 million outstanding aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes”). The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2024 notes (as defined below), the 2027 notes (as defined below), the revolving credit facilities and the Term Loan, in each case, subject to certain exceptions and permitted liens.
2023 Notes
As of June 30, 2020, APX had $400.0 million outstanding aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes”) with a maturity date of September 1, 2023.
2024 Notes
As of June 30, 2020, APX had $225.0 million outstanding aggregate principal amount of 8.50% senior secured notes due 2024 (the “2024 notes” and, together with the 2022 notes and the 2027 notes, the “existing senior secured notes”). The 2024 notes will mature on November 1, 2024, unless, under “Springing Maturity” provisions, on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the indenture for the 2023 notes, in which case the 2024 Notes will mature on June 1, 2023. The 2024 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facilities and the Term Loan, in all each case, subject to certain exceptions and permitted liens.
2027 Notes
As of June 30, 2020, APX had $600.0 million outstanding aggregate principal amount of 6.75% senior secured notes due 2027 (the “2027 notes” and, together with the 2022 notes, the 2023 notes and the 2024 notes the “Notes”). The 2027 notes will mature on February 15, 2027, unless, under “Springing Maturity” provisions on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2023 notes, in which case the 2027 Notes will mature on June 1, 2023. The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facility and the Term Loan, in each case, subject to certain exceptions and permitted liens.
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
Term Loan
As of June 30, 2020, APX had outstanding term loans in an aggregate principal amount of $947.6 million (the “Term Loan”) under its amended and restated credit agreement. APX is required to make quarterly amortization payments under the Term Loan in an amount equal to 0.25% of the aggregate principal amount of the Term Loan outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loan will be due and payable in full on December 31, 2025, unless, pursuant to a “Springing Maturity” provision on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been repaid or redeemed, in which case the Term Loan will mature on June 1, 2023.

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

	Original premium extinguished	Previously deferred financing costs extinguished	New financing costs	Total other expense and loss on extinguishment	Previously deferred financing costs rolled over	New deferred financing costs	Total deferred financing costs remaining after issuance
Six months ended June 30, 2020
2027 Notes issuance - February 2020	$(2,749)	$4,033	$6,146	$7,430	$205	$6,346	$6,551
Term Loan issuance - February 2020	—	235	5,045	5,280	6,973	5,461	12,434
Total	$(2,749)	$4,268	$11,191	$12,710	$7,178	$11,807	$18,985

Deferred financing costs are amortized to interest expense over the life of the issued debt. The Company had no debt issuances or related modification or extinguishment costs during the three months ended June 30, 2020.
The following table presents deferred financing activity for the six months ended June 30, 2020 and 2019 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2019	Additions	Early Extinguishment	Amortized	Balance June 30, 2020
Revolving Credit Facility	$1,123	$1,027	$—	$(283)	$1,867
2020 Notes	1,721	—	(1,565)	(156)	—
2022 Private Placement Notes	451	(205)	(221)	(25)	—
2022 Notes	9,532	—	(2,247)	(1,362)	5,923
2023 Notes	3,081	—	—	(420)	2,661
2024 Notes	4,431	—	—	(451)	3,980
2027 Notes	—	6,551	—	(312)	6,239
Term Loan	7,822	5,461	(235)	(1,035)	12,013
Total Deferred Financing Costs	$28,161	$12,834	$(4,268)	$(4,044)	$32,683

	Unamortized Deferred Financing Costs
	Balance December 31, 2018	Additions	Early Extinguishment	Amortized	Balance June 30, 2019
Revolving Credit Facility	$2,058	$—	$—	$(486)	$1,572
2020 Notes	5,380	—	(1,395)	(1,326)	2,659
2022 Private Placement Notes	602	—	—	(75)	527
2022 Notes	12,799	—	—	(1,634)	11,165
2023 Notes	3,922	—	—	(420)	3,502
2024 Notes	—	4,956	—	(75)	4,881
Term Loan	9,662	—	—	(920)	8,742
Total Deferred Financing Costs	$34,423	$4,956	$(1,395)	$(4,936)	$33,048

        Revolving Credit Facility
During the six months ended June 30, 2020, APX amended and restated the credit agreement governing its existing senior secured revolving credit facility to provide for, among other things, (1) an increase in the aggregate commitments previously available to it to $350.0 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.

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
As of June 30, 2020 and December 31, 2019 there was $105.2 million and $245.0 million, respectively of outstanding borrowings under the revolving credit facility. As of June 30, 2020 the Company had $229.2 million of availability under the revolving credit facility (after giving effect to $15.6 million of letters of credit outstanding and $105.2 million of borrowings).

        Guarantees
All of the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the Term Loan and the debt agreements governing the Notes are guaranteed by APX Group Holdings, Inc. and each of APX Group's existing and future material wholly-owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications). However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the revolving credit facility, the credit agreement governing the Term Loan or the Company's other indebtedness. All of the obligations under the Notes are also guarantedd by Vivint Smart Home, Inc.

4. Retail Installment Contract Receivables
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term notes receivables and other assets, net in the unaudited condensed consolidated unaudited balance sheets.
The following table summarizes the RIC receivables (in thousands):

	June 30, 2020	December 31, 2019
RIC receivables, gross	$166,121	$192,058
RIC allowance	(34,733)	(39,219)
Imputed interest	(16,145)	(20,294)
RIC receivables, net	$115,243	$132,545

Classified on the unaudited condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$43,888	$43,733
Long-term notes receivables and other assets, net	71,355	88,812
RIC receivables, net	$115,243	$132,545
The changes in the Company’s RIC allowance were as follows (in thousands):

	Six months ended June 30, 2020	Six months ended June 30, 2019
RIC allowance, beginning of period	$39,219	$22,080
Write-offs, net of recoveries	(9,148)	(10,593)
Additions from RICs originated during the period	4,365	11,556
Change in expected credit losses	1,522	(2,299)
Other Adjustments (1)	(1,225)	13
RIC allowance, end of period	$34,733	$20,757

(1) Other adjustments primarily reflect changes in foreign currency exchange rates related to Canadian RICs.
The amount of RIC imputed interest income recognized in recurring and other revenue was $2.7 million and $3.1 million during the three months ended June 30, 2020 and 2019, respectively and $5.6 million and $6.6 million during the six months ended June 30, 2020 and 2019, respectively.

5. Business Combination
On January 17, 2020, the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated September 15, 2019, by and among the Company, Merger Sub, and Legacy Vivint Smart Home, as amended by the Merger Agreement, dated as of December 18, 2019, by and among the Company, Maiden Sub and Legacy Vivint Smart Home.
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
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the six months ended June 30, 2020:

Recapitalization
(in thousands)
Cash - Mosaic (net of redemptions)	$35,344
Cash - Subscribers and Forward Purchasers	453,221
Less fees to underwriters and other transaction costs	(23,612)
Net cash received from recapitalization	464,953
Less: non-cash net liabilities assumed from Mosaic	(5)
Less: non-cash settlement of deferred and accrued transaction costs	(3,672)
Net contributions from recapitalization	$461,276
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
Subsequent to the closing of the Merger, the issuance of 11,595,663 and 11,600,551 earnout shares occurred in February 2020 and March 2020, respectively, after attainment of the First Earnout and Second Earnout. The difference in the shares issued in the earnouts and the aggregate amounts defined in the Merger Agreement above are attributable to unissued shares reserved for future issuance to holders of Rollover Equity Awards, which are subject to the same vesting terms and conditions as the underlying Rollover Equity Awards. During the six months ended June 30, 2020, 174,027 additional earnout shares were issued as a result of vesting associated with Rollover Equity Awards. Additionally, shares were withheld from employees to satisfy the mandatory tax withholding requirements. As of June 30, 2020, the Third Earnout has not yet been achieved. The Company has determined that the earnout shares issued to non-employee shareholders and to holders of Vivint common stock, Rollover Restricted Stock, and vested Rollover Equity Awards qualify for the scope exception in ASC 815-10-15-74(a) and meet the criteria for equity classification under ASC 815-40. For the earnout shares associated with unvested Rollover Equity Awards, the Company has determined that they qualify for equity classification and are subject to stock-based compensation expense under ASC 718. The earnout shares were initially measured at fair value at Closing. Upon the attainment of the share price targets, the earnout shares delivered to the equity holders are recorded in equity as shares issued, with the appropriate allocation to common stock at par and additional paid-in capital. Since all earnout shares have determined to be equity-classified, there is no remeasurement unless reclassification is required.

6. Balance Sheet Components
The following table presents material balance sheet component balances (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses and other current assets
Prepaid expenses	$14,286	$7,753
Deposits	813	870
Other	908	9,440
Total prepaid expenses and other current assets	$16,007	$18,063
Capitalized contract costs
Capitalized contract costs	$3,153,337	$2,903,389
Accumulated amortization	(1,915,919)	(1,688,140)
Capitalized contract costs, net	$1,237,418	$1,215,249
Long-term notes receivables and other assets
RIC receivables, gross	$122,233	$148,325
RIC Allowance	(34,733)	(39,219)
RIC imputed interest	(16,145)	(20,294)
Security deposits	6,565	6,715
Other	1,328	300
Total long-term notes receivables and other assets, net	$79,248	$95,827
Accrued payroll and commissions
Accrued commissions	$51,979	$36,976
Accrued payroll	23,370	35,666
Total accrued payroll and commissions	$75,349	$72,642
Accrued expenses and other current liabilities
Accrued interest payable	$34,962	$31,327
Current portion of derivative liability	102,764	80,366
Service warranty accrual	8,185	8,680
Loss contingencies	2,831	1,831
Other	29,454	17,185
Total accrued expenses and other current liabilities	$178,196	$139,389

7. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019	Estimated Useful Lives
Vehicles	$41,308	$46,496	3 - 5 years
Computer equipment and software	67,387	63,197	3 - 5 years
Leasehold improvements	28,837	28,593	2 - 15 years
Office furniture, fixtures and equipment	21,199	20,786	2 - 7 years
Construction in process	3,151	3,480
Property, plant and equipment, gross	161,882	162,552
Accumulated depreciation and amortization	(108,364)	(101,464)
Property, plant and equipment, net	$53,518	$61,088

Property, plant and equipment, net includes approximately $20.4 million and $24.3 million of assets under finance lease obligations at June 30, 2020 and December 31, 2019, respectively, net of accumulated amortization of $21.8 million and $22.8 million, respectively. Depreciation and amortization expense on all property, plant and equipment was $5.2 million and $7.1 million during the three months ended June 30, 2020 and 2019, respectively and $10.8 million and $13.0 million during the six months ended June 30, 2020 and 2019, respectively. Amortization expense relates to assets under finance or capital leases and is included in depreciation and amortization expense.

8. Goodwill and Intangible Assets
        Goodwill
As of June 30, 2020 and December 31, 2019, the Company had a goodwill balance of $835.2 million and $836.5 million, respectively. The change in the carrying amount of goodwill during the six months ended June 30, 2020 was the result of foreign currency translation adjustments.
        Intangible assets, net
The following table presents intangible asset balances (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$963,867	$(824,742)	$139,125	$967,623	$(794,926)	$172,697	10 years
2GIG 2.0 technology	17,000	(16,767)	233	17,000	(16,534)	466	8 years
Other technology	4,725	(3,584)	1,141	4,725	(2,858)	1,867	2 - 7 years
Space Monkey technology	7,100	(7,027)	73	7,100	(6,809)	291	6 years
Patents	13,243	(11,106)	2,137	12,885	(10,454)	2,431	5 years
Total definite-lived intangible assets:	$1,005,935	$(863,226)	$142,709	$1,009,333	$(831,581)	$177,752

Indefinite-lived intangible assets:
Domain names	59	—	59	59	—	59
Total Indefinite-lived intangible assets	59	—	59	59	—	59
Total intangible assets, net	$1,005,994	$(863,226)	$142,768	$1,009,392	$(831,581)	$177,811

Amortization expense related to intangible assets was approximately $17.4 million and $20.2 million for the three months ended June 30, 2020 and 2019, respectively and $34.8 million and $40.5 million during the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, the remaining weighted-average amortization period for definite-lived intangible assets was 2.4 years. Estimated future amortization expense of intangible assets, excluding approximately $0.2 million in patents currently in process, is as follows as of June 30, 2020 (in thousands):

2020 - Remaining Period	$34,522
2021	58,921
2022	48,889
2023	139
2024	33
Thereafter	—
Total estimated amortization expense	$142,504

9. Financial Instruments
        Cash, Cash Equivalents and Equity Securities
Cash equivalents and equity securities with readily available determinable fair values (“Corporate Securities”) are classified as level 1 assets, as they have readily available market prices in an active market.
The following tables set forth the Company’s cash and cash equivalents and Corporate Securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$218,941	$—	$—	$218,941	$218,941	$—
Level 1:
Money market funds	30,009	—	—	30,009	30,009	—
Total	$248,950	$—	$—	$248,950	$248,950	$—

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Long-Term Notes Receivables and Other Assets, net
Cash	$4,545	$—	$—	$4,545	$4,545	$—
Level 1:
Money market funds	4	—	—	—	4	—
Total	$4,549	$—	$—	$4,545	$4,549	$—

The Company sold its Corporate Securities in June 2019 and realized a gain of $2.3 million.
The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
        Long-Term Debt
Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	June 30, 2020		December 31, 2019		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2020 Notes	$—	$—	$454,299	$455,253	8.750%
2022 Private Placement Notes	—	—	270,000	267,975	8.875%
2022 Notes	677,000	673,344	900,000	909,000	7.875%
2023 Notes	400,000	369,640	400,000	378,040	7.625%
2024 Notes	225,000	221,063	225,000	232,290	8.500%
2027 Notes	600,000	563,820	—	—	6.750%
Term Loan	947,625	947,625	799,875	799,875	N/A
Total	$2,849,625	$2,775,492	$3,049,174	$3,042,433

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
The following table summarizes the fair value and the notional amount of the Company’s outstanding derivative instrument as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Consumer Financing Program Contractual Obligations:
Fair value	$179,983	$136,863
Notional amount	701,325	534,560

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	102,764	80,366
Other long-term obligations	77,219	56,497
Total Consumer Financing Program Contractual Obligation	$179,983	$136,863
Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative liability instrument for the six months ended June 30, 2020 and 2019 (in thousands):

	Six months ended June 30, 2020	Six months ended June 30, 2019
Balance, beginning of period	$136,863	$117,620
Additions	71,514	47,115
Settlements	(30,615)	(29,908)
Net losses included in earnings	2,221	1,427
Balance, end of period	$179,983	$136,254

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
The Company’s effective income tax rate for the six months ended June 30, 2020 and 2019 was approximately a negative 0.04% and 0.41%, respectively. The effective tax rates for the six months ended June 30, 2020 and 2019 differ from the statutory rate primarily due to not benefiting from expected US losses, US state minimum taxes and projected losses in Canada. The effective tax rate for the six months ended June 30, 2019 was also impacted by a discrete change in valuation allowance resulting from an acquisition during that period.
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

11. Stock-Based Compensation and Equity
Restricted Stock
Prior to the Business Combination, Legacy Vivint Smart Home’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). As part of the Business Combination, all vested Incentive Units, other than certain Holdback Executives, were redeemed by 313 for a number of shares in Vivint Smart Home and Vivint Solar, if any, assuming a hypothetical liquidation of 313. All unvested Incentive Units were redeemed by 313 Acquisition for a number of shares of restricted stock in Vivint Smart Home (“Restricted Stock”), if any. As part of the Business Combination, the vesting terms were modified such that all shares (other than those held by non-employee directors or their affiliates) were converted to time-based annual vesting. As of June 30, 2020, 549,500 shares of Restricted Stock related to this redemption were outstanding, to current and former members of senior management and an affiliate of a non-employee board member. In February 2020 the board of directors approved a modification to the vesting conditions (excluding with respect to awards held by non-employee directors and their affiliates) so that all unvested awards become fully vested (to the extent not already vested) in January 2021, subject to continued employment or services, as applicable (the “modification”). In the event of a change of control prior to January 17, 2021, all outstanding Restricted Stock with time-based vesting conditions will become fully vested and exercisable.
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

Rollover SARs and LTIPs
Prior to the Business Combination, the Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), awarded Stock Appreciation Rights (“SARs”) to various levels of key employees and board members, pursuant to an omnibus incentive plan. The purpose of the SARs was to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group and/or its direct or indirect parents. In connection with the Business Combination, each SAR, to the extent then outstanding and unexercised, was automatically cancelled and converted into a SAR of Vivint Smart Home (“Rollover SAR”) with respect to a number of shares of Vivint Smart Home Class A common stock equal to the product of (x) the number of shares of Vivint Group common stock subject to such Company Group SAR as of immediately prior to the effective time, multiplied by 0.0864152412, with a strike price per share of Vivint Smart Home Class A common stock equal to the quotient obtained by dividing (i) the per share strike price of such SAR as of immediately prior to the effective time by (ii) 0.0864152412. As part of the Business Combination, the vesting terms were modified such that all shares were converted to time-based annual vesting. As of June 30, 2020, 2,851,605 Rollover SARs were outstanding. In addition, 4,633,738 LTIP SARs have been set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company. In February 2020 the board of directors approved the modification to the vesting conditions so that all unvested awards become fully vested (to the extend not already vested) in January 2021, subject to continued employment or services, as applicable. In the event of a change of control prior to January 17, 2021, all outstanding Rollover SARs with time-based vesting conditions will become fully vested and exercisable. The Company expects to settle Rollover SARs through issuance of common stock.
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
Rollover Restricted Stock Units
Prior to the Business Combination, the Company’s subsidiary, Vivint Group, awarded Group Restricted Stock Units (“Group RSUs”), respectively, to certain board members, pursuant to an omnibus incentive plan. The purpose of the Group RSUs is to compensate board members for their board service and align their interests of those of the Company's shareholders. As of the effective time, each Group RSU was converted into a restricted stock unit entitling the holder thereof to receive upon settlement the value of a number of shares of Vivint Smart Home Class A common stock equal to the product of (x) the number of shares of Vivint Group common stock subject to such Company Group RSU as of immediately prior to the effective time, multiplied by 0.0864152412 (“Rollover RSU”). The Rollover RSUs are subject to a three year time-based ratable vesting period. In the event of a change of control, all outstanding Rollover RSUs will become fully vested. As of June 30, 2020, 51,929 Rollover RSUs were outstanding to board members. The Company expects to settle Group RSUs through issuance of common stock.
The fair value of the Rollover RSU awards, representing the estimated equity value per share of Vivint Group at the grant date, is recognized as expense over the requisite service period. The fair values were determined using management’s financial projections and available market data at the time of issuance. The grant date fair value per share of the Group RSU was $1.08 for the March 2019 issuance and $0.48 for the June 2018 issuance. As of June 30, 2020, there was $0.2 million of unrecognized compensation expense related to outstanding Rollover RSUs, which will be recognized over a period of 1.1 years.
Restricted Stock Units
During the six months ended June 30, 2020, the Company approved grants under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (the “Plan”) of time-vesting restricted stock units (the “RSUs”) awards (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit) to various levels of key employees. The RSUs are subject to a four year vesting schedule, and 25% of the units will vest on each of the first four anniversaries of the grant date. All vesting shall be subject to the recipient’s continued employment with Vivint Smart Home, Inc. or its subsidiaries through the applicable vesting dates. No right to any common stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. As of June 30, 2020, 9,104,634 of these RSUs were outstanding.
The fair value of the RSU awards, representing the estimated equity value per share of the Company at the grant date, is recognized as expense over the requisite service period. The fair values were determined based on the stock price of the Company at the time of board approval which was an average of $22.77 per share.
Performance Stock Units
During the six months ended June 30, 2020, the Company approved grants under the Plan of performance-vesting restricted stock units (the “PSUs”) (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit). As of June 30, 2020, 5,105,806 of these PSUs were outstanding.
The PSUs predominately vest based upon the Company’s achievement of specified performance goals through fiscal year end 2020 and the passage of time. If those specified performance goals are met, half of the associated PSUs eligible to vest will vest in the first quarter of 2021 and the other half will vest one year later, in each case, subject to continued employment on the applicable vesting date.
In June 2020, the Company deemed the achievement of certain PSU vesting conditions as being probable, and thus began recognizing stock-based compensation over the service period. As a result the Company recorded compensation costs, including a catch-up adjustment, during the three and six months ended June 30, 2020 totaling $23.9 million, of which $11.2 million, $10.9 million and $1.8 million was included in selling expenses, general and administrative expenses and operating expenses, respectively. The cumulative impact to basic and diluted net loss per share was $0.13 and $0.14 for the three and six months ended June 30, 2020, respectively.
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses	$4,053	$52	$5,553	$95
Selling expenses	19,555	82	27,046	169
General and administrative expenses	23,169	843	31,218	1,570
Total stock-based compensation	$46,777	$977	$63,817	$1,834

Equity

Class A Common Stock—The Company is authorized to issue 3,000,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At June 30, 2020, there were 184,349,606 shares of Class A common stock issued and outstanding.
Preferred stock—The Company is authorized to issue 3,000,000 preferred stock with a par value of $0.0001 per share. At June 30, 2020, there are no preferred stock issued or outstanding.
Warrants—As of June 30, 2020, 5,009,171 public warrants were outstanding. Each whole warrant will entitle the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants became exercisable 30 days after the completion of the Business Combination. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
As of June 30, 2020, 5,933,334 private placement warrants were outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
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

During the three and six months ended June 30, 2020, 6,490,829 warrants were exercised for Class A common stock, for which the Company received $74.6 million of cash.

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
The Company regularly reviews outstanding legal claims and actions to determine if reserves for expected negative outcomes of such claims and actions are necessary. The Company had reserves for all such matters of approximately $2.8 million and $1.8 million as of June 30, 2020 and December 31, 2019, respectively. In conjunction with one of the settlements, the Company is obligated to pay certain future royalties, based on sales of future Products.

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
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$4,125	$4,341	$8,342	$8,589

Finance lease cost:
Amortization of right-of-use assets	$1,399	$1,357	$2,806	$2,732
Interest on lease liabilities	131	240	289	394
Total finance lease cost	$1,530	$1,597	$3,095	$3,126

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8,706)	$(8,742)
Operating cash flows from finance leases	(289)	(394)
Financing cash flows from finance leases	(4,350)	(4,263)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,732	$1,690
Finance leases	758	1,295

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$61,496	$65,320

Current operating lease liabilities	12,099	11,640
Operating lease liabilities	58,830	63,477
Total operating lease liabilities	$70,929	$75,117

Finance Leases
Property, plant and equipment, gross	$42,144	$47,175
Accumulated depreciation	(21,762)	(22,827)
Property, plant and equipment, net	$20,382	$24,348

Current finance lease liabilities	$5,241	$7,708
Finance lease liabilities	3,928	5,474
Total finance lease liabilities	$9,169	$13,182

Weighted Average Remaining Lease Term
Operating leases	6 years	6 years
Finance leases	1.9 years	1.7 years
Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	4%	4%

Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2020 (excluding the six months ended June 30, 2020)	$8,529	$3,594
2021	16,503	3,492
2022	15,007	2,370
2023	14,546	92
2024	14,521	5
Thereafter	17,961	—
Total lease payments	87,067	9,553
Less imputed interest	(16,138)	(384)
Total	$70,929	$9,169

14. Related Party Transactions
        Transactions with Vivint Solar
The Company is a party to a number of agreements with Vivint Solar, Inc. (“Solar”). In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company agreed to act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. Net expenses charged to Solar in connection with these agreements was $0.4 million and $4.2 million during the three months ended June 30, 2020 and 2019, respectively and $1.5 million and $6.6 million during the six months ended June 30, 2020 and 2019, respectively. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was immaterial at June 30, 2020 and $2.2 million at December 31, 2019.
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
Other Related-party Transactions
The Company incurred no expenses during the three months ended June 30, 2020 and $0.3 million during the three months ended June 30, 2019 and $0.1 million and $0.7 million during the six months ended June 30, 2020 and 2019, respectively for other related-party transactions including contributions to the charitable organization Vivint Gives Back and other services. Accrued expenses and other current liabilities included on the Company's balance sheets associated with these related-party transactions at June 30, 2020 and December 31, 2019 was $0.3 million and $1.0 million, respectively.
On July 31, 2019, the Company completed a spin-off of Wireless. In connection with the spin-off, the Company and Wireless entered into a Transition Service Agreement (“TSA”), pursuant to which Vivint provides certain services for Wireless, including human resources, information technology, and facilities. Transactions associated with these services were $0.4 million and $0.9 million for the three and six months ended June 30, 2020, respectively. In May 2020, the Company and Wireless entered into a settlement agreement pursuant to which Wireless paid $2 million to the Company to settle all then outstanding TSA amounts and related charges. There was a $0.3 million balance due from Wireless in connection with the TSA as of June 30, 2020.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Reorganization”). In connection with the Reorganization, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $1.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $1.7 million and $1.0 million during the three months ended June 30,

2020 and 2019, respectively and $3.4 million and $2.0 million during the six months ended June 30, 2020 and 2019, respectively. Accrued expenses and other current liabilities at June 30, 2020, included a liability to BMP in regards to the monitoring fee for $3.4 million.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the six months ended June 30, 2020 and 2019 the Company incurred no costs associated with such services.
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

Related Party Debt
An affiliate of Blackstone participated as one of the initial purchasers of the 2024 notes and the 2027 notes and received an aggregate of $1.0 million of fees in connection with these transactions.
An affiliate of Blackstone participated as one of the arrangers in the Term Loan amendment and restatement in February 2020 and received approximately $0.7 million of total fees associated with these transactions.

        As of June 30, 2020 and December 31, 2019, affiliates of Blackstone held $136.6 million and $103.6 million, respectively, of outstanding aggregate principal of the Term Loan.
In February 2020, an affiliate of Fortress participated as a lender in the amended and restated Term Loan and received $0.9 million in lender fees. As of June 30, 2020, Fortress held $72.5 million, $19.9 million, $11.7 million and $174.6 million in the 2023 Notes, 2024 Notes, 2027 Notes and Term Loan, respectively.
        From time to time, the Company does business with a number of other companies affiliated with Blackstone and Fortress.
Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

15. Employee Benefit Plan
Since January 2018, participants in the 401(k) plans have been eligible for the Company's matching program, which has been suspended, effective May 2, 2020. Under this matching program, the Company matches an employee’s contributions to the 401(k) savings plan dollar-for-dollar up to 1% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 5% of such employee’s eligible earnings. The maximum match available under the 401(k) plan is 3.5% of the employee’s eligible earnings. For employees who have been employed by the Company for less than two years, matching contributions vest on the second anniversary of their date of hire. The Company's matching contributions to employees who have been employed by the Company for two years or more are fully vested.
Matching contributions that were made to the plans totaled $0.3 million and $1.5 million during the three months ended June 30, 2020 and 2019, respectively and $2.3 million and $3.4 million six months ended June 30, 2020 and 2019, respectively.

16. Restructuring and Asset Impairment Charges
In March 2020, the Company announced a number of cost reduction initiatives that are expected to reduce certain of the Company’s General and Administrative, Customer Service, and Sales Support fixed costs. The Company completed the majority of these cost reduction initiatives in the first quarter of 2020. In addition to resulting in meaningful cost reductions, the Company’s initiatives are expected to streamline operations, focus engineering and innovation and provide a better focus on driving customer satisfaction. These actions resulted in one-time cash employee severance and termination benefits expenses of $20.9 million during the three and six months ended June 30, 2020. These costs included $11.1 million in stock-based compensation expense associated with the accelerated vesting of stock-based awards to certain executives related to separation agreements.
Wireless Spin-Off
In July 2019, the Company completed a spin-off of Wireless. In connection with the spin-off, the equity interests of Wireless were distributed to the shareholders of Vivint Smart Home pro rata based on their respective holdings. As a result of the spin-off, the Company's additional paid-in capital was decreased by the net assets of Wireless of $4.8 million, as of the effective date of the spin-off. The spin-off did not represent a strategic shift that had (or is expected to have) a major effect on the Company's operations and financial results.
The results of Wireless are reflected in the Company's condensed consolidated financial statement up through July 31, 2019. The following financial information presents the results of operations of Wireless for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Recurring and other revenue	$1,180	$2,418
Costs and expenses:
Operating expenses	2,454	4,666
Selling expenses	74	118
General and administrative expenses	2,383	4,522
Depreciation and amortization	30	57
Total costs and expenses	4,941	9,363
Loss from operations	(3,761)	(6,945)
Other income, net	127	(2,099)
Net loss	(3,888)	(4,846)

17. Segment Reporting and Business Concentrations
For the three and six months ended June 30, 2020 and 2019, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues disaggregated by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended June 30, 2020	$289,412	$16,590	$306,002
Three months ended June 30, 2019	263,007	18,046	281,053
Six months ended June 30, 2020	574,834	34,400	609,234
Six months ended June 30, 2019	521,443	35,859	557,302

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
The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders (in thousands)	$(87,027)	$(115,896)	$(225,151)	$(205,052)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	178,411,004	94,709,836	164,782,782	94,703,099
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.49)	$(1.22)	$(1.37)	$(2.17)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of June 30,
	2020	2019 (1)
Rollover SARs	2,851,605	4,012,209
Rollover LTIPs	4,633,738	4,633,738
Rollover RSUs	51,929	51,929
RSUs	9,104,634	—
PSUs	5,105,806	—
Public warrants	5,009,171	—
Private placement warrants	5,933,334	—
Shares reserved for future issuance for the First Earnout and Second Earnout	1,545,934	—
Earnout shares for Third Earnout	12,500,000	—
___________________
(1) As a result of the Business Combination, the Company has retrospectively adjusted the number of securities outstanding prior to January 17, 2020 by multiplying them by the exchange ratio used to determine the number of securities into which they converted.

See Note 11 for additional information regarding the terms of the Rollover SARs, Rollover LTIPs, Rollover RSUs, RSUs, PSUs, and public and private placement warrants, and see Note 5 for additional information regarding the earnout shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained herein and the consolidated financial statements and notes thereto for the year ended December 31, 2019 contained in Amendment No. 2 to the Current Report on Form 8-K filed with the SEC on March 13, 2020. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for our fiscal year 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vivint Smart Home, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019, respectively, present the financial position and results of operations of Vivint Smart Home, Inc. and its wholly-owned subsidiaries.
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
We are one of the largest smart home solutions providers in North America. Our leading platform has over 1.6 million subscribers as of June 30, 2020 and manages over 20 million devices. Using our solution, subscribers are able to interact with all aspects of their home with their voice or any mobile device-anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends, and strangers. Our average subscriber engages with our smart home app multiple times per day.
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
In connection with the Closing, we changed our name from Mosaic Acquisition Corp. to Vivint Smart Home, Inc. Our Common Stock is now listed on the NYSE under the symbol “VVNT” and warrants to purchase the Common Stock are listed on the NYSE under the symbol “VVNT WS”.
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
•does not reflect the significant interest expense to service our debt;
•does not reflect the monthly financing fees incurred associated with our obligations under Vivint Flex Pay; and
•does not include non-cash stock-based employee compensation expense and other non-cash charges.
We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). We have included the calculation of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net loss for the periods presented below under Key Operating Metrics - Adjusted EBITDA.
Recent Developments
COVID-19 update
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic.
Operational update. During the first six months of 2020, we implemented a number of operational changes to continue to provide the same level of service our customers have come to rely on, while caring for the well-being of our customers and employees:
•We have transitioned more than 1,500 customer care professionals to effective work-from-home environments where they continue to provide uninterrupted customer service.
•We are maintaining our geographically dispersed central monitoring stations to provide 24/7 professional monitoring services for all emergencies.
• We have instituted work-from-home capabilities for most corporate employees across all our facilities, following state and local guidelines.
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
•For all company campus facilities, requiring employees to wear face coverings in all common areas and meeting rooms where social distancing is not practical.
•We are providing up to 14 days of paid time off for any employee who has contracted COVID-19 or is required to be quarantined by a public health authority.
In addition, we have made a change to our business in Canada. Each account sold in Canada has historically required a significant cash investment by our company. Effective June 10, 2020, Vivint Canada, Inc. no longer sells new equipment or accounts through its door-to-door sales channel. We will continue to sell in Canada through online marketing and our inside sales channels. We will continue to operate in Canada, with dedicated support and services.
During the second quarter of 2020, several of the states in which we operate began to resume business operations on a phased basis. Accordingly, we have resumed door-to-door sales activities in markets where it is possible. Due to ongoing state restrictions and phased re-openings, we were forced to delay deployment of our summer direct-to-home sales representatives by up to six weeks in some markets. This was a significant driver of the decrease in the number of new subscribers generated through our direct-to-home sales channel for the second quarter of 2020 compared to the same time period in 2019. Despite the gradual reopening on a state-specific basis, the United States continues to struggle with rolling outbreaks of the COVID-19 virus, and the full impact of the pandemic on our business and results of operations will depend on the ultimate duration of the pandemic as well as the severity of any resurgence in COVID-19 cases in the future. While we have not experienced a significant adverse financial impact from the COVID-19 pandemic through the second quarter of 2020, our business could be adversely impacted in 2020, and potentially beyond, if the COVID-19 pandemic continues for an extended period of time and/or if government stimulus programs are discontinued or reduced.
Financial update. We have implemented business continuity plans intended to continue to ensure the health, safety, and well-being of our customers, employees and communities, and to protect the financial and operational strength of the company. We have reduced discretionary spending and received pricing concessions from certain of our key vendors, some of which are short-term in nature, in each case to preserve cash and improve our cost structure. This reduced spending may not be sustainable over time without negatively impacting our results of operations. As a result of the COVID-19 pandemic, during the first six months of 2020 we also drew down the full amount available to us on our revolving credit facility as a precautionary measure to increase our cash position and preserve liquidity and financial flexibility. By the end of the second quarter of 2020, we had paid back a portion of our revolving credit facility, as we gained more clarity surrounding the financial markets.
As discussed above with respect to the operational challenges posed by the pandemic, the broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. Depending on the breadth and duration of the outbreak, which we are not currently able to predict, the adverse impact could be material. Our business has been affected, and could be adversely affected in the future, by COVID-19, including our ability to maintain compliance with our debt covenants, due to the following:
•Our ability to generate new subscribers, particularly in our direct-to home and retail sales channels.
•Increases in customer attrition and deferment or forgiveness of our customers’ monthly service fees, due to the increased unemployment rates and reduced wages. These could increase our allowance for bad debt, provision for credit losses, and losses on our derivative liability associated with the consumer financing program
•The impact of the pandemic and actions taken in response thereto on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending.

•Ability to obtain the equipment necessary to generate new subscriber accounts or service our existing subscriber base, due to potential supply chain disruption.
•Limitations on our ability to enter our customer’s homes to perform installs or equipment repairs.
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
We continue to monitor the situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may be required or elect to take additional actions based on their recommendations.
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
The majority of our subscription contracts are between three and five years in length and are generally non-cancelable. These contracts with customers generally convert into month-to-month agreements at the end of the initial term, and some customer contracts are month-to-month from inception. Payment for recurring monitoring and other Smart Home Services is generally due in advance on a monthly basis.
Sales of Products and other one-time fees such as service or installation fees are invoiced to the customer at the time of sale. Any Products or Services that are considered separate performance obligations are recognized when those Products or Services are delivered. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Payments received or amounts billed in advance of revenue recognition are reported as deferred revenue.

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
Consumer Financing Program
Vivint Flex Pay became our primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint's smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”), (2) we offer to some customers not eligible for the Consumer Financing Program, but who qualify under our underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with us, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card. In the future, we expect the number of new subscriber originations financed through RICs to be minimal.
Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers of up to $4,000. The annual percentage rates on these loans range between 0% and 9.99%, and are either installment loans or revolving loans with a 42 or 60 month term. Most loan terms are determined by the customer's credit quality.
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
When we determine that there are RIC receivables that have become uncollectible, we record an adjustment to the allowance and reduce the related note receivable balance. On a regular basis, we also reassess the expected remaining cash flows, based on historical RIC write-off trends, current market conditions and both Company and third-party forecast data . In accordance with Topic 326, if we determine there is a change in expected remaining cash flows, the total amount of this change for all RICs is recorded in the current period to the provision for credit losses, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. We recorded a $1.5 million provision for credit losses during the six months ended June 30, 2020, primarily associated with the expected impact of COVID-19. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services, amounts due from third-party financing providers and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. We estimate this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When we determine that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. During the six months ended June 30, 2020, we recorded a $1.1 million provision for the expected impact of COVID-19 in accordance with Topic 326.
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of June 30, 2020 consisted of one reporting unit. As of June 30, 2020, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
Key factors affecting our operating results include the following:
Subscriber Lifetime
Our ability to retain subscribers has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is approximately 92 months (or 8 years) as of June 30, 2020. If our expected long-term annualized attrition rate increased by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 86 months. Conversely, if our expected attrition decreased by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 100 months. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. We analyze our retention by tracking the number of subscribers who remain as a percentage of the monthly average number of subscribers at the end of each 12 month period. We caution investors that not all companies, investors and analysts in our industry define retention in this manner.
        The table below presents our smart home and security subscriber data for the twelve months ended June 30, 2020 and June 30, 2019:

	Twelve months ended June 30, 2020	Twelve months ended June 30, 2019
Beginning balance of subscribers	1,507,664	1,393,635
New subscribers	315,319	308,314
Attrition	(212,341)	(194,285)
Ending balance of subscribers	1,610,642	1,507,664
Monthly average subscribers	1,553,432	1,446,630
Attrition rate	13.7%	13.4%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended June 30, 2020 reflects the effect of the 2014 60-month, 2015 60-month and 2016 42-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended June 30, 2019 reflects the effect of the 2013 60-month, 2014 60-month and 2015 42-

month contracts reaching the end of their initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.
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
The net upfront cost of adding incremental subscribers is a key factor impacting our ability to scale. Vivint Flex Pay has made it more affordable to accelerate the growth in New Subscribers. Prior to Vivint Flex Pay, we recovered the cost of equipment installed in subscribers’ homes over time through their monthly service billings. From the introduction of Vivint Flex Pay in early 2017 through June 30, 2020, 20% of subscribers have financed their equipment purchases through RICs, which we fund through our balance sheet. We expect the percentage of subscriber contracts financed through RICs to continue decreasing over time, as we expect the number of future new subscriber originations financed through RICs to be minimal . In addition, since the introduction of Vivint Flex Pay in 2017, 100% of new subscribers have either opted to use this program to finance their equipment costs or paid for their equipment themselves at the time of contract origination. This has greatly reduced our net cost per acquisition, as well as the balance sheet impact of acquiring subscribers. Moving forward, we will continue to explore ways to grow our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.
We believe the Vivint Flex Pay program will result in higher retention and thus greater subscriber lifetime values over time. Existing subscribers are also able to use Vivint Flex Pay to upgrade their systems or to add new Products and Services, which we believe further increases subscriber lifetime value. This positively impacts our operating performance, and we anticipate that adding additional financing options to the Vivint Flex Pay program will generate additional revenue growth and a subsequent increase in subscriber lifetime value.
Sales and Marketing Efficiency
Our continued ability to attract and sign new subscribers in a cost-effective manner will be a key determinant of our future operating performance. Because our direct-to-home and national inside sales channels are currently our primary means of subscriber acquisition, we have invested heavily in scaling these teams. There is a lag in the productivity of new hires, which we anticipate will improve over the course of their tenure, impacting our subscriber acquisition rates and overall operating success. These Smart Home Pros are instrumental to subscriber growth in the regions we cover, and their continued productivity is vital to our future success.
Generating subscriber growth through these investments in our sales teams depends, in part, on our ability to launch cost-effective marketing campaigns, both online and offline. This is particularly true for our national inside sales channel, because national inside sales fields inbound requests from subscribers who find us using online search and submitting our on-site contact form. Our marketing campaigns are created to attract potential subscribers and build awareness of our brand across all our sales channels. We also believe that building brand awareness is important to countering the competition we face from other companies selling their solutions in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present.
Expansion of Platform Monetization
As smart home technology develops, we will continue expanding the breadth and depth of our offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home experiences and use cases. As a result of our investments to date, we have over 1.6 million active customers on our smart home platform. We will continue to develop our Smart Home Operating System to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 20 million connected devices, as of June 30, 2020.
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

Subscribers who contract for a smart home are signing up for our combined proprietary smart home devices and tech-enabled service offerings. At the time of signing, subscribers choose the equipment that matches their smart home needs. Because we cover 98% of US zip codes, our service costs greatly impact our operating margins. Over time, as our organization grows, we should achieve economies of scale on our service costs. While we anticipate that our service costs per subscriber will decline over time, an unanticipated increase in service costs could negatively impact our profitability moving forward.
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
Our success in connecting with business partners who integrate with our Smart Home Operating System in order to reach and interact with our subscriber base is expected to be a key determinant of our continued operating success. We expect that additional partnerships will generate incremental revenue, because we will share in the revenue generated by each partner-provided product or service sale that occurs as a result of integration with our smart home platform. If we are able to continue expanding our curated set of partnerships with influential companies, as we already have with Google, Amazon, Chamberlain and Philips, we believe that this will help us to increase our revenue and resulting profitability.
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
Selling expenses. Selling expenses are primarily comprised of costs associated with housing for our direct-to-home sales representatives, advertising and lead generation, marketing and recruiting, certain portions of sales commissions (residuals), stock-based compensation, overhead (including allocation of certain general and administrative expenses) and other costs not directly tied to a specific subscriber origination. These costs are expensed as incurred. We generally expect our selling expenses to increase in absolute dollars as the total number of subscriber originations continues to grow, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
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

Results of operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Total revenues	$306,002	$281,053	$609,234	$557,302
Total costs and expenses	346,302	331,882	697,077	636,109
Loss from operations	(40,300)	(50,829)	(87,843)	(78,807)
Other expenses	45,845	65,619	137,214	127,098
Loss before taxes	(86,145)	(116,448)	(225,057)	(205,905)
Income tax expense (benefit)	882	(552)	94	(853)
Net loss	$(87,027)	$(115,896)	$(225,151)	$(205,052)

Key operating metrics

	As of June 30,
	2020	2019
Total Subscribers (in thousands)	1,610.6	1,507.7
Total MSR (in thousands)	$80,263	$79,345
AMSRU	$49.83	$52.63
Net subscriber acquisition costs per new subscriber	$630	$1,064
Average subscriber lifetime (months)	92	92

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total MR (in thousands)	$102,001	$93,684	$101,539	$92,884
AMRU	$64.66	$63.35	$64.96	$63.56
Net service cost per subscriber	$9.93	$13.13	$10.84	$13.48
Net service margin	80%	75%	79%	75%

Adjusted EBITDA

The following table sets forth a reconciliation of Adjusted EBITDA to net loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(87.0)	$(115.9)	$(225.1)	$(205.1)
Interest expense, net	54.5	65.8	119.6	129.5
Income tax benefit, net	0.9	(0.6)	0.1	(0.9)
Depreciation	5.2	7.1	10.9	13.0
Amortization (1)	135.0	127.4	268.6	252.7
Stock-based compensation (2)	46.8	0.9	63.8	1.7
MDR fee (3)	6.0	3.8	11.2	7.2
Restructuring expenses (4)	—	—	20.9	—
Other (gain) expense, net	(8.7)	(0.2)	17.6	(2.5)
Adjusted EBITDA	$152.7	$88.3	$287.6	$195.6
____________________

(1)Excludes loan amortization costs that are included in interest expense.
(2)Reflects non-cash compensation costs related to employee and director stock incentive plans.
(3)Costs related to financing fees incurred under the Vivint Flex Pay program.
(4)Employee severance and termination benefits expenses associated with restructuring plans.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Revenues
The following table provides our revenue for the three month periods ended June 30, 2020 and June 30, 2019 (in thousands, except for percentage):

	Three Months Ended June 30,
	2020	2019	% Change
Recurring and other revenue	$306,002	$281,053	9%
Recurring and other revenue for the three months ended June 30, 2020 increased $24.9 million, or 9%, as compared to the three months ended June 30, 2019. An increase of approximately 7% in Total Subscribers accounted for approximately

$19.2 million of the increase in recurring and other revenue, while an increase in AMRU provided an increase of approximately $7.5 million. This increase in revenues was offset by a decrease of $1.2 million associated with our former wireless internet business, which was spun out in July 2019. When compared to the three months ended June 30, 2019, currency translation negatively affected recurring and other revenues by $0.6 million, as computed on a constant foreign currency basis.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended June 30, 2020 and June 30, 2019 (in thousands, except for percentages):

	Three Months Ended June 30,
	2020	2019	% Change
Operating expenses	$82,011	$92,013	(11)%
Selling expenses	64,733	57,926	12%
General and administrative	59,383	47,439	25%
Depreciation and amortization	140,175	134,504	4%
Total costs and expenses	$346,302	$331,882	4%
Operating expenses for the three months ended June 30, 2020 decreased $10.0 million, or 11%, as compared to the three months ended June 30, 2019. This decrease included a $4.0 million increase in stock-based compensation primarily associated with grants of equity awards in the first and second quarter of 2020. Excluding stock-based compensation, operating expenses decreased by $14.0 million, or 15%, primarily due to decreases of $13.2 million in personnel and related support costs as we experienced lower service call volumes, $2.5 million in costs associated with our former wireless internet business which was spun out in July 2019 and $1.4 million in costs associated with our sales pilot programs. These decreases were partially offset by increases of $2.0 million in third-party contracted servicing costs and $0.7 million in equipment and related costs.
Selling expenses, excluding capitalized contract costs, increased by $6.8 million, or 12%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase included a $19.5 million increase in stock-based compensation primarily associated with grants of equity awards in the first and second quarter of 2020. Excluding stock-based compensation, selling expenses decreased by $12.7 million, or 22%, primarily due to decreases of $3.7 million in facility and housing related costs mainly from the delayed deployment of our summer direct-to-home sales, $3.3 million in costs associated with our sales pilot programs, $3.0 million in personnel and related costs, $1.1 million in marketing costs and $0.7 million in customer credit reporting costs.
General and administrative expenses increased $11.9 million, or 25%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase included a $22.3 million increase in stock-based compensation primarily associated with grants of equity awards in the first and second quarter of 2020. Excluding stock-based compensation, general and administrative expenses decreased by $10.4 million, or 22%, primarily due to decreases of $6.1 million in personnel and related support costs, $2.4 million in costs associated with our former wireless internet business which was spun out in July 2019, $0.7 million in research and development costs and $0.7 million in provisions for bad debt and credit losses.
Depreciation and amortization for the three months ended June 30, 2020 increased $5.7 million, or 4%, as compared to the three months ended June 30, 2019, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended June 30, 2020 and June 30, 2019 (in thousands, except for percentages):

	Three Months Ended June 30,
	2020	2019	% Change
Interest expense	$54,515	$65,817	(17)%
Interest income	(32)	—	NM
Other income, net	(8,638)	(198)	NM
Total other expenses, net	$45,845	$65,619	(30)%

Interest expense decreased $11.3 million, or 17%, for the three months ended June 30, 2020, as compared with the three months ended June 30, 2019, primarily due to lower outstanding debt as a result of the use of proceeds from the Business Combination to pay down debt and the refinancing transaction that occurred in February 2020 (See Note 3 to the accompanying unaudited condensed consolidated financial statements).
Other income, net increased to $8.6 million for the three months ended June 30, 2020, from $0.2 million for the three months ended June 30, 2019. The other net income during the three months ended June 30, 2020 was primarily due to a change of $4.2 million from our debt modification and extinguishment in February 2020, a foreign currency exchange gain of $2.8 million and a $2.0 million gain on settlement of outstanding receivables from Wireless which was previously deemed uncollectible. The other income, net during the three months ended June 30, 2019 was primarily due to a gain on foreign currency exchange of $1.2 million, offset by a loss of $0.8 million on debt modification and extinguishment.
Income Taxes
The following table provides the significant components of our income tax expense (benefit) for the three month periods ended June 30, 2020 and June 30, 2019 (in thousands, except for percentages):

	Three Months Ended June 30,
	2020	2019	% Change
Income tax expense (benefit)	$882	$(552)	NM

Income tax expense was $0.9 million for the three months ended June 30, 2020, as compared to a tax benefit of $0.6 million for the three months ended June 30, 2019. The income tax expense for the three months ended June 30, 2020 resulted primarily from US state minimum taxes, offset by losses from our Canadian subsidiary. The income tax benefit for the three months ended June 30, 2019 resulted primarily from changes in our valuation allowance and losses from our Canadian subsidiary, offset by US state minimum taxes.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Revenues
The following table provides the significant components of our revenue for the six month periods ended June 30, 2020 and June 30, 2019 (in thousands, except for percentages):

	Six Months Ended June 30,
	2020	2019	% Change
Recurring and other revenue	$609,234	$557,302	9%
Recurring and other revenue increased $51.9 million, or 9% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. An increase in Total Subscribers of approximately 7% led to an increase of approximately $39.7 million in recurring and other revenue and an increase in AMRU resulted in an increase of approximately $15.4 million in recurring and other revenue. This increase in revenues was offset by a decrease of $2.4 million associated with our former wireless internet business which was spun out in July 2019. When compared to the six months ended June 30, 2019, currency translation negatively affected recurring and other revenue by $0.8 million, as computed on a constant foreign currency basis.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the six month periods ended June 30, 2020 and June 30, 2019 (in thousands, except for percentages):

	Six Months Ended June 30,
	2020	2019	% Change
Operating expenses	$165,351	$175,089	(6)%
Selling expenses	118,960	101,517	17%
General and administrative	112,401	93,778	20%
Depreciation and amortization	279,424	265,725	5%
Restructuring expenses	20,941	—	NM
Total costs and expenses	$697,077	$636,109	10%

Operating expenses for the six months ended June 30, 2020 decreased $9.7 million, or 6%, as compared to the six months ended June 30, 2019. This decrease included a $5.5 million increase in stock-based compensation primarily associated with grants of equity awards in the first and second quarters of 2020. Excluding stock-based compensation, operating expenses decreased by $15.2 million, or 9%, primarily due to decreases of $14.7 million in personnel and related support costs as we experienced lower service call volumes, $4.7 million in costs associated with our former wireless internet business which was spun out in July 2019 and $1.4 million in costs associated with our retail channel and other sales pilots. These decreases were partially offset by increases of $3.6 million in third-party contracted servicing and $1.7 million in equipment costs.
Selling expenses, excluding capitalized contract costs, increased by $17.4 million, or 17%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase included a $26.9 million increase in stock-based compensation primarily associated with grants of equity awards in the first and second quarters of 2020. Excluding stock-based compensation, selling expenses decreased by $9.5 million, or 9%, primarily due to decreases of $4.7 million in costs associated with our retail channel and other sales pilots, $4.6 million in facility and housing costs primarily associated with the delayed deployment of our summer direct-to-home sales and $1.2 million in personnel and related support costs. These decreases were offset by an increase of $2.0 million in information technology costs.
General and administrative expenses increased $18.6 million, or 20%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase included a $29.7 million increase in stock-based compensation primarily associated with grants of equity awards in the first and second quarters of 2020. Excluding stock-based compensation, general and administrative expenses decreased by $11.1 million, or 12%, primarily due to decreases of $7.7 million in personnel and related support costs, $4.5 million in costs associated with our former wireless internet business which was spun out in July 2019, $1.5 million in research and development costs and $0.8 million in information technology costs. These decreases were partially offset by increases of $3.0 million in provisions for bad debt and credit losses, of which $2.6 million is associated with the implementation of ASC Topic 326 which was primarily driven by expected credit losses and bad debt associated with the COVID-19 pandemic (see Note 1 in the accompanying unaudited financials for further discussion).
Depreciation and amortization for the six months ended June 30, 2020 increased $13.7 million, or 5%, as compared to the six months ended June 30, 2019, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the six months ended June 30, 2020 related to employee severance and termination benefits expenses (See Note 16 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the six month periods ended June 30, 2020 and June 30, 2019 (in thousands, except for percentages):

	Six Months Ended June 30,
	2020	2019	% Change
Interest expense	$119,808	$129,565	(8)%
Interest income	(261)	(23)	NM
Other loss (income), net	17,667	(2,444)	NM
Total other expenses, net	$137,214	$127,098	8%
Interest expense decreased $9.8 million, or 8%, for the six months ended June 30, 2020, as compared with the six months ended June 30, 2019, due primarily to lower outstanding debt as a result of the use of proceeds from the Business Combination to pay down debt and the refinancing transaction that occurred in February 2020 (See Note 3 to the accompanying unaudited condensed consolidated financial statements).
Other loss (income), net was a net loss of $17.7 million for the six months ended June 30, 2020, as compared to net income of $2.4 million for the six months ended June 30, 2019. The other net loss during the six months ended June 30, 2020 was primarily due to a $12.7 million loss on our debt modification and extinguishment in February 2020, a foreign currency exchange loss of $3.5 million, a loss on our derivative instrument of $2.2 million and a $2.1 million loss on disposal of assets, partially offset by a $2.0 million gain on settlement of outstanding receivables from Wireless which was previously deemed uncollectible. The other net income during the six months ended June 30, 2019 was primarily due to a gain on foreign currency exchange of $2.9 million and a gain on sale of securities of $2.3 million, partially offset by a loss on our derivative instrument of $1.4 million, a loss of $0.8 million on debt modification and extinguishment and a loss of $0.4 million on disposal of assets.
See Note 3 to our accompanying unaudited Condensed Consolidated Financial Statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense (benefit) for the six month periods ended June 30, 2020 and June 30, 2019 (in thousands, except for percentages):

	Six Months Ended June 30,
	2020	2019	% Change
Income tax expense (benefit)	$94	$(853)	NM
Income tax expense was $0.1 million for the six months ended June 30, 2020, as compared to a benefit of $0.9 million for the six months ended June 30, 2019. The income tax expense for the six months ended June 30, 2020 resulted primarily from US state minimum taxes, offset by losses in our Canadian subsidiary. The income tax benefit for the six months ended June 30, 2019 resulted primarily from changes in our valuation allowance and losses in our Canadian subsidiary, offset by US state minimum taxes.
Liquidity and Capital Resources
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the continued effects of the COVID-19 pandemic and other risks detailed in the Risk Factors section of this report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. Despite the challenging economic environment caused by the pandemic, based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this filing.
Our primary source of liquidity has historically been cash from operations, proceeds from issuances of debt and equity securities, borrowings under our credit facilities and, to a lesser extent, capital contributions. As of June 30, 2020, we had $249.0 million of cash and cash equivalents and $229.2 million of availability under our revolving credit facility (after giving effect to $15.6 million of letters of credit outstanding and $105.2 million of borrowings).
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
Cash Flow and Liquidity Analysis
        Our cash flows provided by operating activities include recurring monthly billings, cash received from the sale of Products to our subscribers that either pay-in-full at the time of installation or finance their purchase of Products under the Consumer Financing Program and other fees received from the subscribers we service. Cash used in operating activities includes the cash costs to monitor and service our subscribers, a portion of subscriber acquisition costs and general and administrative costs. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity and sale of contracts to third parties. Currently, the upfront proceeds from the Consumer Finance Program, and those that are paid-in-full at the time of the sale of Products, offset a portion of the upfront investment associated with subscriber acquisition costs.

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

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Six Months Ended June 30,
	2020	2019	% Change
Net cash provided by (used in) operating activities	$77,496	$(130,990)	NM
Net cash (used in) provided by investing activities	(5,666)	128	NM
Net cash provided by financing activities	172,576	121,210	42%
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
For the six months ended June 30, 2020, net cash provided by operating activities was $77.5 million. This cash provided was primarily from a net loss of $225.2 million, adjusted for:
•$345.3 million in non-cash amortization, depreciation, and stock-based compensation;
•a $12.7 million loss on early extinguishment of debt;
•$11.1 million in non-cash restructuring expenses; and
•provisions for doubtful accounts and credit losses of $13.1 million.
Cash provided by operating activities resulting from changes in operating assets and liabilities, including:
•a $128.2 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base,
•a $68.7 million increase in accrued payroll and commissions, accrued expenses, other current and long-term liabilities;

•a $15.6 million decrease in long-term notes receivables and other assets, net primarily due to decreases in RIC receivables,
•a $7.3 million increase in accounts payable due primarily to increased inventory purchases, and
•a $3.8 million decrease in right of use assets.
These sources of operating cash were partially offset by the following changes in operating assets and liabilities:
•a $259.3 million increase in capitalized contract costs,
•a $18.1 million increase in inventories to support our direct-to-home summer selling season,
•a $16.9 million increase in accounts receivable driven primarily by the increase in amounts due under the Consumer Financing Program;
•a $4.1 million increase in prepaid expenses and other current assets, and
•a $4.2 million decrease in right of use liabilities.
For the six months ended June 30, 2019, net cash used in operating activities was $131.0 million. This cash used was primarily from a net loss of $205.1 million, adjusted for:
•$269.9 million in non-cash amortization, depreciation, and stock-based compensation
•a provision for doubtful accounts of $11.6 million, and
•a $2.3 million gain on equity securities.
Cash used in operating activities resulting from changes in operating assets and liabilities, including:
•a $264.6 million increase in capitalized contract costs,
•a $88.7 million increase in inventories to support our direct-to-home summer selling season,
•a $29.8 million increase in accounts receivable driven primarily by the increase in RIC billings under Vivint Flex Pay and the growth in the number of our Total Subscribers,
•a $5.4 million increase in long-term notes receivables and other assets, net,
•a $5.5 million increase in prepaid expenses and other current assets, and
•a $3.9 million decrease in the right-of-use liabilities associated with operating leases.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:
•a $91.7 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base,
•a $66.5 million increase in accounts payable due primarily to increased inventory purchases,
•a $30.2 million increase in accrued payroll and commissions, accrued expenses, other current and long-term liabilities, and current and long-term operating lease liabilities due primarily to an increase in the derivative liability associated with the Consumer Financing Program of $18.7 million, an increase in accrued payroll and commissions of $14.0 million, and
•a $3.5 million decrease in right-of-use assets primarily due to amortization of these assets.

        Net cash interest paid for the six months ended June 30, 2020 and 2019 related to our indebtedness (excluding finance or capital leases) totaled $114.2 million and $130.3 million, respectively. Our net cash flows from operating activities for the six months ended June 30, 2020 and 2019, before these interest payments, were cash inflows of $191.7 million and cash outflows of $0.7 million, respectively. Accordingly, our net cash provided by operating activities were sufficient to cover interest payments for the six months ended June 30, 2020 and insufficient for the six months ended June 30, 2019.
Cash Flows from Investing Activities

        Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.

For the six months ended June 30, 2020, net cash used in investing activities was $5.7 million primarily associated with capital expenditures of $5.9 million, offset by proceeds from the sale of assets of $1.4 million.
For the six months ended June 30, 2019, net cash provided by investing activities was $0.1 million primarily associated with the sale of equity securities of $5.4 million, offset by capital expenditures of $4.7 million and acquisition of intangible assets of $0.7 million.
Cash Flows from Financing Activities
Historically, our cash flows provided by financing activities primarily related to the issuance of equity securities and the issuance of debt by our subsidiaries, primarily to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows or through our Vivint Flex Pay program. Uses of cash for financing activities are generally associated with the return of capital to our stockholders, the repayment of debt and the payment of financing costs associated with the issuance of debt.
For the six months ended June 30, 2020, net cash provided by financing activities was $172.6 million, consisting of proceeds from the issuance of $1,550.0 million aggregate principal amount of 2027 Notes and Term Loans, $465.0 million capital contribution associated with the Merger, $359.2 million in borrowings on our revolving credit facility and $74.6 million from the exercise of warrants. These cash proceeds were offset by $1,749.5 million of repayments on existing notes, $499.0 million of repayments on our revolving credit facility, $12.3 million in financing costs and $4.4 million of repayments under our finance lease obligations,.
For the six months ended June 30, 2019, net cash provided by financing activities was $121.2 million, consisting primarily of $160.0 million in borrowings on our revolving credit facility and proceeds from the issuance of $225.0 million aggregate principal amount of 2024 notes. These cash proceeds were offset by $229.1 million of repayments on existing notes and $4.3 million of repayments under our finance lease obligations.
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of June 30, 2020, we had $2.95 billion of total debt outstanding, consisting of $677.0 million of outstanding 7.875% senior secured notes due 2022 (the “2022 notes”), $400.0 million of outstanding 7.625% senior notes due 2023 (the “2023 notes”), $225.0 million of outstanding 8.50% senior secured notes due 2024 (the “2024 notes”), $600.0 million of outstanding 6.75% senior secured notes due 2027 (the “2027 notes,” and together with the 2022 notes, 2023 notes and 2024 notes, the “Notes”), $947.6 million of borrowings outstanding under the 2025 Term Loan B (as defined below) and $105.2 million of borrowings outstanding under our revolving credit facility (with $229.2 million of additional availability under the revolving credit facility after giving effect to $15.6 million of letters of credit outstanding).
        2022 Notes
        As of June 30, 2020, APX had $677.0 million outstanding aggregate principal amount of its 2022 notes. Interest on the 2022 notes is payable semi-annually in arrears on June 1 and December 1 of each year.
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
        2023 Notes
        As of June 30, 2020, APX had $400.0 million outstanding aggregate principal amount of its 2023 notes. Interest on the 2023 notes is payable semi-annually in arrears on September 1 and March 1 of each year. The 2023 notes mature on September 1, 2023.
        We may, at our option, redeem at any time and from time to time some or all of the 2023 notes at the redemption prices specified in the indenture governing the 2023 notes, in each case, plus any accrued and unpaid interest to the date of redemption.

        2024 Notes
        As of June 30, 2020, APX had $225.0 million outstanding aggregate principal amount of its 2024 notes. Interest on the 2024 notes is payable semi-annually in arrears on May 1 and November 1 of each year.
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
2027 Notes
        As of June 30, 2020, APX had $600.0 million outstanding aggregate principal amount of its 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year.
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
As of June 30, 2020 we had $229.2 million of availability under our revolving credit facility (after giving effect to $15.6 million of letters of credit outstanding and $105.2 million of borrowings). Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $10.9 million and the Series C Revolving Commitments of approximately $330.8 million is currently 2.0% and (b) under the Series B Revolving Commitments of approximately $8.3 million is currently 3.0% and (2) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and the Series C Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on our meeting a consolidated first lien net leverage ratio test.
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
Guarantees and Security (Revolving Credit Facility, 2025 Term Loan B and Notes)
All of the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes are guaranteed by APX Group Holdings, Inc. and each of APX Group, Inc.'s existing and future material wholly-owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications). However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the revolving credit facility, the credit agreement governing the 2025 Term Loan B or our other indebtedness. All of the obligations under the Notes are also guaranteed by Vivint Smart Home, Inc.
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
We are providing the following information with respect to the Revolving Credit Facility, 2025 Term Loan B and the Notes. The financial information of Vivint Smart Home, Inc., APX Group Holdings, Inc., APX Group, Inc. and each guarantor subsidiary (collectively the “Guarantors”) is presented on a combined basis with intercompany balances and transactions between the Guarantors eliminated. The Guarantors' amounts due from, amounts due to, and transactions with non-guarantor subsidiaries are separately disclosed.

	Six months ended June 30, 2020	Twelve months ended December 31, 2019
	(in thousands)
Recurring and other revenues	$574,832	$1,084,749
Intercompany revenues	10,421	18,790
Total revenues	585,253	1,103,539
Total costs and expenses	673,495	1,246,351
Loss from operations	(88,242)	(142,812)
Other expenses	133,605	255,554
Income tax expense	292	237
Net loss	$(222,139)	$(398,603)

	June 30, 2020	December 31, 2019
	(in thousands)
Current assets	$404,366	$130,995
Amounts due from Non-Guarantor Subsidiaries	234,302	71,523
Non-current assets:
Capitalized contract costs	1,183,703	1,147,860
Goodwill	810,130	810,130
Intangible assets, net	132,407	164,330
Other non-current assets	116,875	201,273
Total non-current assets	2,243,115	2,323,593

Current liabilities	621,692	991,368
Amounts due to Non-Guarantor Subsidiaries	171,475	149,757
Non-current liabilities	$3,580,954	$3,354,638

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
The credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2020, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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
Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Part II. Item 1A—Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and this Quarterly Report on Form 10-Q. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under the revolving credit facility, incurring other indebtedness, additional equity or other financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.
Covenant Compliance
Under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes, our subsidiary, APX Group's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Covenant Adjusted EBITDA (which measure is defined as “Consolidated EBITDA” in the credit agreements governing the revolving credit facility and 2025 Term Loan B and “EBITDA” in the debt agreements governing the existing notes) for the applicable four-quarter period. Such tests include an incurrence-based maximum consolidated secured debt ratio and consolidated total debt ratio of 4.00 to 1.0 (or, in the case of each of the credit agreements governing the revolving credit facility and the 2025 Term Loan B, 4.25 to 1.00), an incurrence-based minimum fixed charge coverage ratio of 2.00 to 1.0, and, solely in the case of the credit agreement governing the revolving credit facility, a maintenance-based maximum consolidated first lien secured debt ratio of 5.95 to 1.0, each as determined in accordance with the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes, as applicable. Non-compliance with these covenants could restrict our ability to undertake certain activities or result in a default under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes. As of June 30, 2020, our consolidated first lien secured debt ratio was 3.18 to 1.0, our consolidated total debt ratio was 4.07 to 1.0 and our fixed charge coverage ratio was 3.31 to 1.0, in each case based on Covenant Adjusted EBITDA for the four quarters ended June 30, 2020 and as calculated in accordance with the applicable debt agreements.
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

The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

Twelve months ended June 30, 2020
Net loss	$(416,023)
Interest expense, net	249,996
Other expense, net	12,446
Income tax expense, net	2,260
Restructuring expenses (1)	20,941
Depreciation and amortization (2)	98,342
Amortization of capitalized contract costs	458,797
Non-capitalized contract costs (3)	259,315
Stock-based compensation (4)	65,887
Other adjustments (5)	62,846
Adjustment for a change in accounting principle (Topic 606) (6)	(86,093)
Covenant Adjusted EBITDA	$728,714
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
(4)Reflects non-cash compensation costs related to employee and director stock and stock incentive plans.
(5)Other adjustments represent primarily the following items (in thousands):

Twelve months ended June 30, 2020
Product development (a)	$16,279
Consumer financing fees (b)	14,464
Hiring, retention and termination payments (c)	4,817
Certain legal and professional fees (d)	7,700
Projected run-rate restructuring cost savings (e)	11,609
Monitoring fee (f)	7,004
All other adjustments (g)	973
Total other adjustments	$62,846
____________________
(a)Costs related to the development of control panels, including associated software, and peripheral devices.
(b)Monthly financing fees incurred under the Consumer Financing Program.
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

(6)The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

Twelve months ended June 30, 2020
Net loss	$68,475
Amortization of capitalized contract costs	(458,798)
Amortization of subscriber acquisition costs	302,402
Income tax (benefit) expense	1,828
Topic 606 adjustments	$(86,093)

Other Factors Affecting Liquidity and Capital Resources
Vivint Flex Pay. Vivint Flex Pay became our primary sales model beginning in March 2017. Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers up to $4,000. The annual percentage rates on these loans range between 0% and 9.99%, and are either installment loans or revolving loans with a 42 or 60 month term. Most loan terms are determined by the customer’s credit quality.
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in the liability for credit losses depending on the credit quality of the customer, with our Company being responsible for between 5% to 100% of lost principal balances, depending on factors specified in the agreement with such provider. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations. As of June 30, 2020 and December 31, 2019, the fair value of this derivative liability was $180.0 million and $136.9 million, respectively. As we continue to use of Vivint Flex Pay as our primary sales model, we expect our liability to third-party providers to continue to increase substantially and the rate of such increases may accelerate.
For other third-party provider loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36 month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of June 30, 2020, our total finance lease obligations were $9.2 million, of which $5.2 million is due within the next 12 months.

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
We had $105.2 million borrowings under the revolving credit facility as of June 30, 2020.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the six months ended June 30, 2020, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $3.4 million, our total assets would have decreased by $29.3 million and our total liabilities would have decreased by $26.7 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the six months ended June 30, 2020, before intercompany eliminations, approximately $34.4 million of our revenues, $292.7 million of our total assets and $266.6 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. Our subscriber contracts include exculpatory provisions as described under “—Subscriber Contracts—Other Terms” in our Annual Report on Form 10-K for the year ended December 31, 2019. We also have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations. See Note 12 of our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

ITEM 1A.	RISK FACTORS
For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for our Fiscal year 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. Except as set forth below and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year 2019.

Our Vivint Flex Pay plan is a new business model that may subject us to additional risks.

In 2017, we introduced Vivint Flex Pay, which allowed subscribers to finance the purchase of their products and related installation through our Vivint Flex Pay plan. Under Vivint Flex Pay, we offer to our qualified U.S. subscribers an opportunity to finance through a third party the purchase of products and related installation used in connection with our Smart Home services. We offer certain of our subscribers who do not qualify for third-party financing, and all Canadian subscribers the opportunity to finance their purchase of products and related installation under a retail installment contract program (a “RIC”), which is financed by us. Under Vivint Flex Pay, subscribers pay separately for the products and our services. As an alternative to the financing offered under these programs, subscribers are able to purchase the products by check, ACH, credit or debit card, and pay in full at the time of installation.

There can be no assurance that the Vivint Flex Pay plan will continue to be successful. If this plan is not favorably received by subscribers or is otherwise not performing as intended by us, it could have an adverse effect on our business, subscriber growth rate, financial condition and results of operations. In addition, reductions in consumer lending and/or the availability of consumer credit under the Vivint Flex Pay plan could limit the number of subscribers with the financial means to purchase the products and thus limit the number of subscribers who are able to subscribe to our Smart Home Services. There is no assurance that our current providers of consumer financing, or any other companies that may in the future offer financing to our subscribers will continue to provide subscribers with access to credit or that credit limits under such arrangements will be sufficient. In addition, a severe disruption in the global financial markets could impact the providers of credit under the Vivint Flex Pay plan, and such instability could also affect the ability of subscribers to access financing under the Vivint Flex Pay plan or otherwise. Such restrictions or limitations on the availability of consumer credit or unfavorable reception of the Vivint Flex Pay plan by potential subscribers could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). In 2019, the Company also received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). The Company has cooperated, and intends to continue to cooperate, with any government requests or inquiries. These regulatory investigations could result in significant costs, fines or penalties and damage our reputation. In addition, any resolution of such regulatory investigations may alter or limit the way we do business or result in termination or modification of existing business and financing relationships. If DOJ, FTC or other federal or state governmental agencies were to determine that violations of certain laws or regulations occurred, or if any proceedings or investigations were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material amounts, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected. In addition, even if regulatory inquiries or investigations do not result in an adverse determination or the payment of material amounts, we expect to continue to incur costs in connection with such matters and our business, reputation, financial condition, liquidity, or results of operations could be adversely impacted.

In the context of the regulatory inquiries discussed above, under the oversight of the Audit Committee and with assistance of third party advisors, the Company has voluntarily initiated an internal review of various policies, practices and training procedures, including those relating to its sales force and aspects of third-party financing arrangements. Based on this review, the Company is evaluating and implementing a range of measures designed to enhance its compliance program, including but not limited to communicating the Company’s commitment to building out a stronger culture of compliance across the Company’s sales organization, evaluating and redesigning the Company’s compliance function and disciplinary framework, increasing compliance and monitoring resources and strengthening the Company’s training program. In addition, the Company has disciplined and will continue to discipline (including termination) sales personnel for engaging in improper conduct in violation of the Company’s policies and to evaluate the roles of its sales and other senior personnel. If these and other measures that the Company may take in the future are not successful, it could adversely affect our business, reputation, financial condition, and results of operations. In addition, if we are unable to attract, train and retain a motivated and effective sales force, our business, financial condition, cash flows or results of operations could be adversely affected.

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

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the six months ended June 30, 2020, which related to shares withheld upon issuance of earnout shares to satisfy tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2020	—	—	—	—
February 1 - 29, 2020	27,148	$20.07	—	—
March 1 - 31, 2020	25,833	$27.98	—	—
April 1 - 30, 2020	14,443	20.92	—	—
May 1 - 31, 2020	926	10.18	—	—
June 1 - 30, 2020	17,583	14.39	—	—

(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger dated as of September 15, 2019, by and among Mosaic Acquisition Corp., Maiden Merger Sub, Inc. and Vivint Smart Home, Inc.	8-K	001-38246	2.1	9/16/2019
4.1	First Amendment to Stockholders Agreement, dated as of April 24, 2020	8-K	001-38246	10.1	4/27/2020
10.1	Form of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan					X
31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Vivint Smart Home, Inc.

Date:	August 6, 2020	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 6, 2020	By:	/s/ Dale R. Gerard
Dale R. Gerard
Chief Financial Officer (Principal Financial Officer)