Form 10-Q
period 2020-09-30
Vivint Smart Home, Inc.
filed 2020-11-05
CIK 1713952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2020, there were 198,470,112 shares of Class A common stock outstanding.

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
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, in each case as filed with the Securities and Exchange Commission (the “SEC”), and contained elsewhere in this Quarterly Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, as filed with the SEC, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov. The risks described herein or in the “Risk Factors” sections referenced above are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$295,682	$4,549
Accounts and notes receivable, net	72,194	64,216
Inventories	60,789	64,622
Prepaid expenses and other current assets	13,546	18,063
Total current assets	442,211	151,450

Property, plant and equipment, net	51,503	61,088
Capitalized contract costs, net	1,333,396	1,215,249
Deferred financing costs, net	1,767	1,123
Intangible assets, net	125,780	177,811
Goodwill	835,788	836,540
Operating lease right-of-use assets	59,407	65,320
Long-term notes receivables and other assets, net	74,827	95,827
Total assets	$2,924,679	$2,604,408
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$53,265	$86,554
Accrued payroll and commissions	138,919	72,642
Accrued expenses and other current liabilities	214,132	139,389
Deferred revenue	310,043	234,612
Current portion of notes payable, net	9,500	461,420
Current portion of operating lease liabilities	12,686	11,640
Current portion of finance lease liabilities	3,937	7,708
Total current liabilities	742,482	1,013,965

Notes payable, net	2,402,773	2,471,659
Notes payable, net - related party	414,833	103,634
Revolving credit facility	—	245,000
Finance lease liabilities, net of current portion	3,104	5,474
Deferred revenue, net of current portion	614,092	405,786
Operating lease liabilities	55,924	63,477
Other long-term obligations	127,767	80,540
Deferred income tax liabilities	974	2,231
Total liabilities	4,361,949	4,391,766
Commitments and contingencies (See Note 12)
Stockholders’ deficit:
Class A Common stock, $0.0001 par value, 3,000,000,000 shares authorized; 198,072,082 and 94,937,597 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	20	9
Preferred stock, $0.0001 par value, 3,000,000 shares authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,424,110	740,121
Accumulated deficit	(2,833,112)	(2,500,022)
Accumulated other comprehensive loss	(28,288)	(27,466)
Total stockholders’ deficit	(1,437,270)	(1,787,358)
Total liabilities and stockholders’ deficit	$2,924,679	$2,604,408

See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Recurring and other revenue	$318,960	$290,844	$928,194	$848,146
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	92,016	99,759	257,367	274,848
Selling expenses (exclusive of amortization of deferred commissions of $49,429; $45,981; $145,017 and $134,299, respectively, which are included in depreciation and amortization shown separately below)	79,716	48,348	198,676	149,865
General and administrative expenses	68,297	47,807	180,698	141,585
Depreciation and amortization	143,965	137,536	423,389	403,261
Restructuring expenses	—	—	20,941	—
Total costs and expenses	383,994	333,450	1,081,071	969,559
Loss from operations	(65,034)	(42,606)	(152,877)	(121,413)
Other expenses (income):
Interest expense	50,987	65,233	170,795	194,798
Interest income	(26)	—	(287)	(23)
Other (income) expense, net	(8,286)	(5,682)	9,381	(8,126)
Loss before income taxes	(107,709)	(102,157)	(332,766)	(308,062)
Income tax expense (benefit)	230	249	324	(604)
Net loss	$(107,939)	$(102,406)	$(333,090)	$(307,458)
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.58)	$(1.08)	$(1.93)	$(3.24)
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic and diluted	187,551,208	94,874,047	172,443,930	94,760,420
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(107,939)	$(102,406)	$(333,090)	$(307,458)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	589	(273)	(822)	801
Total other comprehensive income (loss)	589	(273)	(822)	801
Comprehensive loss	$(107,350)	$(102,679)	$(333,912)	$(306,657)
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except shares)

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, beginning of period	—	$—	184,349,606	$18	$1,349,158	$(2,725,173)	$(28,877)	$(1,404,874)
Issuance of earnout shares	—	—	11,726,753	2	(2)	—	—	—
Tax withholdings related to net share settlement of equity awards	—	—	(69,088)	—	(1,962)	—	—	(1,962)
Forfeited shares	—	—	(27,031)	—	—	—	—	—
Warrants exercised	—	—	1,658,097	—	19,069	—	—	19,069
Issuance of common stock upon exercise or vesting of equity awards	—	—	433,745	—	—	—	—	—
Net Loss	—	—	—	—	—	(107,939)	—	(107,939)
Foreign currency translation adjustment	—	—	—	—	—	—	589	589
Stock-based compensation	—	—	—	—	57,847	—	—	57,847
Balance, end of period	—	$—	198,072,082	$20	$1,424,110	$(2,833,112)	$(28,288)	$(1,437,270)

	Three Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, beginning of period as originally reported	79,791	$1	1,006,785	$10	$737,800	$(2,309,149)	$(27,763)	$(1,599,101)
Retroactive application of recapitalization	(79,791)	(1)	93,731,395	(1)	2	—	—	—
Adjusted balance, beginning of period	—	—	94,738,180	9	737,802	(2,309,149)	(27,763)	(1,599,101)
Capital contribution	—	—	199,417	—	4,700	—	—	4,700
Return of capital	—	—	—	—	(4,789)	—	—	(4,789)
Net Loss	—	—	—	—	—	(102,406)	—	(102,406)
Foreign currency translation adjustment	—	—	—	—	—	—	(273)	(273)
Stock-based compensation	—	—	—	—	1,458	—	—	1,458
Balance, end of period	—	$—	94,937,597	$9	$739,171	$(2,411,555)	$(28,036)	$(1,700,411)

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, beginning of period as originally reported	79,791	$1	1,009,144	$10	$740,119	$(2,500,022)	$(27,466)	$(1,787,358)
Retroactive application of recapitalization	(79,791)	(1)	93,928,453	(1)	2	—	—	—
Adjusted balance, beginning of period	—	—	94,937,597	9	740,121	(2,500,022)	(27,466)	(1,787,358)
Recapitalization transaction	—	—	59,793,021	6	461,270	—	—	461,276
Issuance of earnout shares	—	—	35,096,994	5	(5)	—	—	—
Tax withholdings related to net share settlement of equity awards	—	—	(155,021)	—	(3,759)	—	—	(3,759)
Forfeited shares	—	—	(188,972)	—	—	—	—	—
Warrants exercised	—	—	8,148,926	—	93,713	—	—	93,713
Issuance of common stock upon exercise or vesting of equity awards	—	—	439,537	—	—	—	—	—
Net Loss	—	—	—	—	—	(333,090)	—	(333,090)
Foreign currency translation adjustment	—	—	—	—	—	—	(822)	(822)
Stock-based compensation	—	—	—	—	121,664	—	—	121,664
Restructuring expenses	—	—	—	—	11,106	—	—	11,106
Balance, end of period	—	$—	198,072,082	$20	$1,424,110	$(2,833,112)	$(28,288)	$(1,437,270)

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, beginning of period as originally reported	79,791	$1	1,006,290	$10	$735,966	$(2,104,181)	$(28,837)	$(1,397,041)
Retroactive application of recapitalization	(79,791)	(1)	93,690,052	(1)	2	—	—	—
Adjusted balance, beginning of period	—	—	94,696,342	9	735,968	(2,104,181)	(28,837)	(1,397,041)
Issuance of common stock upon exercise or vesting of equity awards	—	—	41,838	—	—	—	—	—
Capital contribution	—	—	199,417	—	4,700	—	—	4,700
Return of capital	—	—	—	—	(4,789)	—	—	(4,789)
Net Loss	—	—	—	—	—	(307,458)	—	(307,458)
Foreign currency translation adjustment	—	—	—	—	—	—	801	801
Stock-based compensation	—	—	—	—	3,292	—	—	3,292
ASU 2016-02 adoption	—	—	—	—	—	84	—	84
Balance, end of period	—	$—	94,937,597	$9	$739,171	$(2,411,555)	$(28,036)	$(1,700,411)

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(333,090)	$(307,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	355,471	323,451
Amortization of customer relationships	49,396	55,896
Depreciation and amortization of property, plant and equipment and other intangible assets	18,522	23,914
Amortization of deferred financing costs and bond premiums and discounts	2,988	3,528
Expense for previously deferred offering costs	—	114
Gain on fair value changes of equity securities	—	(2,254)
Loss on sale or disposal of assets	919	591
Loss on early extinguishment of debt	12,710	806
Stock-based compensation	121,664	3,292
Provision for doubtful accounts and expected credit losses	17,293	16,988
Deferred income taxes	(1,180)	(452)
Non-cash restructuring expenses	11,106	—
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(23,579)	(29,897)
Inventories	3,750	(48,976)
Prepaid expenses and other current assets	(1,655)	(1,608)
Capitalized contract costs, net	(475,708)	(453,366)
Long-term notes receivables, other assets, net	20,364	16,007
Right-of-use assets	5,907	5,780
Accounts payable	(28,633)	22,812
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	185,560	113,805
Current and long-term operating lease liabilities	(6,500)	(7,182)
Deferred revenue	284,735	141,459
Net cash provided by (used in) operating activities	220,040	(122,750)
Cash flows from investing activities:
Capital expenditures	(8,620)	(7,080)
Proceeds associated with disposal of capital assets	1,508	578
Acquisition of intangible assets	(1,592)	(1,393)
Proceeds from sales of equity securities	—	5,430
Net cash used in investing activities	(8,704)	(2,465)
Cash flows from financing activities:
Proceeds from notes payable	1,241,000	225,000
Proceeds from notes payable - related party	309,000	—
Repayment of notes payable	(1,577,124)	(231,075)
Repayment of notes payable - related party	(174,800)	—
Borrowings from revolving credit facility	359,200	200,500
Repayments on revolving credit facility	(604,200)	(66,500)
Proceeds from warrant exercises	93,713	—
Proceeds from Mosaic recapitalization	463,311	—
Proceeds from capital contribution	—	4,700
Repayments of finance lease obligations	(6,285)	(6,300)
Financing costs	(11,191)	—
Deferred financing costs	(12,894)	(4,896)
Return of capital	—	(5,436)
Payment of offering costs	—	(695)
Net cash provided by financing activities	79,730	115,298
Effect of exchange rate changes on cash	67	22
Net increase (decrease) in cash and cash equivalents	291,133	(9,895)
Cash and cash equivalents:
Beginning of period	4,549	12,773
End of period	$295,682	$2,878
Supplemental non-cash investing and financing activities:
Finance lease additions	$699	$5,314
Intangible asset acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$491	$1,700
Capital expenditures included within accounts payable	$1,737	$1,653
Debt and equity financing costs included within accounts payable	$72	$2,877
Tax withholding related to issuance of shares	$3,758	$—
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company without audit. The accompanying consolidated financial statements include the accounts of Vivint Smart Home, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2019 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Vivint Flex Pay
The Vivint Flex Pay plan (“Vivint Flex Pay”) became the Company's primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through third-party financing providers (“Consumer Financing Program”), (2) the Company offers to a limited number of customers not eligible for the Consumer Financing Program, but who qualify under the Company's underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card.
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
Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers of up to $4,000. Most loan terms are determined based on the customer's credit quality. The annual percentage rates on these loans range between 0% and 9.99%, and are either installment or revolving loans with a 42 or 60 month term.
For certain third-party provider loans, the Company pays a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider and the Company shares liability for credit losses, with the Company being responsible for between 5% and 100% of lost principal balances. Additionally, the Company is responsible for reimbursing certain third-party financing providers for merchant transaction fees associated with the loans. Because of the nature of these provisions, the Company records a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the unaudited condensed consolidated statement of operations. (see Note 9 “Financial Instruments” for additional information).
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
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services, amounts due from third-party financing providers and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. Accounts receivable totaled $27.7 million and $20.5 million at September 30, 2020 and December 31, 2019, respectively, net of the allowance for doubtful accounts of $8.5 million and $8.1 million at September 30, 2020 and December 31, 2019, respectively. In accordance with Topic 326, the Company estimates this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $4.2 million and $5.4 million for the three months ended September 30, 2020 and 2019, respectively and $17.3 million and $17.0 million for the nine months ended September 30, 2020 and 2019, respectively.
The changes in the Company’s allowance for accounts receivable were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$8,429	$6,637	$8,118	$5,594
Provision for doubtful accounts	4,155	5,352	17,293	16,988
Write-offs and adjustments	(4,113)	(5,250)	(16,940)	(15,843)
Balance at end of period	$8,471	$6,739	$8,471	$6,739

Revenue Recognition
The Company offers its customers smart home services combining Products, including a proprietary hub, door and window sensors, door locks, security cameras and smoke alarms; installation; and a proprietary back-end cloud platform software and Services. These together create an integrated system that allows the Company’s customers to monitor, control and protect their home (“Smart Home Services”). The Company’s customers are buying this integrated system that provides them with these Smart Home Services. The number and type of Products purchased by a customer depends on their desired functionality. Because the Products and Services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Smart Home Services, the Company has concluded that installed Products, related installation and Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term, which is the period in which the parties to the contract have enforceable rights and obligations. The Company has determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase Products upon renewal. Proceeds allocated to the material right are recognized over the period of benefit, which is generally three years.
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
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. These costs are deferred and amortized on a straight-line basis over the expected period of benefit that the Company has determined to be five years. The period of benefit of five years is longer than the term of some of our contracts because of anticipated contract renewals. The Company applies this period of benefit to its entire portfolio of contracts. The Company updates its estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations. These deferred costs are periodically reviewed for impairment. Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts are expensed as incurred. These costs include those associated with housing, marketing and recruiting, non-direct lead generation costs, certain portions of sales commissions and residuals, overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber.
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
Property, Plant and Equipment and Long-lived Assets
Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under finance leases, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from 2 to 10 years. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. Amortization expense associated with leased assets is included in depreciation expense. Routine repairs and maintenance are charged to expense as incurred.
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
During the three and nine months ended September 30, 2020 and 2019, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of capitalized contract costs	$121,681	$111,177	$355,471	$323,450
Amortization of definite-lived intangibles	17,358	20,016	52,167	60,484
Depreciation of property, plant and equipment	4,926	6,343	15,751	19,327
Total depreciation and amortization	$143,965	$137,536	$423,389	$403,261
Leases
Effective January 1, 2019 the Company accounts for leases under Topic 842. Under Topic 842, the Company determines if an arrangement is a lease at inception. Lease right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit rate when available. When implicit rates are not available, the Company uses an incremental borrowing rate based on the information available at commencement date. The lease ROU asset also includes any lease payments made and is reduced by lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not record lease ROU assets and liabilities for leases with terms of 12 months or less.

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
Prior to the adoption of Topic 842, the Company's leases were classified as either operating or capital leases. Capital lease liabilities were stated separately on the unaudited condensed consolidated balance sheets and capital lease assets were included in property, plant and equipment, net on the unaudited condensed consolidated balance sheets. Operating leases were not recognized in the balance sheet. Capital lease balances are presented on the same lines as finance lease balances for comparative prior periods in the unaudited condensed consolidated financial statements. See note 13 "Leases" for additional information related to the impact of adopting Topic 842.
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 3 “Long-Term Debt.” Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at September 30, 2020 and December 31, 2019 were $1.8 million and $1.1 million, net of accumulated amortization of $10.9 million and $10.6 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at September 30, 2020 and December 31, 2019 were $29.0 million and $27.0 million, net of accumulated amortization of $69.1 million and $63.5 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $1.9 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively and $6.0 million and $7.4 million for the nine months ended September 30, 2020 and 2019, respectively (See Note 3 “Long-Term Debt” for additional detail).
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
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The amount included in accrued payroll and commissions was $4.0 million and $4.5 million at September 30, 2020 and December 31, 2019, respectively, and the amount included in other long-term obligations was $22.7 million and $22.1 million at September 30, 2020 and December 31, 2019, respectively.
Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 11 “Stock-Based Compensation and Equity” for additional details).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $16.4 million and $16.1 million for the three months ended September 30, 2020 and 2019, respectively and $43.2 million and $46.1 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Concentrations of Supply Risk
As of September 30, 2020, approximately 91% of the Company’s installed panels were SkyControl panels and approximately 8% were 2GIG Go!Control panels. The loss of the Company's SkyControl panel supplier could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2020 and 2019.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of September 30, 2020 consisted of one reporting unit. As of September 30, 2020, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Translation (gain) loss	$(1,300)	$773	$2,220	$(2,082)
Letters of Credit
As of each September 30, 2020 and December 31, 2019, the Company had $15.6 million and $11.1 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
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
During the nine months ended September 30, 2020 and 2019, the Company recognized revenues of $190.3 million and $178.4 million, respectively, that were included in the deferred revenue balance as of December 31, 2019 and 2018, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2020, approximately $3.0 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 60% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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

3. Long-Term Debt
The Company’s debt at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
7.875% Senior Secured Notes Due 2022	677,000	8,844	(5,310)	680,534
7.625% Senior Notes Due 2023	400,000	—	(2,451)	397,549
8.500% Senior Secured Notes Due 2024	225,000	—	(3,755)	221,245
6.750% Senior Secured Notes Due 2027	600,000	—	(6,005)	593,995
Senior Secured Term Loan - noncurrent	935,750	—	(11,467)	924,283
Total Long-Term Debt	2,837,750	8,844	(28,988)	2,817,606
Senior Secured Term Loan - current	9,500	—	—	9,500
Total Debt	$2,847,250	$8,844	$(28,988)	$2,827,106

	December 31, 2019
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
Senior Secured Revolving Credit Facility	$245,000	$—	$—	$245,000
8.875% Senior Secured Notes due 2022	270,000	(1,645)	(451)	267,904
7.875% Senior Secured Notes due 2022	900,000	15,480	(9,532)	905,948
7.625% Senior Notes Due 2023	400,000	—	(3,081)	396,919
8.500% Senior Secured Notes Due 2024	225,000	—	(4,431)	220,569
Senior Secured Term Loan - noncurrent	791,775	—	(7,822)	783,953
Total Long-Term Debt	2,831,775	13,835	(25,317)	2,820,293
Current Debt:
Senior Secured Term Loan - current (2)	8,100	—	—	8,100
8.750% Senior Notes due 2020	454,299	$742	$(1,721)	$453,320
Total Current Debt	462,399	742	(1,721)	461,420
Total Debt	$3,294,174	$14,577	$(27,038)	$3,281,713

(1)Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019 were $1.8 million and $1.1 million, respectively.
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

Notes Payable
2022 Notes
As of September 30, 2020, APX had $677.0 million outstanding aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes”). The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2024 notes (as defined below), the 2027 notes (as defined below), the revolving credit facilities and the Term Loan, in each case, subject to certain exceptions and permitted liens.

2023 Notes
As of September 30, 2020, APX had $400.0 million outstanding aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes”) with a maturity date of September 1, 2023.
2024 Notes
As of September 30, 2020, APX had $225.0 million outstanding aggregate principal amount of 8.50% senior secured notes due 2024 (the “2024 notes” and, together with the 2022 notes and the 2027 notes, the “existing senior secured notes”). The 2024 notes will mature on November 1, 2024, unless, under “Springing Maturity” provisions, on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the indenture for the 2023 notes, in which case the 2024 Notes will mature on June 1, 2023. The 2024 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facilities and the Term Loan, in all each case, subject to certain exceptions and permitted liens.
2027 Notes
As of September 30, 2020, APX had $600.0 million outstanding aggregate principal amount of 6.75% senior secured notes due 2027 (the “2027 notes” and, together with the 2022 notes, the 2023 notes and the 2024 notes the “Notes”). The 2027 notes will mature on February 15, 2027, unless, under “Springing Maturity” provisions on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the note purchase agreement for the 2023 notes, in which case the 2027 Notes will mature on June 1, 2023. The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facility and the Term Loan, in each case, subject to certain exceptions and permitted liens.
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
Term Loan
As of September 30, 2020, APX had outstanding term loans in an aggregate principal amount of $945.3 million (the “Term Loan”) under its amended and restated credit agreement. APX is required to make quarterly amortization payments under the Term Loan in an amount equal to 0.25% of the aggregate principal amount of the Term Loan outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loan will be due and payable in full on December 31, 2025, unless, pursuant to a “Springing Maturity” provision on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been repaid or redeemed, in which case the Term Loan will mature on June 1, 2023.
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

	Original premium extinguished	Previously deferred financing costs extinguished	New financing costs	Total other expense and loss on extinguishment	Previously deferred financing costs rolled over	New deferred financing costs	Total deferred financing costs remaining after issuance
Nine months ended September 30, 2020
2027 Notes issuance - February 2020	$(2,749)	$4,033	$6,146	$7,430	$205	$6,346	$6,551
Term Loan issuance - February 2020	—	235	5,045	5,280	6,973	5,461	12,434
Total	$(2,749)	$4,268	$11,191	$12,710	$7,178	$11,807	$18,985
Nine months ended September 30, 2019
2024 Notes issuance - May 2019	$(588)	$1,395	$—	$807	$—	$4,956	$4,956

Deferred financing costs are amortized to interest expense over the life of the issued debt.    The Company had no debt issuances or related modification or extinguishment costs during the three months ended September 30, 2020 and 2019, respectively.
The following table presents deferred financing activity for the nine months ended September 30, 2020 and 2019 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2019	Additions	Early Extinguishment	Amortized	Balance September 30, 2020
Revolving Credit Facility	$1,123	$1,027	$—	$(383)	$1,767
2020 Notes	1,721	—	(1,565)	(156)	—
2022 Private Placement Notes	451	(205)	(221)	(25)	—
2022 Notes	9,532	—	(2,247)	(1,975)	5,310
2023 Notes	3,081	—	—	(630)	2,451
2024 Notes	4,431	—	—	(676)	3,755
2027 Notes	—	6,551	—	(546)	6,005
Term Loan	7,822	5,461	(235)	(1,581)	11,467
Total Deferred Financing Costs	$28,161	$12,834	$(4,268)	$(5,972)	$30,755

	Unamortized Deferred Financing Costs
	Balance December 31, 2018	Additions	Early Extinguishment	Amortized	Balance September 30, 2019
Revolving Credit Facility	$2,058	$—	$—	$(710)	$1,348
2020 Notes	5,380	—	(1,395)	(1,795)	2,190
2022 Private Placement Notes	602	—	—	(113)	489
2022 Notes	12,799	—	—	(2,451)	10,348
2023 Notes	3,922	—	—	(630)	3,292
2024 Notes	—	4,956	—	(300)	4,656
Term Loan	9,662	—	—	(1,380)	8,282
Total Deferred Financing Costs	$34,423	$4,956	$(1,395)	$(7,379)	$30,605

    Revolving Credit Facility

During the nine months ended September 30, 2020, APX amended and restated the credit agreement governing its existing senior secured revolving credit facility to provide for, among other things, (1) an increase in the aggregate commitments previously available to it to $350.0 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.
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
There were no outstanding borrowings under the revolving credit facility as of September 30, 2020 and $245.0 million as of December 31, 2019. As of September 30, 2020 the Company had $334.4 million of availability under the revolving credit facility (after giving effect to $15.6 million of letters of credit outstanding and no borrowings).

    Guarantees
All of the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the Term Loan and the debt agreements governing the Notes are guaranteed by Vivint Smart Home, Inc., APX Group Holdings, Inc., APX Group and each of APX Group's existing and future material wholly-owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications). However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the revolving credit facility, the credit agreement governing the Term Loan or the Company's other indebtedness.

4. Retail Installment Contract Receivables
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term notes receivables and other assets, net in the unaudited condensed consolidated unaudited balance sheets.
The following table summarizes the RIC receivables (in thousands):

	September 30, 2020	December 31, 2019
RIC receivables, gross	$156,038	$192,058
RIC allowance	(30,579)	(39,219)
Imputed interest	(15,469)	(20,294)
RIC receivables, net	$109,990	$132,545

Classified on the unaudited condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$44,489	$43,733
Long-term notes receivables and other assets, net	65,501	88,812
RIC receivables, net	$109,990	$132,545
The changes in the Company’s RIC allowance were as follows (in thousands):

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
RIC allowance, beginning of period	$39,219	$22,080
Write-offs, net of recoveries	(11,793)	(16,445)
Additions from RICs originated during the period	5,909	19,768
Change in expected credit losses	(2,114)	18,233
Other Adjustments (1)	(642)	(1,186)
RIC allowance, end of period	$30,579	$42,450

(1) Other adjustments primarily reflect changes in foreign currency exchange rates related to Canadian RICs.
The amount of RIC imputed interest income recognized in recurring and other revenue was $2.5 million and $4.0 million during the three months ended September 30, 2020 and 2019, respectively and $8.2 million and $10.6 million during the nine months ended September 30, 2020 and 2019, respectively.
Change in Accounting Estimate in 2019
RIC receivables are recorded at their present value, net of the RIC allowance and imputed interest. The Company records the RIC allowance as an adjustment to deferred revenue and as an adjustment to the face amount of the related receivable. The RIC allowance considers a number of factors, including collection experience, credit quality of the subscriber base and other qualitative considerations such as macro-economic factors.
In the third quarter of 2019, with over two years of RIC customer history, the Company believed that it had sufficient data and experience from RIC receivables to reevaluate the remaining RIC allowance. The Company determined that actual RIC write-offs were trending higher than the expected write-offs used in the original estimates. Therefore, the Company determined that it was necessary to adjust the remaining RIC allowance balance primarily associated with subscribers originated in 2017 and 2018, to reflect the new estimate of the present value of cash expected to be collected over the remaining contractual periods.
In accordance with this change in accounting estimate, in the third quarter of 2019 the Company increased the RIC allowance and recognized an adjustment to revenue to record the proportional amount related to performance obligations that have already been delivered and the remaining amount (related to undelivered performance obligations) to deferred revenue. The Company recorded a total increase to the RIC allowance and imputed interest of $26.6 million, with a decrease to deferred revenue of $17.5 million and a decrease to recurring and other revenue of $9.1 million. The decrease to revenue resulted in a corresponding increase to net loss for the three and nine months ended September 30, 2019. This change in estimate increased basic and diluted net loss per share by $0.10 for the three and nine months ended September 30, 2019.

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
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the nine months ended September 30, 2020:

Recapitalization
(in thousands)
Cash - Mosaic (net of redemptions)	$35,344
Cash - Subscribers and Forward Purchasers	453,221
Less fees to underwriters and other transaction costs	(25,254)
Net cash received from recapitalization	463,311
Less: non-cash net liabilities assumed from Mosaic	(5)
Less: deferred and accrued transaction costs	(2,030)
Net contributions from recapitalization	$461,276
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
Earnout consideration
Following the closing of the Merger, holders of Vivint common stock and holders of Rollover Restricted Stock (as defined in the Merger Agreement) and outstanding Rollover Equity Awards (as defined in the Merger Agreement) had the contingent right to receive, in the aggregate, up to 37,500,000 shares of Common Stock if, from the closing of the Merger until the fifth anniversary thereof, the dollar volume-weighted average price of Common Stock exceeded certain thresholds. The first issuance of 12,500,000 earnout shares occurred when the volume-weighted average price of Common Stock exceeded $12.50 for any 20 trading days within any 30 trading day period (the “First Earnout”). The second issuance of 12,500,000 earnout shares occurred when the volume weighted average price of Common Stock exceeded $15.00 for any 20 trading days within any 30 trading day period (the “Second Earnout”). The third issuance of 12,500,000 earnout shares occurred when the volume weighted average price of Common Stock exceeded $17.50 for any 20 trading days within any 30 trading day period (the “Third Earnout”) (as further described in the Merger Agreement).
Subsequent to the closing of the Merger, the issuance of 11,595,663, 11,600,551 and 11,535,802 earnout shares occurred in February 2020, March 2020 and September 2020, respectively, after attainment of the First Earnout, Second Earnout and Third Earnout. The difference in the shares issued in the earnouts and the aggregate amounts defined in the Merger Agreement above are attributable to unissued shares reserved for future issuance to holders of Rollover Equity Awards, which are subject to the same vesting terms and conditions as the underlying Rollover Equity Awards. During the nine months ended September 30, 2020, 364,978 additional earnout shares were issued as a result of vesting associated with Rollover Equity Awards. Additionally, shares were withheld from employees to satisfy the mandatory tax withholding requirements. The Company has determined that the earnout shares issued to non-employee shareholders and to holders of Vivint common stock, Rollover Restricted Stock, and vested Rollover Equity Awards qualify for the scope exception in ASC 815-10-15-74(a) and meet the criteria for equity classification under ASC 815-40. These earnout shares were initially measured at fair value at Closing. Upon the attainment of the share price targets, the earnout shares delivered to the equity holders are recorded in equity as shares issued, with the appropriate allocation to common stock at par and additional paid-in capital. Since all earnout shares have determined to be equity-classified, there is no remeasurement unless reclassification is required. For the earnout shares associated with unvested Rollover Equity Awards, the Company has determined that they qualify for equity classification and are subject to stock-based compensation expense under ASC 718.

6. Balance Sheet Components
The following table presents material balance sheet component balances (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses and other current assets
Prepaid expenses	$11,601	$7,753
Deposits	823	870
Other	1,122	9,440
Total prepaid expenses and other current assets	$13,546	$18,063
Capitalized contract costs
Capitalized contract costs	$3,373,813	$2,903,389
Accumulated amortization	(2,040,417)	(1,688,140)
Capitalized contract costs, net	$1,333,396	$1,215,249
Long-term notes receivables and other assets
RIC receivables, gross	$111,549	$148,325
RIC Allowance	(30,579)	(39,219)
RIC imputed interest	(15,469)	(20,294)
Security deposits	6,591	6,715
Other	2,735	300
Total long-term notes receivables and other assets, net	$74,827	$95,827
Accrued payroll and commissions
Accrued commissions	$101,532	$36,976
Accrued payroll	37,387	35,666
Total accrued payroll and commissions	$138,919	$72,642
Accrued expenses and other current liabilities
Accrued interest payable	$34,327	$31,327
Current portion of derivative liability	131,697	80,366
Service warranty accrual	7,308	8,680
Loss contingencies	12,125	1,831
Other	28,675	17,185
Total accrued expenses and other current liabilities	$214,132	$139,389

7. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019	Estimated Useful Lives
Vehicles	$39,853	$46,496	3 - 5 years
Computer equipment and software	69,026	63,197	3 - 5 years
Leasehold improvements	28,994	28,593	2 - 15 years
Office furniture, fixtures and equipment	21,229	20,786	2 - 7 years
Construction in process	4,838	3,480
Property, plant and equipment, gross	163,940	162,552
Accumulated depreciation and amortization	(112,437)	(101,464)
Property, plant and equipment, net	$51,503	$61,088

Property, plant and equipment, net includes approximately $18.5 million and $24.3 million of assets under finance lease obligations at September 30, 2020 and December 31, 2019, respectively, net of accumulated amortization of $22.2 million and $22.8 million, respectively. Depreciation and amortization expense on all property, plant and equipment was $4.9 million and $6.3 million during the three months ended September 30, 2020 and 2019, respectively and $15.8 million and $19.3 million during the nine months ended September 30, 2020 and 2019, respectively. Amortization expense relates to assets under finance or capital leases and is included in depreciation and amortization expense.

8. Goodwill and Intangible Assets
    Goodwill
As of September 30, 2020 and December 31, 2019, the Company had a goodwill balance of $835.8 million and $836.5 million, respectively. The change in the carrying amount of goodwill during the nine months ended September 30, 2020 was the result of foreign currency translation adjustments.
    Intangible assets, net
The following table presents intangible asset balances (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$965,472	$(842,594)	$122,878	$967,623	$(794,926)	$172,697	10 years
2GIG 2.0 technology	17,000	(16,884)	116	17,000	(16,534)	466	8 years
Other technology	4,725	(3,946)	779	4,725	(2,858)	1,867	2 - 7 years
Space Monkey technology	7,100	(7,100)	—	7,100	(6,809)	291	6 years
Patents	13,357	(11,415)	1,942	12,885	(10,454)	2,431	5 years
Total definite-lived intangible assets:	$1,007,654	$(881,939)	$125,715	$1,009,333	$(831,581)	$177,752

Indefinite-lived intangible assets:
Domain names	65	—	65	59	—	59
Total intangible assets, net	$1,007,719	$(881,939)	$125,780	$1,009,392	$(831,581)	$177,811

Amortization expense related to intangible assets was approximately $17.4 million and $20.0 million for the three months ended September 30, 2020 and 2019, respectively and $52.2 million and $60.5 million during the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, the remaining weighted-average amortization period for definite-lived intangible assets was 2.1 years. Estimated future amortization expense of intangible assets, excluding approximately $0.2 million in patents currently in process, is as follows as of September 30, 2020 (in thousands):

2020 - Remaining Period	$17,257
2021	59,060
2022	49,009
2023	165
2024	43
Thereafter	—
Total estimated amortization expense	$125,534

9. Financial Instruments
    Cash and Cash Equivalents
Cash equivalents are classified as level 1 assets, as they have readily available market prices in an active market.
The following tables set forth the Company’s cash and cash equivalents' adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$265,648	$—	$—	$265,648	$265,648
Level 1:
Money market funds	30,034	—	—	30,034	30,034
Total	$295,682	$—	$—	$295,682	$295,682

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$4,545	$—	$—	$4,545	$4,545
Level 1:
Money market funds	4	—	—	—	4
Total	$4,549	$—	$—	$4,545	$4,549

The Company sold equity securities in June 2019 and realized a gain of $2.3 million.
The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
    Long-Term Debt
Components of long-term debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	September 30, 2020		December 31, 2019		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2020 Notes	$—	$—	$454,299	$455,253	8.750%
2022 Private Placement Notes	—	—	270,000	267,975	8.875%
2022 Notes	677,000	679,573	900,000	909,000	7.875%
2023 Notes	400,000	406,160	400,000	378,040	7.625%
2024 Notes	225,000	240,795	225,000	232,290	8.500%
2027 Notes	600,000	623,220	—	—	6.750%
Term Loan	945,250	945,250	799,875	799,875	N/A
Total	$2,847,250	$2,894,998	$3,049,174	$3,042,433
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding derivative instrument as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Consumer Financing Program Contractual Obligations:
Fair value	$222,171	$136,863
Notional amount	890,625	534,560

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	131,697	80,366
Other long-term obligations	90,474	56,497
Total Consumer Financing Program Contractual Obligation	$222,171	$136,863
Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative liability instrument for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Balance, beginning of period	$136,863	$117,620
Additions	136,682	71,433
Settlements	(46,223)	(40,470)
Net losses included in earnings	(5,151)	(5,136)
Balance, end of period	$222,171	$143,447

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
The Company’s effective income tax rate for the nine months ended September 30, 2020 and 2019 was approximately a negative 0.10% and 0.20%, respectively. The effective tax rates for the nine months ended September 30, 2020 and 2019 differ from the statutory rate primarily due to not benefiting from expected US losses, US state minimum taxes and projected losses in Canada. The effective tax rate for the nine months ended September 30, 2019 was also impacted by a discrete change in valuation allowance resulting from an acquisition during that period.
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

11. Stock-Based Compensation and Equity
Restricted Stock
Prior to the Business Combination, Legacy Vivint Smart Home’s indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). As part of the Business Combination, all vested Incentive Units, other than certain Holdback Executives, were redeemed by 313 for a number of shares in Vivint Smart Home and Vivint Solar, if any, assuming a hypothetical liquidation of 313. All unvested Incentive Units were redeemed by 313 Acquisition for a number of shares of restricted stock in Vivint Smart Home (“Restricted Stock”), if any. As part of the Business Combination, the vesting terms were modified such that all shares (other than those held by non-employee directors or their affiliates) were converted to time-based annual vesting. As of September 30, 2020, 527,746 shares of Restricted Stock related to this redemption were outstanding, to current members of senior management and an affiliate of a non-employee board member. In February 2020 the board of directors approved a modification to the vesting conditions (excluding with respect to awards held by non-employee directors and their affiliates) so that all unvested awards become fully vested (to the extent not already vested) in January 2021, subject to continued employment or services, as applicable (the “modification”). In the event of a change of control prior to January 17, 2021, all outstanding Restricted Stock with time-based vesting conditions will become fully vested and exercisable.
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

Rollover SARs
Prior to the Business Combination, the Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), awarded Stock Appreciation Rights (“SARs”) to various levels of key employees and board members, pursuant to an omnibus incentive plan. The purpose of the SARs was to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group and/or its direct or indirect parents. In connection with the Business Combination, each SAR, to the extent then outstanding and unexercised, was automatically cancelled and converted into a SAR of Vivint Smart Home (“Rollover SAR”) with respect to a number of shares of Vivint Smart Home Class A common stock equal to the product of (x) the number of shares of Vivint Group common stock subject to such Company Group SAR as of immediately prior to the effective time, multiplied by 0.0864152412, with a strike price per share of Vivint Smart Home Class A common stock equal to the quotient obtained by dividing (i) the per share strike price of such SAR as of immediately prior to the effective time by (ii) 0.0864152412. As part of the Business Combination, the vesting terms were modified such that all shares were converted to time-based annual vesting. As of September 30, 2020, 2,566,517 Rollover SARs were outstanding. In February 2020 the board of directors approved the modification to the vesting conditions so that all unvested awards become fully vested (to the extent not already vested) in January 2021, subject to continued employment or services, as applicable. In the event of a change of control prior to January 17, 2021, all outstanding Rollover SARs with time-based vesting conditions will become fully vested and exercisable. The Company expects to settle Rollover SARs through issuance of common stock.
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
Rollover LTIPs
In addition, long-term incentive awards have been set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company (“Rollover LTIPs”). Each Rollover LTIP has a strike price of $7.22 per share. In July 2020, the Company made a distribution of Rollover LTIPs to plan participants resulting in the grant of awards and the issuance of 415,040 shares of common stock. As a result, the Company recorded compensation costs during the three and nine months ended September 30, 2020 totaling $6.5 million, of which $5.7 million and $0.8 million was included in selling expenses and operating expenses, respectively. As of September 30, 2020, 3,861,448 Rollover LTIPs were outstanding, which the Company expects to distribute and settle in January 2021.

The fair value of the Rollover LTIPs values are determined based on the stock price of the Company at the grant date, which was $15.62 per share for the July 2020 distribution.
Rollover Restricted Stock Units
Prior to the Business Combination, the Company’s subsidiary, Vivint Group, awarded Group Restricted Stock Units (“Group RSUs”), respectively, to certain board members, pursuant to an omnibus incentive plan. The purpose of the Group RSUs is to compensate board members for their board service and align their interests of those of the Company's shareholders. As of the effective time, each Group RSU was converted into a restricted stock unit entitling the holder thereof to receive upon settlement the value of a number of shares of Vivint Smart Home Class A common stock equal to the product of (x) the number of shares of Vivint Group common stock subject to such Company Group RSU as of immediately prior to the effective time, multiplied by 0.0864152412 (“Rollover RSU”). The Rollover RSUs are subject to a three year time-based ratable vesting period. In the event of a change of control, all outstanding Rollover RSUs will become fully vested. As of September 30, 2020, 51,929 Rollover RSUs were outstanding to board members. The Company expects to settle Group RSUs through issuance of common stock.
The fair value of the Rollover RSU awards, representing the estimated equity value per share of Vivint Group at the grant date, is recognized as expense over the requisite service period. The fair values were determined using management’s financial projections and available market data at the time of issuance. The grant date fair value per share of the Group RSU was $1.08 for the March 2019 issuance and $0.48 for the June 2018 issuance. As of September 30, 2020, there was $0.2 million of unrecognized compensation expense related to outstanding Rollover RSUs, which will be recognized over a period of 0.9 years.
Restricted Stock Units
During the nine months ended September 30, 2020, the Company approved grants under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (the “Plan”) of time-vesting restricted stock units (the “RSUs”) awards (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit) to various levels of key employees. The RSUs are subject to a four year vesting schedule, and 25% of the units will vest on each of the first four anniversaries of the grant date. All vesting shall be subject to the recipient’s continued employment with Vivint Smart Home, Inc. or its subsidiaries through the applicable vesting dates. No right to any common stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. As of September 30, 2020, 8,716,923 of these RSUs were outstanding.
The fair value of the RSU awards, representing the estimated equity value per share of the Company at the grant date, is recognized as expense over the requisite service period. The fair values were determined based on the stock price of the Company at the time of board approval which was an average of $22.77 per share.
Performance Stock Units
During the nine months ended September 30, 2020, the Company approved grants under the Plan of performance-vesting restricted stock units (the “PSUs”) (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit). As of September 30, 2020, 4,898,351 of these PSUs were outstanding.
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
During the nine months ended September 30, 2020, the Company deemed the achievement of certain PSU vesting conditions as being probable, and thus began recognizing stock-based compensation over the service period. As a result the Company recorded compensation costs, including catch-up adjustments, during the three and nine months ended September 30, 2020 totaling $23.9 million and $47.8 million, respectively. During the three months ended September 30, 2020 these compensation costs were included in selling expenses, general and administrative expenses and operating expenses for $12.0 million, $10.0 million and $1.9 million, respectively. During the nine months ended September 30, 2020 these compensation costs were included in selling expenses, general and administrative expenses and operating expenses for $23.2 million,

$20.9 million and $3.7 million, respectively. The cumulative impact to basic and diluted net loss per share was $0.13 and $0.28 for the three and nine months ended September 30, 2020, respectively.
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses	$6,020	$139	$11,573	$234
Selling expenses	30,925	209	57,972	378
General and administrative expenses	20,902	1,110	52,119	2,680
Total stock-based compensation	$57,847	$1,458	$121,664	$3,292

Equity
Class A Common Stock—The Company is authorized to issue 3,000,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At September 30, 2020, there were 198,072,082 shares of Class A common stock issued and outstanding.
Preferred stock—The Company is authorized to issue 3,000,000 preferred stock with a par value of $0.0001 per share. At September 30, 2020, there are no preferred stock issued or outstanding.
Warrants—As of September 30, 2020, 3,351,074 public warrants were outstanding. Each whole warrant will entitle the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants became exercisable 30 days after the completion of the Business Combination. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
As of September 30, 2020, 5,933,334 private placement warrants were outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
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
During the nine months ended September 30, 2020, 8,148,926 warrants were exercised for Class A common stock, for which the Company received $93.7 million of cash.

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
Legal
The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment claims. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In addition, from time to time the Company is subject to examinations, investigations and/or enforcement actions by federal and state licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). The Company also has received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). The company is in discussions with the FTC about a possible resolution of its investigation. The company also receives inquiries, including civil investigative demands (“CIDs”), from various State Attorneys General, typically from their respective consumer protection or consumer affairs divisions. In general, litigation and enforcements by regulatory agencies can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings and enforcement actions are difficult to predict and the costs incurred can be substantial. The Company believes the amounts accrued in its financial statements to cover these matters, as disclosed in the following paragraph, are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal and enforcement matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company regularly reviews outstanding legal claims, actions, and enforcement matters to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company had accruals for all such matters of approximately $12.1 million and $1.8 million as of September 30, 2020 and December 31, 2019, respectively. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.

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
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$3,978	$4,205	$12,304	$12,881

Finance lease cost:
Amortization of right-of-use assets	$1,330	$1,376	$4,136	$4,108
Interest on lease liabilities	90	154	379	548
Total finance lease cost	$1,420	$1,530	$4,515	$4,656

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(12,901)	$(13,123)
Operating cash flows from finance leases	(379)	(548)
Financing cash flows from finance leases	(6,285)	(6,300)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,548	$2,375
Finance leases	699	5,314

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$59,407	$65,320

Current operating lease liabilities	12,686	11,640
Operating lease liabilities	55,924	63,477
Total operating lease liabilities	$68,610	$75,117

Finance Leases
Property, plant and equipment, gross	$40,689	$47,175
Accumulated depreciation	(22,190)	(22,827)
Property, plant and equipment, net	$18,499	$24,348

Current finance lease liabilities	$3,937	$7,708
Finance lease liabilities	3,104	5,474
Total finance lease liabilities	$7,041	$13,182

Weighted Average Remaining Lease Term
Operating leases	7 years	6 years
Finance leases	1.9 years	1.7 years
Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	4%	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$4,306	$1,479
2021	16,796	3,410
2022	15,014	2,348
2023	14,546	92
2024	14,521	5
Thereafter	17,961	—
Total lease payments	83,144	7,334
Less imputed interest	(14,534)	(293)
Total	$68,610	$7,041

14. Related Party Transactions
    Transactions with Vivint Solar
The Company is a party to a number of agreements with Vivint Solar, Inc. (“Solar”). In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company agreed to act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. Net expenses charged to Solar in connection with these agreements was $0.5 million and $1.7 million during the three months ended September 30, 2020 and 2019, respectively and $1.9 million and $8.4 million during the nine months ended September 30, 2020 and 2019, respectively. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was immaterial at September 30, 2020 and $2.2 million at December 31, 2019.
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
Other Related-party Transactions
The Company incurred $0.2 million expenses during the three months ended September 30, 2020 and $0.4 million during the three months ended September 30, 2019 and $0.4 million and $1.2 million during the nine months ended September 30, 2020 and 2019, respectively for other related-party transactions including contributions to the charitable organization Vivint Gives Back and other services. Accrued expenses and other current liabilities included on the Company's balance sheets associated with these related-party transactions at September 30, 2020 and December 31, 2019 was $0.7 million and $1.0 million, respectively.
On July 31, 2019, the Company completed a spin-off of Wireless. In connection with the spin-off, the Company and Wireless entered into a Transition Service Agreement (“TSA”), pursuant to which Vivint provides certain services for Wireless, including human resources, information technology, and facilities. Transactions associated with these services were $0.2 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. In May 2020, the Company and Wireless entered into a settlement agreement pursuant to which Wireless paid $2 million to the Company to settle all then outstanding TSA amounts and related charges. There was an immaterial balance due from Wireless in connection with the TSA as of September 30, 2020.
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Reorganization”). In connection with the Reorganization, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $1.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $2.2 million during the three months ended September 30, 2020 and 2019, and $5.6 million and $4.2 million during the nine months ended September 30, 2020 and 2019, respectively. Accrued expenses and other current liabilities at September 30, 2020, included a liability to BMP in regards to the monitoring fee for $5.6 million.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the nine months ended September 30, 2020 and 2019 the Company incurred no costs associated with such services.
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

    As of September 30, 2020 and December 31, 2019, affiliates of Blackstone held $136.6 million and $103.6 million, respectively, of outstanding aggregate principal of the Term Loan.
In February 2020, an affiliate of Fortress participated as a lender in the amended and restated Term Loan and received $0.9 million in lender fees. As of September 30, 2020, Fortress held $72.5 million, $19.9 million, $11.7 million and $174.1 million in the 2023 Notes, 2024 Notes, 2027 Notes and Term Loan, respectively.
    From time to time, the Company does business with a number of other companies affiliated with Blackstone and Fortress.
Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

15. Employee Benefit Plan
From January 1, 2018 through May 2, 2020, participants in the 401(k) plans were eligible for the Company's matching program. This matching program was suspended, effective May 2, 2020. Under this program, the Company matched an employee’s contributions to the 401(k) savings plan dollar-for-dollar up to 1% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 5% of such employee’s eligible earnings. The maximum match available under the 401(k) plan is 3.5% of the employee’s eligible earnings. For employees who have been employed by the Company for less than two years, matching contributions vest on the second anniversary of their date of hire. The Company's matching contributions to employees who have been employed by the Company for two years or more are fully vested.
No Matching contributions were made to the plans during the three months ended September 30, 2020 and $1.5 million were made during the three months ended September 30, 2019. Matching contributions made to the plans totaled $2.3 million and $4.9 million during the nine months ended September 30, 2020 and 2019, respectively.

16. Restructuring and Asset Impairment Charges
In March 2020, the Company announced a number of cost reduction initiatives that are expected to reduce certain of the Company’s General and Administrative, Customer Service, and Sales Support fixed costs. The Company completed the majority of these cost reduction initiatives in the first quarter of 2020. In addition to resulting in meaningful cost reductions, the Company’s initiatives are expected to streamline operations, focus engineering and innovation and provide a better focus on driving customer satisfaction. These actions resulted in one-time cash employee severance and termination benefits expenses of $20.9 million during nine months ended September 30, 2020. These costs included $11.1 million in stock-based compensation expense associated with the accelerated vesting of stock-based awards to certain executives related to separation agreements.
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
The results of Wireless are reflected in the Company's condensed consolidated financial statement up through July 31, 2019. The following financial information presents the results of operations of Wireless for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Recurring and other revenue	$390	$2,808
Costs and expenses:
Operating expenses	789	5,455
Selling expenses	18	137
General and administrative expenses	769	5,291
Depreciation and amortization	11	68
Total costs and expenses	1,587	10,951
Loss from operations	(1,197)	(8,143)
Other income, net	—	(2,100)
Net loss	(1,197)	(6,043)

17. Segment Reporting and Business Concentrations
For the three and nine months ended September 30, 2020 and 2019, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues disaggregated by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended September 30, 2020	$302,587	$16,373	$318,960
Three months ended September 30, 2019	273,249	17,595	290,844
Nine months ended September 30, 2020	877,421	50,773	928,194
Nine months ended September 30, 2019	794,691	53,455	848,146

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
The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders (in thousands)	$(107,939)	$(102,406)	$(333,090)	$(307,458)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	187,551,208	94,874,047	172,443,930	94,760,420
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.58)	$(1.08)	$(1.93)	$(3.24)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of September 30,
	2020	2019 (1)
Rollover SARs	2,566,517	3,903,979
Rollover LTIPs	3,861,448	4,633,738
Rollover RSUs	51,929	51,929
RSUs	8,716,923	—
PSUs	4,898,351	—
Public warrants	3,351,074	—
Private placement warrants	5,933,334	—
Earnout shares reserved for future issuance	2,255,651	—
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
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained herein and the consolidated financial statements and notes thereto for the year ended December 31, 2019 contained in Amendment No. 2 to the Current Report on Form 8-K filed with the SEC on March 13, 2020. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for our fiscal year 2019 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vivint Smart Home, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019, respectively, present the financial position and results of operations of Vivint Smart Home, Inc. and its wholly-owned subsidiaries.
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
We are one of the largest smart home solutions providers in North America. Our leading platform has nearly 1.7 million subscribers as of September 30, 2020 and manages over 20 million devices. Using our solution, subscribers are able to interact with all aspects of their home with their voice or any mobile device-anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends, and strangers. Our average subscriber engages with our smart home app multiple times per day.
Our go-to-market strategy is based on directly educating consumers about the value and benefits of a smart home experience. We reach consumers through a variety of highly efficient customer acquisition channels, including our direct-to-home and inside sales programs. We continue to scale these efforts through our proprietary operations technology, by launching new and innovative Products and Services, and by building out our consultative sales channels. Our nationwide sales and service footprint covers 98% of U.S. zip codes. We continue to strengthen our relationships with existing subscribers by offering them the ability to use Vivint Flex Pay to finance upgrades of their existing system and to add new devices and features to their smart homes as our portfolio of offerings expands.
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
Operational update. During the first nine months of 2020, we implemented a number of operational changes to continue to provide the same level of service our customers have come to rely on, while caring for the well-being of our customers and employees:
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
•For most company campus facilities, requiring employees to wear face coverings in all common areas and meeting rooms where social distancing is not practical.
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
During the second quarter of 2020, several of the states in which we operate began to resume business operations on a phased basis. Accordingly, we resumed door-to-door sales activities in markets where possible. Due to ongoing state restrictions and phased re-openings, we were forced to delay deployment of our summer direct-to-home sales representatives by up to six weeks in some markets. This was a driver of the decrease in the number of new subscribers generated through our direct-to-home sales channel for the nine months ended September 30, 2020, compared to the same time period in 2019. Despite the gradual reopening on a state-specific basis, the United States continues to struggle with rolling outbreaks of the COVID-19 virus, and the full impact of the pandemic on our business and results of operations will depend on the ultimate duration of the pandemic as well as the severity of any resurgence in COVID-19 cases in the future. While we have not experienced a significant adverse financial impact from the COVID-19 pandemic through the third quarter of 2020, our business could be adversely impacted for the remainder of 2020, and potentially beyond, if the COVID-19 pandemic continues for an extended period of time and/or if government stimulus programs are discontinued or reduced further.
Financial update. We have implemented business continuity plans intended to continue to ensure the health, safety, and well-being of our customers, employees and communities, and to protect the financial and operational strength of the company. We have reduced discretionary spending, suspended certain employee benefit programs and received pricing concessions from certain of our key vendors, some of which are short-term in nature, in each case to preserve cash and improve our cost structure. This reduced spending may not be sustainable over time without negatively impacting our results of operations.
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
Revenue Recognition

    We offer our customers smart home services combining Products, including a proprietary hub, door and window sensors, door locks, security cameras and smoke alarms; installation; and a proprietary back-end cloud platform software and Services. These together create an integrated system that allows our customers to monitor, control and protect their home. Our customers are buying this integrated system that provides them with these Smart Home Services. The number and type of Products purchased by a customer depends on their desired functionality. Because the Products and Services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Smart Home Services, we have concluded that installed Products, related installation and Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term, which is the period in which the parties to the contract have enforceable rights and obligations. We have determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase Products upon renewal. Proceeds allocated to the material right are recognized over the period of benefit, which is generally three years.
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
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. These costs are deferred and amortized on a straight-line basis over the expected period of benefit that we have determined to be five years. The period of benefit of five years is longer than the term of some of our contracts because of anticipated contract renewals. We apply this period of benefit to our entire portfolio of contracts. We update our estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations. These deferred costs are periodically reviewed for impairment. Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts are expensed as incurred. These costs include those associated with housing, marketing and recruiting, non-direct lead generation costs, certain portions of sales commissions and residuals, overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber.
On the accompanying unaudited condensed consolidated statement of cash flows, capitalized contract costs are classified as operating activities and reported as “Capitalized contract costs – deferred contract costs” as these assets represent deferred costs associated with subscriber contracts.
Consumer Financing Program
Vivint Flex Pay became our primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint's smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program”), (2) we offer to a limited number of customers not eligible for the Consumer Financing Program, but who qualify under our underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with us, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card. In the future, we expect the number of new subscriber originations financed through RICs to be minimal.
Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers of up to $4,000. Most loan terms are determined by the customer's credit quality. The annual percentage rates on these loans range between 0% and 9.99%, and are either installment loans or revolving loans with a 42 or 60 month term.
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider and we share liability for credit losses, with the Company being responsible for between 5% and 100% of lost principal balances. Additionally, we are responsible for reimbursing certain third-party financing providers for merchant transaction fees associated with the loans. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the unaudited condensed consolidated statement of operations. See Note 9 to the accompanying unaudited condensed consolidated financial statements for additional information.

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
Loss Contingencies
We record accruals for various contingencies including legal and regulatory proceedings and other matters that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of legal counsel. We record an accrual when a loss is deemed probable to occur and is reasonably estimable. We evaluate these matters each quarter to assess our loss contingency accruals, and make adjustments in such accruals, upward or downward, as appropriate, based on our management’s best judgment after consultation with counsel. Factors that we consider in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal and regulatory matters include the merits of a particular matter, the nature of the litigation or claim, the length of time the matter has been pending, the procedural posture of the matter, whether we intend to defend the matter, the likelihood of settling for an insignificant amount and the likelihood of the plaintiff or regulator accepting an amount in this range. However, the outcome of such legal and regulatory matters is inherently unpredictable and subject to significant uncertainties.There is no assurance that these accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that we have recorded.

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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of September 30, 2020 consisted of one reporting unit. As of September 30, 2020, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
Property, Plant and Equipment and Long-lived Assets
Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets or the lease term for assets under finance leases, whichever is shorter. Intangible assets with definite lives are amortized over the remaining estimated economic life of the underlying technology or relationships, which ranges from two to ten years. Definite-lived intangible assets are amortized on the straight-line method over the estimated useful life of the asset or in a pattern in which the economic benefits of the intangible asset are consumed. Amortization expense associated with leased assets is included in depreciation expense. Routine repairs and maintenance are charged to expense as incurred.
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
Key factors affecting our operating results include the following:
Subscriber Lifetime
Our ability to retain subscribers has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is approximately 92 months (or approximately 8 years) as of September 30, 2020. If our expected long-term annualized attrition rate increased by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 86 months. Conversely, if our expected attrition decreased by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 100 months. A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. We analyze our retention by tracking the number of subscribers who remain as a percentage of the monthly average number of subscribers at the end of each 12 month period. We caution investors that not all companies, investors and analysts in our industry define retention in this manner.
    The table below presents our smart home and security subscriber data for the twelve months ended September 30, 2020 and September 30, 2019:

	Twelve months ended September 30, 2020	Twelve months ended September 30, 2019
Beginning balance of subscribers	1,560,063	1,450,185
New subscribers	330,741	315,490
Attrition	(202,912)	(205,612)
Ending balance of subscribers	1,687,892	1,560,063
Monthly average subscribers	1,581,662	1,474,663
Attrition rate	12.8%	13.9%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended September 30, 2020 reflects the effect of the 2014 60-month, 2015 60-month and 2016 42-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended September 30, 2019 reflects the effect of the 2013 60-month, 2014 60-month and 2015 42-

month contracts reaching the end of their initial contract term. We believe this trend in cancellations at the end of the initial contract term is comparable to other companies within our industry.
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
The net upfront cost of adding incremental subscribers is a key factor impacting our ability to scale. Vivint Flex Pay has made it more affordable to accelerate the growth in New Subscribers. Prior to Vivint Flex Pay, we recovered the cost of equipment installed in subscribers’ homes over time through their monthly service billings. From the introduction of Vivint Flex Pay in early 2017 through September 30, 2020, 18% of New Subscribers have financed their equipment purchases through RICs, which we fund through our balance sheet. We expect the percentage of subscriber contracts financed through RICs to continue decreasing over time, as we expect the number of future new subscriber originations financed through RICs to be minimal. During the nine months ended September 30, 2020, approximately 3% of New Subscribers financed their equipment purchases through RICs. Vivint Flex Pay has greatly reduced our net cost per acquisition, as well as the balance sheet impact of acquiring subscribers. Moving forward, we will continue to explore ways to grow our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.
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
Generating subscriber growth through these investments in our sales teams depends, in part, on our ability to launch cost-effective marketing campaigns, both online and offline. This is particularly true for our national inside sales channel, because national inside sales fields inbound requests from subscribers who find us using online search and submitting our on-site contact form. Our marketing campaigns are created to attract potential subscribers and build awareness of our brand across all our sales channels. We also believe that building brand awareness is important to countering the competition we face from other companies selling their solutions in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. As a result, we expect to increase our investments in building our brand awareness and also expect advertising costs to increase.
Expansion of Platform Monetization
As smart home technology develops, we will continue expanding the breadth and depth of our offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home experiences and use cases. As a result of our investments to date, we have nearly 1.7 million active customers on our smart home platform. We will continue to develop our Smart Home Operating System to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 20 million connected devices, as of September 30, 2020.
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
Our success in connecting with business partners who integrate with our Smart Home Operating System in order to reach and interact with our subscriber base is expected to be a part of our continued operating success. We expect that additional partnerships will generate incremental revenue, because we will share in the revenue generated by each partner-provided product or service sale that occurs as a result of integration with our smart home platform. If we are able to continue expanding our curated set of partnerships with influential companies, as we already have with Google, Amazon, Chamberlain and Philips, we believe that this will help us to increase our revenue and resulting profitability.
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
General and administrative expenses. General and administrative expenses consist largely of finance, legal, research and development (“R&D”), human resources, information technology and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate between one-fourth and one-third of our gross general and administrative expenses, excluding stock-based compensation and the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. We generally expect our general and administrative expenses to increase in absolute dollars to support the overall growth in our business, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
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

Results of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total revenues	$318,960	$290,844	$928,194	$848,146
Total costs and expenses	383,994	333,450	1,081,071	969,559
Loss from operations	(65,034)	(42,606)	(152,877)	(121,413)
Other expenses	42,675	59,551	179,889	186,649
Loss before taxes	(107,709)	(102,157)	(332,766)	(308,062)
Income tax expense (benefit)	230	249	324	(604)
Net loss	$(107,939)	$(102,406)	$(333,090)	$(307,458)

Key operating metrics

	As of September 30,
	2020	2019
Total Subscribers (in thousands)	1,687.9	1,560.1
Total MSR (in thousands)	$82,813	$81,169
AMSRU	$49.06	$52.03
Net subscriber acquisition costs per new subscriber	$209	$1,033
Average subscriber lifetime (months)	92	92

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total MR (in thousands)	$106,320	$99,991	$103,133	$95,253
AMRU	$63.79	$64.53	$64.55	$63.90
Net service cost per subscriber	$9.82	$14.43	$10.48	$13.81
Net service margin	80%	72%	79%	74%

Adjusted EBITDA

The following table sets forth a reconciliation of Adjusted EBITDA to net loss (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(107.9)	$(102.4)	$(333.0)	$(307.5)
Interest expense, net	51.0	65.2	170.6	194.7
Income tax expense (benefit), net	0.2	0.2	0.3	(0.7)
Depreciation	4.9	6.3	15.8	19.3
Amortization (1)	139.1	131.2	407.7	383.9
Stock-based compensation (2)	57.8	1.3	121.6	3.0
MDR fee (3)	7.7	4.6	18.9	11.8
Restructuring expenses (4)	—	—	20.9	—
Loss contingency (5)	10.0	—	10.0	—
Other (income) expense, net (6)	(8.3)	(5.7)	9.3	(8.2)
Adjusted EBITDA	$154.5	$100.7	$442.1	$296.3
____________________

(1)Excludes loan amortization costs that are included in interest expense.
(2)Reflects non-cash compensation costs related to employee and director stock incentive plans.
(3)Costs related to financing fees incurred under the Vivint Flex Pay program.
(4)Employee severance and termination benefits expenses associated with restructuring plans.
(5)Reflects an increase to the loss contingency accrual relating to the regulatory matters described in Note 12 to the accompanying consolidated financial statements.
(6)Primarily consists of changes in on our derivative instrument, foreign currency exchange and other gains and losses associated with financing and other transactions.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenues
The following table provides our revenue for the three month periods ended September 30, 2020 and September 30, 2019 (in thousands, except for percentage):

	Three Months Ended September 30,
	2020	2019	% Change
Recurring and other revenue	$318,960	$290,844	10%
Recurring and other revenue for the three months ended September 30, 2020 increased $28.1 million, or 10%, as compared to the three months ended September 30, 2019. An increase of approximately 8% in Total Subscribers accounted for approximately $23.5 million of the increase in recurring and other revenue. This increase in revenues was offset by a decrease of $4.0 million associated with the decrease in AMRU. When compared to the three months ended September 30, 2019, foreign currency translation had an immaterial impact on total revenues. In addition, during the three months ended September 30, 2019, we recorded an adjustment to reduce recurring and other revenue of $9.1 million associated with a change in accounting estimate primarily related to RIC receivables associated with subscribers originated in 2017 and 2018 (see Note 4 in the accompanying condensed consolidated financial statements).
Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended September 30, 2020 and September 30, 2019 (in thousands, except for percentages):

	Three Months Ended September 30,
	2020	2019	% Change
Operating expenses	$92,016	$99,759	(8)%
Selling expenses	79,716	48,348	65%
General and administrative	68,297	47,807	43%
Depreciation and amortization	143,965	137,536	5%
Total costs and expenses	$383,994	$333,450	15%
Operating expenses for the three months ended September 30, 2020 decreased by $7.7 million, or 8%, as compared to the three months ended September 30, 2019. Excluding an increase in stock-based compensation of $5.9 million, operating expenses decreased by $13.6 million, or 14%, primarily due to decreases of $12.1 million in personnel and related support costs and $4.9 million in equipment and related costs. These decreases were partially offset by increases of $1.8 million in third-party contracted servicing costs and $1.1 million in lodging costs for our Smart Home Pros.
Selling expenses, excluding capitalized contract costs, increased by $31.4 million, or 65%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Excluding $30.7 million in stock-based compensation associated with equity award grants during 2020, selling expenses increased by $0.7 million, or 1%, primarily due to an increase of $2.4 million in costs associated with lodging for our sales professionals. This increase was offset by a decrease of $2.2 million in costs associated with our sales pilot initiatives.
General and administrative expenses increased $20.5 million, or 43%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This included a $19.8 million increase in stock-based compensation primarily associated with grants of equity awards during 2020. Excluding stock-based compensation, general and administrative expenses increased by $0.7 million, or 2%. This increase was primarily due to an increase in the loss contingency accrual of $10.0 million recorded in the three months ended September 30, 2020 relating to regulatory matters described in Note 12 to the accompanying consolidated financial statements. This increase was primarily offset by decreases of $5.0 million in personnel and related support costs and $3.9 million in provisions for bad debt and credit losses. It is possible that the final resolution of these matters will involve payments by the Company exceeding the amounts reserved.
Depreciation and amortization for the three months ended September 30, 2020 increased $6.4 million, or 5%, as compared to the three months ended September 30, 2019, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three month periods ended September 30, 2020 and September 30, 2019 (in thousands, except for percentages):

	Three Months Ended September 30,
	2020	2019	% Change
Interest expense	$50,987	$65,233	(22)%
Interest income	(26)	—	NM
Other income, net	(8,286)	(5,682)	NM
Total other expenses, net	$42,675	$59,551	(28)%

Interest expense decreased $14.2 million, or 22%, for the three months ended September 30, 2020, as compared with the three months ended September 30, 2019, primarily due to lower outstanding debt as a result of the use of proceeds from the Business Combination to pay down debt and the refinancing transaction that occurred in February 2020 (See Note 3 to the accompanying unaudited condensed consolidated financial statements).
Other income, net increased to $8.3 million for the three months ended September 30, 2020, from $5.7 million for the three months ended September 30, 2019. The other net income during the three months ended September 30, 2020 was primarily due to a decrease in our derivative liability of $7.4 million and a foreign currency exchange gain of $1.3 million. The other income, net during the three months ended September 30, 2019 was primarily due to a gain on our derivative instrument of $6.6 million, offset by a foreign currency exchange loss of $0.8 million.
Income Taxes
The following table provides the significant components of our income tax expense for the three month periods ended September 30, 2020 and September 30, 2019 (in thousands, except for percentages):

	Three Months Ended September 30,
	2020	2019	% Change
Income tax expense	$230	$249	NM

Income tax expense was $0.2 million for both the three months ended September 30, 2020 and September 30, 2019. The income tax expense for both the three months ended September 30, 2020 and 2019 resulted primarily from US state minimum taxes, offset by losses from our Canadian subsidiary.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Revenues
The following table provides the significant components of our revenue for the nine month periods ended September 30, 2020 and September 30, 2019 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2020	2019	% Change
Recurring and other revenue	$928,194	$848,146	9%
Recurring and other revenue increased $80.0 million, or 9% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. An increase in Total Subscribers of approximately 8% led to an increase of approximately $63.2 million in recurring and other revenue and an increase in AMRU resulted in an increase of approximately $11.4 million in recurring and other revenue. This increase in revenues was offset by a decrease of $2.8 million associated with our former wireless internet business which was spun out in July 2019. When compared to the nine months ended September 30, 2019, currency translation negatively affected recurring and other revenue by $0.9 million, as computed on a constant foreign currency basis. In addition, during the three months ended September 30, 2019, we recorded an adjustment to reduce recurring and other revenue of $9.1 million associated with a change in accounting estimate primarily related to RIC receivables associated with subscribers originated in 2017 and 2018 (see Note 4 in the accompanying condensed consolidated financial statements).

Costs and Expenses
The following table provides the significant components of our costs and expenses for the nine month periods ended September 30, 2020 and September 30, 2019 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2020	2019	% Change
Operating expenses	$257,367	$274,848	(6)%
Selling expenses	198,676	149,865	33%
General and administrative	180,698	141,585	28%
Depreciation and amortization	423,389	403,261	5%
Restructuring expenses	20,941	—	NM
Total costs and expenses	$1,081,071	$969,559	12%

Operating expenses for the nine months ended September 30, 2020 decreased $17.5 million, or 6%, as compared to the nine months ended September 30, 2019. This decrease included a $11.4 million increase in stock-based compensation primarily associated with grants of equity awards in 2020. Excluding stock-based compensation, operating expenses decreased by $28.9 million, or 11%, primarily due to decreases of $26.8 million in personnel and related support costs, $5.5 million in costs associated with our former wireless internet business which was spun out in July 2019, $3.2 million in equipment costs and $2.2 million in costs associated with our retail channel and other sales pilots. These decreases were partially offset by increases of $4.0 million in third-party contracted servicing, $2.2 million in subcontractor monitoring costs and $1.7 million in lodging costs for our Smart Home Pros.
Selling expenses, excluding capitalized contract costs, increased by $48.8 million, or 33%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase included a $57.6 million increase in stock-based compensation primarily associated with grants of equity awards in 2020. Excluding stock-based compensation, selling expenses decreased by $8.8 million, or 6%, primarily due to decreases of $6.9 million in costs associated with our retail channel and other sales pilots, $2.2 million in facility and housing costs and $1.8 million in personnel and related support costs. These decreases were offset by an increase of $2.5 million in information technology costs.
General and administrative expenses increased $39.1 million, or 28%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase included a $49.4 million increase in stock-based compensation primarily associated with grants of equity awards in 2020. Excluding stock-based compensation, general and administrative expenses decreased by $10.3 million, or 7%, primarily due to decreases of $12.7 million in personnel and related support costs, $5.3 million in costs associated with our former wireless internet business which was spun out in July 2019 and $1.6 million in research and development costs, offset by a $10.0 million increase in the loss contingency accrual recorded in the nine months ended September 30, 2020 relating to regulatory matters described in Note 12 to the accompanying consolidated financial statements. It is possible that the final resolution of these matters will involve payments by the Company exceeding the amounts reserved.
Depreciation and amortization for the nine months ended September 30, 2020 increased $20.1 million, or 5%, as compared to the nine months ended September 30, 2019, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the nine months ended September 30, 2020 related to employee severance and termination benefits expenses (See Note 16 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the nine month periods ended September 30, 2020 and September 30, 2019 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2020	2019	% Change
Interest expense	$170,795	$194,798	(12)%
Interest income	(287)	(23)	NM
Other loss (income), net	9,381	(8,126)	NM
Total other expenses, net	$179,889	$186,649	(4)%
Interest expense decreased $24.0 million, or 12%, for the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019, due primarily to lower outstanding debt as a result of the use of proceeds from the Business Combination to pay down debt and the refinancing transaction that occurred in February 2020 (See Note 3 to the accompanying unaudited condensed consolidated financial statements).
Other loss (income), net was a net loss of $9.4 million for the nine months ended September 30, 2020, as compared to net income of $8.1 million for the nine months ended September 30, 2019. The other net loss during the nine months ended September 30, 2020 was primarily due to a $12.7 million loss on our debt modification and extinguishment in February 2020, a $1.0 million loss on disposal of assets, a foreign currency exchange loss of $2.2 million, partially offset by a decrease in our derivative instrument of $5.1 million, and $2.0 million gain on settlement of outstanding receivables from Wireless which was previously deemed uncollectible. The other net income during the nine months ended September 30, 2019 was primarily due to a gain on our derivative instrument of $5.1 million, a gain on corporate equity securities of $2.3 million and a foreign currency exchange gain of $2.1 million, offset by a loss on sale of assets of $1.6 million
Income Taxes
The following table provides the significant components of our income tax expense (benefit) for the nine month periods ended September 30, 2020 and September 30, 2019 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2020	2019	% Change
Income tax expense (benefit)	$324	$(604)	NM
Income tax expense was $0.3 million for the nine months ended September 30, 2020, as compared to a benefit of $0.6 million for the nine months ended September 30, 2019. The income tax expense for the nine months ended September 30, 2020 resulted primarily from US state minimum taxes, offset by losses in our Canadian subsidiary. The income tax benefit for the nine months ended September 30, 2019 resulted primarily from changes in our valuation allowance and losses in our Canadian subsidiary, offset by US state minimum taxes.
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
Our primary source of liquidity has historically been cash from operations, proceeds from issuances of debt and equity securities, borrowings under our credit facilities and, to a lesser extent, capital contributions. As of September 30, 2020, we had $295.7 million of cash and cash equivalents and $334.4 million of availability under our revolving credit facility (after giving effect to $15.6 million of letters of credit outstanding and no borrowings).
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

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Nine Months Ended September 30,
	2020	2019	% Change
Net cash provided by (used in) operating activities	$220,040	$(122,750)	NM
Net cash used in investing activities	(8,704)	(2,465)	NM
Net cash provided by financing activities	79,730	115,298	(31)%
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
For the nine months ended September 30, 2020, net cash provided by operating activities was $220.0 million. This cash provided was primarily from a net loss of $333.1 million, adjusted for:
•$548.0 million in non-cash amortization, depreciation, and stock-based compensation;
•a $12.7 million loss on early extinguishment of debt;
•$11.1 million in non-cash restructuring expenses; and
•$17.3 million in provisions for doubtful accounts and credit losses.
Cash provided by operating activities resulting from changes in operating assets and liabilities, including:
•a $284.7 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base;
•a $185.6 million increase in accrued payroll and commissions, accrued expenses, other current and long-term liabilities primarily due to an increase in the derivative liability associated with the Consumer Financing Program of $85.3 million, an increase in accrued payroll and commissions of $66.3 million, an increase in accrued payroll, sales and use taxes of $15.8 million, an increase in accrued loss contingencies of $10.3 million and an increase in accrued interest of $3.0 million;

•a $20.4 million decrease in long-term notes receivables and other assets, net primarily due to decreases in RIC receivables;
•a $5.9 million decrease in right of use assets; and
•a $3.8 million decrease in inventories due to the ramp down of our direct-to-home summer selling season.
These sources of operating cash were partially offset by the following changes in operating assets and liabilities:
•a $475.7 million increase in capitalized contract costs;
•a $28.6 million decrease in accounts payable, primarily due to timing of vendor payments;
•a $23.6 million increase in accounts receivable;
•a $6.5 million decrease in right of use liabilities; and
•a $1.7 million increase in prepaid expenses and other current assets.
For the nine months ended September 30, 2019, net cash used in operating activities was $122.8 million. This cash used was primarily from a net loss of $307.3 million, adjusted for:
•$410.1 million in non-cash amortization, depreciation, and stock-based compensation
•a provision for doubtful accounts of $17.0 million, and
•a $2.3 million gain on equity securities.
Cash used in operating activities resulting from changes in operating assets and liabilities, including:
•a $453.4 million increase in capitalized contract costs,
•a $49.0 million increase in inventories to support our direct-to-home summer selling season, and
•a $1.6 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:
•a $141.5 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base,
•a $29.9 million increase in accounts receivable driven primarily by the increase in RIC billings under Vivint Flex Pay and the growth in the number of our Total Subscribers,
•a $21.8 million decrease in long-term notes receivables, other assets, net and right-of-use assets primarily due to amortization of right-of-use lease assets and a decrease in notes receivables associated with RICs,
•a $22.8 million increase in accounts payable due primarily to increased inventory purchases, and
•a $106.6 million increase in accrued payroll and commissions, accrued expenses, other current and long-term liabilities, and current and long-term operating lease liabilities due primarily to an increase in accrued payroll and commissions of $62.3 million, an increase in the derivative liability associated with the Consumer Financing Program of $30.6 million and an increase in accrued interest of $27.1 million. These increases were partially offset by the net decrease in the right-of-use liabilities associated with operating leases of $5.7 million.
Net cash interest paid for the nine months ended September 30, 2020 and 2019 related to our indebtedness (excluding finance leases) totaled $162.8 million and $162.3 million, respectively. Our net cash flows from operating activities for the nine months ended September 30, 2020 and 2019, before these interest payments, were cash inflows of $382.9 million and $39.6 million, respectively. Accordingly, our net cash provided by operating activities were sufficient to cover interest payments for the nine months ended September 30, 2020 and insufficient for the nine months ended September 30, 2019.
Cash Flows from Investing Activities

    Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.

For the nine months ended September 30, 2020, net cash used in investing activities was $8.7 million primarily associated with capital expenditures of $8.6 million and acquisition of intangible assets of $1.6 million, offset by proceeds from the sale of assets of $1.5 million.
For the nine months ended September 30, 2019, net cash used in investing activities was $2.5 million primarily associated with capital expenditures of $7.1 million and acquisition of intangible assets of $1.4 million, offset by the sale of equity securities of $5.4 million.
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
For the nine months ended September 30, 2020, net cash provided by financing activities was $79.7 million, consisting of proceeds from the issuance of $600.0 million aggregate principal amount of 2027 Notes and $950.0 million in borrowings under Term Loans, $463.3 million capital contribution associated with the Merger, $359.2 million in borrowings on our revolving credit facility and $93.7 million from the exercise of warrants. These cash proceeds were offset by $1,751.9 million of repayments on existing notes, $604.2 million of repayments on our revolving credit facility, $12.9 million in financing costs and $6.3 million of repayments under our finance lease obligations,.
For the nine months ended September 30, 2019, net cash provided by financing activities was $115.3 million, consisting of $200.5 million in borrowings on our revolving credit facility, proceeds from the issuance of $225.0 million aggregate principal amount of 2024 notes and a $4.7 million capital contribution. These cash proceeds were offset by $231.1 million of repayments on existing notes, $66.5 million of repayments on our revolving credit facility, $6.3 million of repayments under our finance lease obligations, $5.4 million in returns of capital and $4.9 million in financing costs.
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of September 30, 2020, we had $2.85 billion of total debt outstanding, consisting of $677.0 million of outstanding 7.875% senior secured notes due 2022 (the “2022 notes”), $400.0 million of outstanding 7.625% senior notes due 2023 (the “2023 notes”), $225.0 million of outstanding 8.50% senior secured notes due 2024 (the “2024 notes”), $600.0 million of outstanding 6.75% senior secured notes due 2027 (the “2027 notes,” and together with the 2022 notes, 2023 notes and 2024 notes, the “Notes”), $945.3 million of borrowings outstanding under the 2025 Term Loan B (as defined below) and no borrowings outstanding under our revolving credit facility (with $334.4 million of additional availability under the revolving credit facility after giving effect to $15.6 million of letters of credit outstanding).
    2022 Notes
    As of September 30, 2020, APX had $677.0 million outstanding aggregate principal amount of its 2022 notes. Interest on the 2022 notes is payable semi-annually in arrears on June 1 and December 1 of each year.
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
    2023 Notes
    As of September 30, 2020, APX had $400.0 million outstanding aggregate principal amount of its 2023 notes. Interest on the 2023 notes is payable semi-annually in arrears on September 1 and March 1 of each year. The 2023 notes mature on September 1, 2023.

    We may, at our option, redeem at any time and from time to time some or all of the 2023 notes at the redemption prices specified in the indenture governing the 2023 notes, in each case, plus any accrued and unpaid interest to the date of redemption.
    2024 Notes
    As of September 30, 2020, APX had $225.0 million outstanding aggregate principal amount of its 2024 notes. Interest on the 2024 notes is payable semi-annually in arrears on May 1 and November 1 of each year.
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
2027 Notes
    As of September 30, 2020, APX had $600.0 million outstanding aggregate principal amount of its 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year.
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
As of September 30, 2020 we had $334.4 million of availability under our revolving credit facility (after giving effect to $15.6 million of letters of credit outstanding and no borrowings). Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $10.9 million and the Series C Revolving Commitments of approximately $330.8 million is currently 2.0% and (b) under the Series B Revolving Commitments of approximately $8.3 million is currently 3.0% and (2) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and the Series C Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on our meeting a consolidated first lien net leverage ratio test.
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

	Nine months ended September 30, 2020	Twelve months ended December 31, 2019
	(in thousands)
Recurring and other revenues	$877,419	$1,084,749
Intercompany revenues	16,759	18,790
Total revenues	894,178	1,103,539
Total costs and expenses	1,047,616	1,246,351
Loss from operations	(153,438)	(142,812)
Other expenses	177,536	255,554
Income tax expense	424	237
Net loss	$(331,398)	$(398,603)

	September 30, 2020	December 31, 2019
	(in thousands)
Current assets	$425,739	$130,995
Amounts due from Non-Guarantor Subsidiaries	242,463	71,523
Non-current assets:
Capitalized contract costs	1,282,995	1,147,860
Goodwill	810,130	810,130
Intangible assets, net	116,441	164,330
Other non-current assets	170,381	201,273
Total non-current assets	2,379,947	2,323,593

Current liabilities	727,134	991,368
Amounts due to Non-Guarantor Subsidiaries	183,057	149,757
Non-current liabilities	$3,603,285	$3,354,638

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
The credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2020, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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
Covenant Compliance
Under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes, our subsidiary, APX Group's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Covenant Adjusted EBITDA (which measure is defined as “Consolidated EBITDA” in the credit agreements governing the revolving credit facility and 2025 Term Loan B and “EBITDA” in the debt agreements governing the existing notes) for the applicable four-quarter period. Such tests include an incurrence-based maximum consolidated secured debt ratio and consolidated total debt ratio of 4.00 to 1.0 (or, in the case of each of the credit agreements governing the revolving credit facility and the 2025 Term Loan B, 4.25 to 1.00), an incurrence-based minimum fixed charge coverage ratio of 2.00 to 1.0, and, solely in the case of the credit agreement governing the revolving credit facility, a maintenance-based maximum consolidated first lien secured debt ratio of 5.95 to 1.0, each as determined in accordance with the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes, as applicable. Non-compliance with these covenants could restrict our ability to undertake certain activities or result in a default under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes. As of September 30, 2020, our consolidated first lien secured debt ratio was 2.80 to 1.0, our consolidated total debt ratio was 3.70 to 1.0 and our fixed charge coverage ratio was 3.63 to 1.0, in each case based on Covenant Adjusted EBITDA for the four quarters ended September 30, 2020 and as calculated in accordance with the applicable debt agreements.
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
We believe that the presentation of Covenant Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants contained in the agreements governing the Notes and the credit agreements governing the revolving credit facility and the 2025 Term Loan B. We caution investors that amounts presented in accordance with our definition of Covenant Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Covenant Adjusted EBITDA in the same manner.
Covenant Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

Twelve months ended September 30, 2020
Net loss	$(421,556)
Interest expense, net	235,724
Other expense, net	9,842
Income tax expense, net	2,241
Restructuring expenses (1)	20,941
Depreciation and amortization (2)	94,263
Amortization of capitalized contract costs	469,305
Non-capitalized contract costs (3)	256,806
Stock-based compensation (4)	122,473
Other adjustments (5)	72,105
Adjustment for a change in accounting principle (Topic 606) (6)	(90,524)
Covenant Adjusted EBITDA	$771,620
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
(4)Reflects non-cash compensation costs related to employee and director stock and stock incentive plans.
(5)Other adjustments represent primarily the following items (in thousands):

Twelve months ended September 30, 2020
Product development (a)	$15,677
Consumer financing fees (b)	16,438
Projected run-rate restructuring cost savings (c)	11,609
Loss contingency (d)	10,000
Monitoring fee (e)	7,010
Certain legal and professional fees (f)	6,701
Hiring, retention and termination payments (g)	3,819
All other adjustments (h)	851
Total other adjustments	$72,105
____________________
(a)Costs related to the development of control panels, including associated software, and peripheral devices.
(b)Monthly financing fees incurred under the Consumer Financing Program.
(c)Projected run-rate savings related to March 2020 reduction-in-force.
(d)Reflects an increase to the loss contingency accrual relating to the regulatory matters described in Note 12 to the accompanying consolidated financial statements.
(e)BMP monitoring fee (See Note 14 to the accompanying unaudited condensed consolidated financial statements).
(f)Legal and professional fees associated with strategic initiatives and financing transactions.
(g)Expenses associated with retention bonus, relocation and severance payments to management.
(h)Other adjustments primarily reflect adjustments to eliminate the impact of changes in other accounting principles, add back revenue reduction directly related to purchase accounting deferred revenue adjustments and costs associated with payments to third parties related to various strategic, legal and financing activities.

(6)The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

Twelve months ended September 30, 2020
Net loss	$66,745
Amortization of capitalized contract costs	(469,302)
Amortization of subscriber acquisition costs	310,205
Income tax expense	1,828
Topic 606 adjustments	$(90,524)

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
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in the liability for credit losses depending on the credit quality of the customer, with our Company being responsible for between 5% to 100% of lost principal balances, depending on factors specified in the agreement with such provider. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations. As of September 30, 2020 and December 31, 2019, the fair value of this derivative liability was $222.2 million and $136.9 million, respectively. As we continue to use of Vivint Flex Pay as our primary sales model, we expect our liability to third-party providers to continue to increase substantially and the rate of such increases may accelerate.
For other third-party provider loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36 month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of September 30, 2020, our total finance lease obligations were $7.0 million, of which $3.9 million is due within the next 12 months.

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
We had no borrowings under the revolving credit facility as of September 30, 2020.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the nine months ended September 30, 2020, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $5.1 million, our total assets would have decreased by $30.2 million and our total liabilities would have decreased by $27.4 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the nine months ended September 30, 2020, before intercompany eliminations, approximately $50.8 million of our revenues, $302.2 million of our total assets and $274.1 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information required with respect to this item can be found under “Legal” in Note 12, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.

ITEM 1A.	RISK FACTORS
For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for our Fiscal year 2019, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. Except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the periods indicated, which related to shares withheld upon issuance of equity awards to satisfy tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2020	67,415	$15.62	—	—
August 1 - 31, 2020	—	—	—	—
September 1 - 30, 2020	1,673	17.93	—	—

(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger dated as of September 15, 2019, by and among Mosaic Acquisition Corp., Maiden Merger Sub, Inc. and Vivint Smart Home, Inc.	8-K	001-38246	2.1	9/16/2019
31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Vivint Smart Home, Inc.

Date:	November 4, 2020	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 4, 2020	By:	/s/ Dale R. Gerard
Dale R. Gerard
Chief Financial Officer (Principal Financial Officer)