Form 10-K
period 2020-12-31
Vivint Smart Home, Inc.
filed 2021-02-26
CIK 1713952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Registrant’s telephone number, including area code (801) 377-9111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	VVNT	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $875.6 million.
As of February 25, 2021, there were 203,042,281 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in this annual report on Form 10-K.
•The global COVID-19 pandemic has impacted, and is expected to continue to adversely impact, our business at least for the near term. These impacts may persist for an extended period of time or become more severe which, in turn, may materially and adversely impact our financial condition, cash flows or results of operations;
•Our industry is highly competitive and pricing pressure from competitors who are larger in scale, have greater resources than us and who may benefit from greater name recognition, economies of scale and other lower costs than us, improvements in technology and shifts in consumer preferences toward do-it-yourself or individual solutions could each adversely impact our subscriber base or pricing structure;
•We incur significant upfront costs to originate new subscribers and our business model relies on long-term retention of subscribers. Premature subscriber attrition can have a material adverse effect on our results;
•Litigation, complaints or adverse publicity or unauthorized use of our brand name could negatively impact our business, financial condition and results of operations;

•We are highly dependent on our ability to attract, train and retain an effective sales force and other key personnel and if we are unable to do so our business, financial condition, cash flows or results of operations could be adversely affected;
•Our operations depend upon third-party providers of telecommunication technologies and services, which services may become obsolete, impair, degrade or otherwise block our services which could lead to additional expenses to us or loss of users;
•Privacy and data protection concerns and laws and regulations relating to privacy and data protection and information security could have a material adverse effect on our business through increased operating costs tied to compliance or our failure or our perceived failure to comply with such laws and regulations;
•If our security controls are breached or unauthorized or inadvertent access to subscriber information or other data or to control or view systems are otherwise obtained, our services may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, our business may be harmed, and we may incur significant liabilities;
•We offer consumer financing options for our customers to purchase our products and services through our Vivint Flex Pay plan. Use of consumer financing through the Vivint Flex Pay plan may subject us to additional risks including payment risk and federal, state and local regulatory and compliance related risks;
•We are subject to a variety of laws, regulations and licensing requirements that govern our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvements, warranties and door-to-door solicitation. Failure to obtain or maintain necessary licenses or otherwise comply with applicable laws and regulations may have a material adverse effect on our business;
•Our industry is subject to continual technological innovation. Our technology becoming obsolete could require significant capital expenditures or our inability to adapt to changing technologies, market conditions or subscriber preferences in a timely manner could have a material adverse effect on our business;
•We depend on a limited number of suppliers to provide our products and services. Our product suppliers, in turn, rely on a limited number of suppliers to provide significant components and materials used in our products. A change in our existing preferred supply arrangements or a material interruption in supply of products or third-party services could increase our costs or prevent or limit our ability to accept and fill orders for our products and services;
•We rely on certain third-party providers of licensed software and services integral to the operations of our business. Failure by these third-party providers to maintain, enhance or to continue to develop their software and services on a timely and cost-effective basis or our inability to renew our agreements with them or maintain compatibility of our products with their software and services may have a material adverse effect on our business;
•We are highly dependent on the proper and efficient functioning of our computer, data backup, information technology, telecom and processing systems, platform and our redundant monitoring stations;
•The loss of our senior management , particularly Todd Pedersen, our founder and Chief Executive Officer, could disrupt our business;
•From time to time, we are subject to claims for infringing, misappropriating or otherwise violating the intellectual property rights of others, and will be subject to such claims in the future, which could have an adverse effect on our business and operations;
•Product or service defects or shortfalls in subscriber service could damage our reputation, subjecting us to claims and litigation, increase attrition rates and negatively affect our ability to generate new subscribers, all of which may have a material adverse effect on us;
•The nature of our products and the services we provide exposes us to potentially greater risk of liability for employee acts or omissions or system failure than may be inherent in other businesses;
•Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets;
•We have recorded net losses in the past and we may experience net losses in the future and there can be no assurance that we will be able to achieve or maintain profitability or positive cash flow from operations;
•The nature of our business requires the application of complex revenue and expense recognition rules, and the current legislative and regulatory environment affecting generally accepted accounting principles is uncertain. Significant changes in current principles could affect our financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results;
•We have approximately $2.8 billion aggregate principal amount of total debt outstanding. Our substantial indebtedness and the potential need to incur significant additional indebtedness could adversely affect our financial condition;

•The variable interest rates of our existing indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly and make us unable to service our indebtedness;
•The debt agreements governing our existing indebtedness impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities;
•Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Class A common stock to decline;
•Certain significant Company stockholders whose interests may differ from yours will have the ability to significantly influence our business and management.

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.vivint.com), our company blogs (vivint.com/resources, innovation.vivint.com), corporate Twitter and Facebook accounts (@VivintHome), our corporate Instagram account (@Vivint) and our corporate LinkedIn account as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.investors.vivint.com. The contents of our website and social media channels are not, however, a part of this report.
BASIS OF PRESENTATION

As used in this annual report on Form 10-K, unless otherwise noted or the context otherwise requires:

•references to “Vivint,” “Vivint Smart Home,” “we,” “us,” “our” and “the Company” are to Vivint Smart Home, Inc. and its consolidated subsidiaries;
•references to “2GIG” are to 2GIG Technologies, Inc., our former affiliate;
•references to “AMRU” are to average monthly revenue per user, which consists of Total MR (as defined below) divided by average monthly Total Subscribers (as defined below) during a given period;
•references to “APX” are to APX Group, Inc., a wholly owned subsidiary of the Company;
•references to the “Consumer Financing Program” or “CFP” are to the program, launched in the first quarter of 2017 under the Vivint Flex Pay plan, pursuant to which we offer to qualified customers in the United States an opportunity to finance the purchase of Products (as defined below) and installation fees in connection with the services through a third-party financing provider;
•references to “Average Subscriber Lifetime” are to 100% divided by our expected long-term annualized attrition rate multiplied by 12 months;
•references to “Notes” are to the 7.875% Senior Secured Notes due 2022 (“2022 notes”), 7.625% Senior Notes due 2023 (“2023 notes”), 8.500% Senior Notes due 2024 (“2024 notes”) and 6.75% Senior Secured Notes due 2027 (“2027 notes”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;
•references to “Legacy Vivint Smart Home” are to Legacy Vivint Smart Home, Inc. (f/k/a Vivint Smart Home, Inc.);
•references to the “Merger” or the “Business Combination” are to the merger, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 15, 2019, by and among Legacy Vivint Smart Home, Inc., the Company and Maiden Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Vivint Smart Home, Inc., as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 18, 2019, by and among the Company, Merger Sub and Legacy Vivint Smart Home pursuant to which Merger Sub merged with and into Legacy Vivint Smart Home with Legacy Vivint Smart Home surviving the merger as a wholly owned subsidiary of Vivint Smart Home;
•references to “Net Service Cost per Subscriber” are to the average monthly service costs incurred during the period (both period and capitalized service costs), including monitoring, customer service, field service and other service support costs, less total non-recurring smart home services billings and cellular network maintenance fees for the period, divided by average monthly Total Subscribers for the same period;
•references to “Products” are to our offering of smart home equipment including a proprietary control panel, door and window sensors, door locks, security cameras and smoke alarms;
•references to “Revolving Credit Facility” are to the senior secured revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources-Revolving Credit Facility”;
•references to “RICs” are to retail installment contracts offered under the Vivint Flex Pay plan with respect to the purchase of Products and installation fees to certain of our customers who do not qualify for the CFP but qualify under our historical underwriting criteria;
•references to “Services” are to our offering of smart home and security services;
•references to “Smart Home as a Service,” or “SHaaS” are to our business model which generates subscription-based, recurring revenue from customers who sign up for our Smart Home Services;
•references to “smart home operating system” are to the combination of the software inside our Products and our cloud-based software and mobile apps;
•references to “Smart Home Pros” or “SHPs” are to our full-time smart home professionals who service our customers;
•references to “Smart Home Services” are to our offering of smart home services combining Products and related installation, Services and our proprietary back-end cloud platform software;
•references to “Solar” or “Vivint Solar” are to Vivint Solar, Inc., our former affiliate;
•references to “Sponsor” or “Blackstone” are to certain investment funds affiliated with The Blackstone Group Inc.;
•references to “Net Subscriber Acquisition Costs per New Subscriber” are to the net cash cost to create new smart home and security subscribers during a given 12-month period divided by New Subscribers for that period. These costs include commissions, Products, installation, marketing, sales support and other allocations (general and administrative and overhead); less upfront payments received from the sale of Products associated with the initial installation, and installation fees. Upfront payments reflect gross proceeds prior to deducting fees related to consumer financing of Products. These costs exclude capitalized contract costs and upfront proceeds associated with contract modifications.
•references to “Total MR” are to the average monthly total revenue recognized during the period;
•references to “Total Subscribers” are to the aggregate number of active smart home and security subscribers at the end of a given period, excluding subscribers acquired under pilot programs;
•references to the “Vivint Flex Pay” or “Flex Pay” plan are to the plan, introduced in January 2017, under which we launched the Consumer Financing Program and began to offer RICs as well as the option to pay in full at the time of purchase; and
•references to “Smart Home App” are to our application available on both Android and iOS which allows users to automate, control and monitor their smart home experience.
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
Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Vivint Smart Home was effected through the merger of Maiden Merger Sub, Inc., a subsidiary of the Company (“Merger Sub”) with and into Legacy Vivint Smart Home, with Legacy Vivint Smart Home surviving as the surviving company (the “Business Combination”). Notwithstanding the legal form of the Business Combination pursuant to the Merger Agreement, the Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Vivint Smart Home, Inc. is treated as the acquired company and Legacy Vivint Smart Home is treated as the acquirer for financial statement reporting and accounting purposes. Legacy Vivint Smart Home has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
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

In connection with the Business Combination, Mosaic Acquisition Corp. changed its name to Vivint Smart Home, Inc. The Company’s Common Stock is now listed on the NYSE under the symbol “VVNT”. Prior to the Business Combination, the Company neither engaged in any operations nor generated any revenue. Until the Business Combination, based on the Company’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Unless specified otherwise, amounts in this annual report on Form 10-K are presented in United States (“U.S.”) dollars. Defined terms in the financial statements have the meanings ascribed to them in the financial statements.
PART I

ITEM 1.BUSINESS
Overview
Vivint Smart Home is a leading smart home platform company serving approximately 1.7 million subscribers as of December 31, 2020. Our mission is to redefine the home experience through intelligently designed cloud-enabled solutions, delivered to every home by people who care. Our brand name, Vivint, represents “to live intelligently,” and our solutions help our subscribers do just that.
We make creating a smart home easy and affordable with an integrated platform, best-in-class products, hassle-free professional installation and zero percent interest rate consumer financing for most customers. We help consumers create a customized solution for their home by integrating smart cameras (indoor, outdoor, doorbell), locks, lights, thermostats, garage door control, car protection and a host of safety and security sensors. As of December 31, 2020, on average our subscribers had 15 security and smart home devices in each home.
We provide a fully integrated solution for consumers with our vertically integrated business model which includes hardware, software, sales, installation, support and professional monitoring. This model strengthens our ability to deliver superior experiences at every customer touchpoint and a complete end-to-end smart home experience. This seamless integration of high-quality products and services results in an average subscriber lifetime of approximately eight years, as of December 31, 2020.
Our cloud-based home platform currently manages more than 23 million in-home devices as of December 31, 2020. Our subscribers are able to interact with their connected home by using their voice or mobile device—anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends and visitors. Our average subscriber engages with our smart home app multiple times per day.
Our technology and people are the foundation of our business. Our trained professionals educate consumers on the value and affordability of a smart home, design a customized solution for their homes and their individual needs, teach them how to use our platform to enhance their experience, and provide ongoing tech-enabled services to manage, monitor and secure their home.
Our Smart Home as a Service (“SHaaS”) business model generates subscription-based, high-margin recurring revenue from subscribers who sign up for our smart home services. More than 95% of our revenue is recurring, which provides long-term visibility and predictability to our business. Despite the many uncertainties pertaining to the COVID-19 pandemic, our recurring revenue model has proven resilient.
General Developments
Prior to the Merger, we were a blank check company. On January 17, 2020 (the “Closing Date”), Vivint Smart Home and Legacy Vivint Smart Home, consummated the Merger.
In connection with the Closing, Mosaic Acquisition Corp. changed its name to Vivint Smart Home, Inc.
Our Industry
The smart home market is an expanding global opportunity and in the very early stages of broad consumer adoption. The connected home has a multitude of devices and requires a platform to coordinate them all within a single unified system. Integrating smart home devices from different manufacturers that were not designed to work together is difficult, and often results in an experience that is complex, inconsistent and unreliable. Moreover, do-it-yourself ("DIY") solutions put a large burden on homeowners to install and support many devices themselves. Some DIY solutions also require a high upfront cost, which can be prohibitively expensive for certain customers, limiting their potential for mass adoption.
Just as developers of smart phone operating systems enabled entirely new kinds of applications and use cases for their mobile devices, we believe that our smart home operating system provides the foundation for the full smart home experience.

We believe there is a significant opportunity for companies to provide an end-to-end smart home experience. A successful smart home company must be able to provide the following:
•An end-to-end solution with a comprehensive integration of technology and people;
•A cloud-enabled operating system that provides a seamless and intuitive smart home experience;
•A portfolio of compelling use cases orchestrated across multiple devices and leveraging artificial intelligence for adaptive and personalized automation;
•A broad suite of smart devices designed to work as part of a comprehensive smart home;
•An extensible platform complete with deep partner integrations of popular stand-alone devices;
•Local professional services to educate consumers and to install and support devices in every home; and
•A trusted relationship with consumers who expect their sensitive home data to be kept private.
We believe our fully integrated solution that provides end-to-end product, sales and service throughout the life of the customer successfully addresses all these key points of friction and positions us to drive broad consumer market adoption.
Our Smart Home Platform
We pioneered a comprehensive smart home platform and began installing connected home solutions in 2010. Our cloud-enabled smart home operating system delivers on the promise of a true smart home experience.
Some key benefits of our platform include:
Integrated smart home experiences. We have developed and launched over 10 proprietary devices since 2010, all designed to seamlessly integrate into a comprehensive smart home solution. The software inside these devices, in combination with our cloud-based software and mobile apps, comprises the smart home operating system that knits these elements together to intuitively enable otherwise complex use cases that help address real-world problems. For instance, when someone comes to the front door, the homeowner may want to let them into the house. This requires a doorbell camera, lighting, locks, the security system, and indoor cameras to all work seamlessly together. Our smart home operating system does just this, enabling a multitude of use cases in a simple and intuitive fashion.
Anywhere, anytime access. Our operating system securely manages real-time communications and allows users to interact with their homes from around the globe. In addition to in-home touchscreens and our comprehensive integrations with voice-control devices, we provide apps for Android and iOS mobile devices.
AI-driven automation. Our AI-driven smart home automation and assistance software uses the data from both our and partner devices to enable our subscribers to have a true smart home experience. Because our trained and experienced in-home service professionals (“Smart Home Pros”) install the right devices in the right places in the home, it enables us to collect superior data and generate unique insights. We believe that we have the broadest, deepest, and purest home activity dataset, which we use to understand the state of the home in real time. This enables us to intelligently manage the residence on the homeowners’ behalf, while still keeping them informed and in full control.
Vivint Assist processes home events such as interactions with lights, locks, thermostats, touchscreens, voice-control devices, and door and motion sensors; thermodynamic data such as interior and exterior temperature and heating/cooling duty cycles; location data from mobile devices; and users’ interactions with Vivint Assist itself. Our software learns from key interactions, enriching our platform and making the smart home experience smarter. We believe that no other company is as well positioned to capitalize on the opportunity to make the true smart home a reality.
Privacy and security. Much of the information that our technology manages on our subscribers’ behalf, including sensor data, video, and the insights gleaned by Vivint Assist, is sensitive and private, and we take our responsibility to protect this information seriously. We use this data to make our products smarter and provide intelligent suggestions to homeowners based on their daily routines, such as asking to lock doors or close the garage doors. Our subscribers trust us to help them manage their homes, which we consider a unique relationship that we strive to strengthen.
Curated partner relationships. We allow a select number of third-party, standalone devices into our system when doing so enhances the smart home experience for our subscribers. These may be devices that have a large installed base or that have unique capabilities, such as voice assistants. Using the Amazon Alexa and Google Assistant integrations for example, subscribers can use their voice to control their lights, change the temperature, make sure their garage doors are closed, lock their doors, or perform other actions. Other product and technology partnerships include AT&T, Chamberlain, Google Nest, Kwikset, Linear, Linksys, Philips Hue, Verizon, 2GIG and a variety of Z-Wave-enabled device manufacturers.
Seamless integration and support. We ensure that all partner devices are seamlessly integrated into our smart home platform, and that we are able to manage and support them as well as our own proprietary devices. This curated, partner-neutral approach is designed to provide our subscribers with a worry-free, end-to-end experience from sale to installation through a lifetime of use and support.
Reliability. The smart home requires an operating system that is always-on, reliable, able to process large streams of incoming data, and protected by enterprise-grade security. We deliver new functionality continually, deploying weekly and bi-weekly updates to our software. We also push firmware updates to smart home devices throughout the year to deliver new functionality and improve device performance. We ensure that all of the mundane tasks of device management - security, firmware upgrades, telemetry, diagnostics, and more - are taken care of, so that the system is as reliable as possible.
Increased usability and intelligence. With the vertical integration of the development and design of our products and services with our existing sales and customer service functions, we believe we are able to more quickly respond to market needs, and better understand our subscribers’ interactions and engagement with our system. This provides critical data which allows us to improve the power, usability and intelligence of our products and technology.
Continuous innovation. Our Vivint Innovation Center headquartered in Lehi, Utah, and our research and development office in Boston, Massachusetts, focus on the research and development of new products and services, both within and beyond our existing offerings. Our innovation centers include people with expertise in all aspects of the development process, including hardware development, software development, design, and quality assurance. We believe that continuously improving the smart home experience will increase the lifetime value of our current subscribers and attracts new subscribers.
Our Products
Our smart home products are designed to work as part of an integrated system, with features and capabilities that are often not present in devices designed primarily for standalone purchase and use. Our broad device portfolio enables our subscribers to achieve a comprehensive experience, across the entire home.
Some of our key products include:
•Vivint Smart Hub - a 7-inch touchscreen hub that seamlessly connects all smart home devices and makes it easy to control the home.
•Vivint Smart Home App – a single mobile app to control all of the smart home devices in a comprehensive Vivint smart home.
•Vivint Doorbell Camera Pro – an AI-powered doorbell camera with advanced analytics and Smart Deter technology to intelligently detect packages and actively help protect them from porch pirates and other potential threats.
•Vivint Outdoor Camera Pro – an AI-powered security camera that uses advanced analytics and Smart Deter technology to intelligently detect and deter lurkers around the home.
•Vivint Indoor Camera – an indoor camera with two-way talk and one-touch callout so families can easily connect and communicate.
•Vivint Smart Thermostat – a thermostat that provides a new level of intelligence for temperature control and energy savings by integrating with all the door, window and motion sensors in a Vivint smart home.
•Vivint Car Guard – a first-of-its-kind service that allows homeowners to manage the security of both their home and car with a single app.
Our range of other devices, including smart locks, garage door control, door and window sensors, motion sensors, glass break detectors, key fobs, emergency pendants, smoke and carbon monoxide detectors and water sensors extend the smart home experience to every part of the home, connecting users to their environments in new ways.
High-Performing Scalable Economic Model
We believe our end-to-end solution, long-term customer relationships, and subscription-based, high-margin recurring revenues drive significant lifetime value.
Our business is driven by the acquisition of new subscribers and by managing and retaining our existing subscriber base. Historically, the acquisition of new subscribers required significant upfront investment. To provide even greater subscriber accessibility and affordability to our Products and Services and improve our cash flow economics, in 2017 we launched Vivint Flex Pay, which enables qualified subscribers to purchase smart home devices with unsecured financing either through a third-party financing partner or through us, in most cases at zero percent annual percentage rate (“APR”). Vivint Flex Pay significantly reduced this upfront investment to acquire new subscribers and in turn dramatically improved our customer economics. Our Net Subscriber Acquisition Cost per New Subscriber decreased from $1,189 for the year ended December 31, 2018 to $139 for the year ended December 31, 2020, a reduction of approximately 88%.

Our existing subscriber base generates predictable, high-margin recurring revenue (with approximately 79% net service margins for the year ended December 31, 2020) from our cloud-enabled smart home solutions. Therefore, we focus our investment decisions on acquiring new subscribers in the most cost-effective manner while striving to maximize existing subscriber retention and lifetime. We drive long-term subscriber retention through our high-quality subscriber experience, from the time of first contact to day-to-day use. For example, our average subscriber engages with our smart home app multiple times per day.
We will continue investing in innovative technologies that we believe will make our platform more valuable and engaging for subscribers, and we intend to continue investing in new subscriber acquisition channels to further improve the economics of our business model. We will also continue working to improve the lifetime value of our customers and the unit economics of our business by continually enhancing the smart home experience and identifying adjacent in-home products and services that leverage our smart home platform and customer relationships.
Sales and Marketing
Our go-to-market strategy is based on directly educating consumers about the value and benefits of a smart home experience. We reach consumers through a variety of highly efficient customer acquisition channels, including our direct-to-home and inside sales channels. Our nationwide sales and service footprint covers the majority of U.S.zip codes. Regardless of sales channel, our tech-enabled sales professionals always take a consultative approach to the sales process, educate potential subscribers on the benefits of smart home technology, and tailor a solution that serves each subscriber’s needs. This consultative sales process has enabled us to achieve a high adoption rate of our smart home solutions.
Direct-to-Home Sales
Our direct-to-home tech-enabled sales representatives provide an in-home consultative sale to help homeowners understand the benefits of a smart home. Markets are selected each year based on a number of factors, including demographics, population density and our past experience selling in these markets. We also have a program whereby a number of direct-to-home sales representatives reside in certain select markets and sell in those markets on a year-round basis. We expect the number of new subscriber contracts generated through this program to continue to increase over time.
In response to the pandemic caused by the novel coronavirus disease that was identified in late 2019 (“COVID-19”), during 2020 we implemented a number of new operating and safety protocols in accordance with the guidance provided by the Centers for Disease Control and Prevention (“CDC”), to protect the safety of our customers and customer-facing employees. These measures included:
•Daily "fitness-for-duty" assessments for all customer-facing employees, which include temperature and symptom checks.
•Contacting customers in advance of scheduled in-home service and installation appointments, to determine if anyone in the home is experiencing symptoms consistent with COVID-19, or has been exposed to someone with COVID-19, and rescheduling appointments if necessary.
•Following CDC guidelines for social distancing and sanitation.
•Using personal protective equipment during home visits, such as face coverings and gloves.
National Inside Sales
Our national inside sales channel provides a consultative experience for consumers who contact us. The inside sales channel generates leads through multiple sources, both digital and traditional, including paid, organic and local search, as well as display advertising. Driven by increasing brand awareness and marketing effectiveness, the number of new subscribers acquired through this channel in 2020 increased 18% compared to 2019. We believe that we will continue to experience growth in this channel as our brand awareness improves and customers’ understanding of the benefits of a smart home increases.
Marketing Strategy
We are building a national brand across all our channels. Key to becoming a household name, we partner with celebrity ambassadors who are well-known, liked and trusted among our key demographics. Our celebrity ambassador campaigns are built around narrative storytelling and humor as the vehicle for delivering our primary message of “Smart security. Professionally installed.” We invest in certain marketing strategies which amplify the brand and awareness of our solutions, including through general paid media outlets. We also have exclusive brand naming rights for the Vivint Arena, home of the NBA’s Utah Jazz.

Field Operations
When it comes to creating a smart home experience, we believe many homeowners want and need professional help to set up their systems and to ensure that they are fully functional. We deploy Smart Home Pros throughout North America to provide professional installation and prompt tech-enabled services to our subscribers. In contrast to DIY solutions, we provide professional, white glove installation, followed by ongoing in-home service, customer support and 24/7 professional monitoring.
In addition to providing high quality installation and services, Smart Home Pros also deliver tailored in-home customer service. Our Smart Home Pros work together with customers to determine the most effective installation plan. Because of their experience and expertise, Smart Home Pros can offer recommendations for additional, industry-leading products to ensure the customer’s system provides the highest possible functionality and security. As part of the installation process, the customer is trained on how to use the system and Smart Home Pros work to answer any questions and address any customer concerns. We believe this customer-focused attention sets Vivint apart from our competition.
Our Smart Home Pros that provide in-home service and installation are also subject to the COVID-19 safety protocols discussed above under "Direct-to-Home Sales"
Customer Care and Monitoring
Our customer service team responds to non-emergency inquires related to service and billing. In many cases, they can remotely troubleshoot system issues, without the need to send a Smart Home Pros technician to the home. Our customer service centers operate 24/7 year-round and are fully redundant across multiple locations. Our team has won multiple awards for customer service including the Business Intelligence Group’s “Excellence in Customer Service” award in 2019. We continue to improve our customer care offerings with online self-help tools and resources. Customer service representatives are required to pass background checks and, depending upon their job function, may require licensing.
Our two central monitoring facilities are located in Utah and Minnesota and are capable to act as primary backups for each other and operate 24/7 year-round, including on holidays. Our professional monitoring teams respond to medical, fire, flood, carbon monoxide and burglary alerts within seconds and relay appropriate information to first responders, such as local police, fire departments or medical emergency response centers. Our team has twice won the Monitoring Association’s “Monitoring Center of the Year” award, the highest accolade for central monitoring stations. All professionals who work in our monitoring facilities undergo comprehensive training and are required to pass background checks and, in certain cases, licensing tests or other checks.
Our Customers
We had approximately 1.7 million subscribers in North America as of December 31, 2020. Our business is not dependent on any single subscriber or a few subscribers, the loss of which would have a material adverse effect on the respective market or on us as a whole. No individual subscriber accounted for more than 1% of our consolidated 2020 revenue.
Subscriber Contracts
We seek to ensure that our subscribers understand their smart home system, along with the key terms of their contracts by conducting two surveys with every subscriber. The first survey is conducted live via a digital interface prior to the execution of the contract and professional installation, and the second survey is conducted after the installation is completed. Each survey is recorded and stored in our subscriber relationship management and billing system software, enabling easy access and review.
Types of Contracts
When signing up for our Services, subscribers currently have the following three ways to pay for their Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider ("Consumer Financing Program" or "CFP"); (2) we offer to a limited number of customers not eligible for the CFP, but who qualify under our underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with us or; (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card ("Pay-in-Full" or "PIF"). We receive recurring revenue for Services on a month-to-month basis from these subscribers. When a subscriber signs up under the CFP program, we receive cash from the third-party financing provider for the subscriber’s purchase of products and the related installation costs. For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in liabilities for credit losses depending on the credit quality of the customer. For other third-party loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party financing provider. RIC financing is available to a limited number of subscribers who do not qualify for the CFP based, among other things, on their credit profile. Going forward, we expect the number of Product purchases financed through RICs to be minimal.
Term and Termination
Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months, subject to automatic monthly renewal after the expiration of the initial term. A majority of new subscribers enter into 60-month contracts. As a result, the average initial contract length has increased over time, reaching an average of 51 months as of December 31, 2020. In limited circumstances, generally when the customer pays for their Products upfront, we offer a month-to-month contract at the time of origination. Subscribers have a right of rescission period prescribed by applicable law during which such subscriber may cancel the contract without penalty or obligation. Generally, these rescission periods range from 3 to 15 days, depending on the jurisdiction in which a subscriber resides. As a company policy we provide new subscribers 70 years of age and older a 30-day right of rescission. If the subscriber rescinds during the applicable rescission period under the terms of the contract, the subscriber is required to return the applicable equipment. Once the applicable rescission period expires, the subscriber is responsible for the monthly services fees under the contract.
Other Terms
We provide our subscribers with maintenance free of charge for the first 120 days. After 120 days, we will repair or replace defective smart home devices without charge, but we typically bill the subscriber a charge for each service visit. If a utility or governmental agency requires a change to our platform or tech-enabled service after installation of the system, the subscriber may be charged for the equipment and labor associated with the required change. We also charge subscribers a monthly fee related to the cost of maintaining our cellular communication network.
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
Billing and Collections
A majority of our subscribers pay electronically either via ACH, credit or debit card, with approximately 89% paying electronically as of December 31, 2020. Our subscribers billed via direct invoice can be billed on any day of the month, with payment due 15 days subsequent to the invoice date. Subscribers are billed in advance for their monthly services based on their billing cycle and not calendar month. In those jurisdictions where we are entitled to do so by law, we charge late fees to subscribers whose accounts are more than 10 days past due.
Intellectual Property
Patents, trademarks, copyrights, trade secrets, and other proprietary rights are important to our business and we continually refine our intellectual property strategy to maintain and improve our competitive position. We seek to protect new intellectual property to safeguard our ongoing technological innovations and strengthen our brand, and we believe we take appropriate action against infringements or misappropriations of our intellectual property rights by others. We review third-party intellectual property rights to help avoid infringement, and to identify strategic opportunities. We typically enter into confidentiality agreements to further protect our intellectual property.
Our portfolio of U.S. and foreign patents consists of 337 issued patents and additional pending-patent applications that relate to a variety of smart home, security and other technologies utilized in our business. We also own a portfolio of trademarks, including domestic and foreign registrations for Vivint, and are a licensee of various patents from our third-party suppliers and technology partners.
Competition
The smart home industry is highly competitive and fragmented. Our major competitors range from large-cap technology companies (e.g., Amazon and Google) which predominantly offer DIY devices to expand their core market opportunity, to security-based providers such as ADT, Alarm.com, Brinks, FrontPoint, Guardian and SimpliSafe. We also face competition from industrial and telecommunications companies that offer connected home experiences such as Arlo, Comcast Xfinity

Home, Cox Communications, Honeywell, Resideo and Samsung. Historically, the vast majority of companies have not offered comprehensive smart home solutions and accompanying services that meet the growing requirements of households.
We believe we compete effectively with each of our competitors, but we expect competition to intensify in the future. We face increasing competition from competitors who are building their own smart home platforms, such as Amazon, Apple and Google, as well as from companies that offer single-point connected devices. Having installed more than 2.8 million smart home and security systems, we believe we are well positioned to compete because we benefit from more than 21 years of experience; our efficient direct-to-home and inside sales channels; integrated smart home platform; innovative products; and our award-winning customer service.
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
Data Privacy and Security
In the course of our operations, we gather, process, transmit and store subscriber information, including personal, payment, credit and other confidential and private information. We may use this information for operational and marketing purposes in the course of operating our business. Our collection, retention, transfer and use of this information are governed by U.S. and foreign laws and regulations relating to privacy, data protection and information security, industry standards and protocols, or it may be asserted that such industry standards or protocols apply to us. In North America, federal and various state and provincial governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain categories of information. These new laws and regulations may also impact the way we design and develop new technology solutions. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services, or from breaches experienced by our service providers and/or partners. We are also subject to state and federal laws and regulations regarding telemarketing and other telephonic communications and state and federal laws regarding unsolicited commercial emails, as well as regulations relating to automated telemarketing calls, texts or SMS messages.
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
Seasonality
Our direct-to-home sales are seasonal in nature with a substantial majority of our new customer originations generally during a sales season from April through August. We make investments in the recruitment of our direct-to-home sales force and the inventory prior to each sales season. We experience increases in subscriber contract costs during these time periods.
The management of our sales channels has historically resulted in a consistent sales pattern that enables us to more accurately forecast customer originations.
Human Capital Management
As a smart home platform company that provides home services to our customers, we know that our success relies heavily on our ability to attract, develop and retain top talent who are committed to delivering the peace of mind our customers expect. We recognize that delivering this peace of mind means we must understand the needs of our diverse customer base and the communities we serve across North America. The best way to do this is to employ top talent with diverse backgrounds, perspectives and experience that can connect with our customer’s needs.
As of December 31, 2020, we employed approximately 12,100 people including our seasonal direct sales and installation force, of which 11,960 were employed in the United States and 140 were employed in Canada. Less than 0.5% of our field-based employees were, as of December 31, 2020, represented by a union organization. However, in February 2021, we received a petition signed by the majority of these employees notifying the company of their desire to withdraw from the union. While we have maintained an open and productive working relationship with the union at all relevant times, upon receipt of the aforementioned petition, we notified the union that we no longer recognize them as representing our employees.
We place a premium on inclusion and strive to continually engage employees on ways to fully realize one of our core values of “We Win Together.” We believe this is a critical component of our strategies for attracting and retaining talent. One way we accomplish this is through Employee Resource Groups (“ERG”s), including our Vivint Pride, Vivint Veterans, Vivint Women and Vivint EDGE (Ethnically Diverse Group of Employees), as well as our Diversity Council. Our ERG programs are staffed by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results. We use these groups to provide guidance to the organization on opportunities to improve inclusion across Vivint, to provide mentorship opportunities for our employee base, and to support the acquisition of diverse talent internally and externally. Each ERG is sponsored and supported by senior leaders across the enterprise. In 2020, we were recognized for the second consecutive year by Forbes as one of “America's Best Employers for Diversity.” Approximately 37% of our employee base self identifies as ethnically diverse and approximately 20% of our employee base self identifies as female.
Attracting talent
Attracting top talent starts at the candidate pipeline stage. Our talent acquisition team works closely with managers to develop job descriptions that are inclusive, to attract a broad spectrum of candidates. We work with many groups and networks including universities, alumni networks, job boards, diverse affinity groups, Utah’s Women Tech Council and veterans groups in order to cast a wide net to identify a diverse slate of qualified candidates.
Developing Talent

We are committed to the continued development of our employees. We rely heavily on experiential learning through stretch assignments, projects and other on-the-job opportunities while layering in mentoring, coaching, and formal training as appropriate to facilitate talent development. Strategic talent reviews and succession planning occur on a planned annual cadence across all business areas. The CEO and Senior Vice President of Human Resources hold meetings with senior leadership to review top talent, identify opportunities to develop and stretch our talent, and develop action plans to mitigate retention risks and talent gaps. This approach has enabled us to continue providing formal career growth to our internal employees with over 80% of open management positions being filled internally in 2020.
Retaining Talent
An important component of retention is a competitive total rewards package which includes:
•Competitive compensation that incentivizes performance
•Comprehensive health insurance coverage
•Access to our on-site clinic for Utah County based employees, which delivers personalized health care and wellness solutions for our employees, including access to mental health professionals at a nominal cost
•Life insurance and disability leave
•401(k) matching
•Paid parental leaves for birth, adoption, or foster placement
•PTO for our hourly employees and unlimited paid time away for our salaried employees
While a competitive total rewards program provides a solid foundation for retention, we believe it is critical to continually focus on ensuring our employees are highly engaged and feel valued. Our leaders hold regular one-on-one meetings, where leaders take time to connect with their employees, and to understand what is working well for them and areas for improvement and development. We also conduct an annual company-wide engagement survey and pulse surveys throughout the year to seek feedback from our employees on a variety of topics including, but not limited to, confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities, how we live our values and improvements we can make. We then develop plans to address opportunities for improvement, based on the survey results.
Health and Safety
We are committed to providing a safe and healthy environment for all our employees. This requires us to identify the specific hazards within the unique working environments of our sales, service, installation and corporate operations. We use leading indicators reported through Job Safety Analysis and Job Safety Observation (audits) to provide an assessment of prevailing hazards identified on the job. Both indicators provide leaders with data that enables real-time coaching and engagement conversations while providing the Health and Safety Team analysis of the workplace hazards, for training and policy development. In addition, we utilize a number of measures including Total Recordable Incident Rate (“TRIR”), and Lost Time (or Lost Workday) Incident Rate (“LTIR”), to measure the overall effectiveness of our health and safety program. For 2020, we had a TRIR of 1.7, a LTIR of 1.02 and zero work-related fatalities.
In 2020, one of our primary focuses in this area was maintaining a healthy and safe work environment for our employees through the COVID-19 pandemic. We implemented a number of initiatives, including standard operating procedures aimed at keeping our employees and customers safe when in customers’ homes; requiring appropriate personal protective equipment; moving a significant portion of our office-based employees to a work from home environment; offering paid time off for those who are diagnosed with and quarantined due to COVID-19; and making rapid testing available to our employees based in our Utah County offices through our on-site clinic.
Suppliers
We license certain communications infrastructure, software and services from Alarm.com to support subscribers using our Go!Control panel, which was approximately 8% of our Total Subscribers at December 31, 2020. These Go!Control panels are connected to Alarm.com’s hosted platform. Alarm.com also provides an interface to enable these subscribers to access their systems remotely. We also license certain intellectual property from Alarm.com for our subscribers using the SkyControl panel.
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

Where You Can Find More Information
We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. In addition, we maintain a website at http://www.vivint.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report.

ITEM 1A.RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this annual report on Form 10-K. The risks and uncertainties described below are not the only risks facing us. Additional risks and uncertainties that we are unaware of, or those we currently deem immaterial, also may become important factors that affect us. The following risks could materially and adversely affect our business, financial condition, cash flows or results of operations.
Risks Relating to Our Business and Industry

The global COVID-19 pandemic has impacted, and is expected to continue to adversely impact, our business at least for the near term. These impacts may persist for an extended period of time or become more severe which, in turn, may materially and adversely impact our financial condition, cash flows or results of operations.
In December 2019, COVID-19 was initially reported and on March 11, 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. In March 2020, the United States declared a national emergency and almost every state has declared public health emergencies concerning the outbreak of the disease and have taken preventative measures to try to contain the spread of COVID-19.
The COVID-19 pandemic has materially and adversely affected global economies, financial markets and the overall environment for our business, and may materially and adversely impact our financial condition, cash flow or results of operations, including without limitation the following:
•Unfavorable national, regional and local economic conditions, economic uncertainty, reduced income levels, consumer access to credit and declines in consumer confidence and increasing unemployment levels resulting from the COVID-19 pandemic has affected our subscribers’ ability to pay amounts owed to us in a timely manner resulting in an 88% increase of requests for forbearance in 2020 as compared to 2019. The ongoing impact of the COVID-19 pandemic will likely continue to result in higher rates of forbearance or delinquency and may impact our ability to collect on our accounts receivable, which could ultimately result in lower revenues, increased subscriber acquisition and retention costs and higher attrition rates. In addition, the demand for our products and services may decline as a result of any or all of the factors discussed above. If the COVID-19 pandemic and the related economic dislocations persist or increase in scale, it will further increase the adverse impact on our business, financial condition, cash flow and results of operations;
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
•Compliance with substantial and increasing government regulation, including new state or local government guidelines or regulations or changes in existing guidelines or regulations, including without limitation licensing and permitting restrictions, shelter-in-place orders and orders limiting business conduct, which laws or regulations may vary significantly by jurisdiction, has negatively impacted our sales operations, and caused us to temporarily suspend all door-to-door sales from the beginning of April 2020 through the middle to end of May 2020, depending on state and local restrictions then in place, and to indefinitely curtail sales through our retail channels. Although we believe we are currently considered an “essential” service in most of our operating markets, if the United States continues to struggle with rolling outbreaks of the COVID-19 virus and state and local guidelines continue to restrict our ability to sell through our retail channels or ability to conduct installations and service visits in subscribers’ homes, our sales and service operations will be further adversely impacted;
•The COVID-19 pandemic may have a negative impact on our liquidity and capital resources, including due to adverse impacts we are experiencing relating to the timing of payments by our customers and increased customer default rates, the sufficiency of our credit facilities and our ability to comply with debt covenants;
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
•Some technology companies are facing shortages of certain components used in our Products, which if prolonged could impact our ability to obtain the equipment needed to support our operations. Such shortages could also require us to utilize expedited shipping methods to maintain adequate supply, which would result in increased transportation costs for this equipment;
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
Our Vivint Flex Pay plan is a business model that may subject us to additional risks.
In 2017, we introduced Vivint Flex Pay, which allowed subscribers to finance the purchase of their products and related installation through our Vivint Flex Pay plan. Under Vivint Flex Pay, we offer to our qualified U.S. subscribers an opportunity to finance through a third party the purchase of products and related installation used in connection with our smart home services. We offer certain of our U.S. subscribers who do not qualify for third-party financing, the opportunity to finance their purchase of Products and related installation under a retail installment contract program (a “RIC”), which is financed by us. Under Vivint Flex Pay, subscribers pay separately for the Products and our Services. As an alternative to the financing offered under these programs, subscribers are able to purchase the products by check, ACH, credit or debit card, and pay in full at the time of installation.
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
In addition, the Vivint Flex Pay plan subjects us to additional regulatory requirements and compliance obligations. In particular, the Vivint Flex Pay plan may require that we be licensed as a lender in certain jurisdictions in which we operate. We face the risk of increased consumer complaints, potential supervision, examinations or enforcement actions by federal and state licensing and regulatory agencies and/or penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, we received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). In January 2021, we entered into a settlement agreement with the DOJ that resolved this investigation. As part of this settlement, we paid $3.2 million to the United States. In 2019, we also received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). We have cooperated, and intend to continue to cooperate, with any government requests or inquiries. These regulatory investigations could result in significant costs, fines or penalties and damage our reputation. In addition, any resolution of such regulatory investigations may alter or limit the way we do business or result in termination or modification of existing business and financing relationships. If DOJ, FTC or other federal or state governmental agencies were to determine that violations of certain laws or regulations occurred, or if any proceedings or investigations were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material amounts, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected. In addition, even if regulatory inquiries or investigations do not result in an adverse determination or the payment of material amounts, we expect to continue to incur costs in connection with such matters and our business, reputation, financial condition, liquidity, or results of operations could be adversely impacted.
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
We currently offer RICs in a number of the jurisdictions in which we operate and therefore are subject to regulation by state and local authorities for the use of RICs. We provide intensive training to our employees regarding sales practices and the content of our RICs and strive to comply in all material respects with these laws; however, we cannot be certain that our employees will abide by our policies and applicable laws, which violations could have a material and adverse impact on our business. We also offer RICs to our Canadian subscribers, and as a result are subject to additional regulatory requirements in Canada. In the future, we may elect to offer installment loans and other financial services products similar to the Consumer Financing Program directly to qualified subscribers. If we elect to offer such financial services directly, this may further expand our regulatory and compliance obligations.
In addition, as Vivint Flex Pay evolves, we may become subject to additional regulatory requirements and compliance obligations.
We are subject to payment related risks.
We accept payments using a variety of methods, including check, credit card, debit card and direct debit from a subscriber’s bank account. For existing and future payment options that we offer to our subscribers, we may become subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment-processing services, including the processing of credit cards, debit cards and electronic checks, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card -issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our subscribers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. See “—Privacy and data protection concerns and laws, and regulations relating to privacy, data protection and information security, could have a material adverse effect on our business” and “—If our security controls are breached or unauthorized or inadvertent access to subscriber information or other data or to control or view systems are otherwise obtained, our services may be perceived as insecure, we may lose existing subscribers or fail to attract new subscribers, our business may be harmed, and we may incur significant liabilities.”
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
We are subject to the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, and possibly other anti-bribery laws, including those that comply with the Organization for Economic Cooperation and Development, or OECD, Convention on Combating Bribery of Foreign Public Officials in International Business Transactions and other international conventions. Anti-corruption laws are interpreted broadly and prohibit our company from authorizing, offering, or providing directly or indirectly improper payments or benefits to recipients in the public or private sector. Certain laws could also prohibit us from soliciting or accepting bribes or kickbacks. We can be held liable for the corrupt activities of our employees, representatives, contractors, partners and agents, even if we did not explicitly authorize such activity. Although we have implemented policies and procedures designed to ensure compliance with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, partners, and agents will comply with these laws and policies.
Our operations require us to import from Thailand, Vietnam, Mexico, Taiwan, China, Malaysia and export to Canada, which geographically stretches our compliance obligations. We are also subject to anti-money laundering laws such as the USA PATRIOT Act and may be subject to similar laws in other jurisdictions. Our Products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. We may also be subject to import/export laws and regulations in other jurisdictions in which we conduct business or source our Products. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, U.S. Customs and Border Protection is investigating our historical compliance with regulations relating to duties and tariffs in connection with our import of certain products from outside the United States. The Department of Justice is also investigating potential violations of the False Claims Act relating to similar issues. We are cooperating with these investigations.
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

Certain changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could adversely affect our business. General trade tensions between the U.S. and China escalated in 2018, with three rounds of U.S. tariffs on Chinese goods taking effect in July, August and September 2018, each followed by a round of retaliatory Chinese tariffs on U.S. goods. If duties on existing tariffs are raised or if additional tariffs are announced, many of our inbound products to the United States would be subject to tariffs assessed in the cost of goods as imported. If these duties are imposed on such products, we may be required to raise our prices, which may result in the loss of subscribers and harm our operating performance. These factors and other uncertainties around U.S. relations with China have led us to shift some our supply chain production outside of China and, depending on future developments, we may continue to shift additional supply chain production outside of China, which could result in additional one-time costs or increased costs to the Company. Depending on future developments, we may continue to shift additional supply chain production outside of China, which could result in additional one-time costs or increased costs to us.
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
The results of the U.S. presidential election could lead to changes in tax laws that could negatively impact our effective tax rate. Prior to the U.S. presidential election, President Biden proposed, among other things, an increase in the U.S. corporate income tax rate from 21% to 28%. If this or other similar proposals are ultimately enacted into law, in whole or in part, they could have a negative impact on our effective tax rate.
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
We launched our first smart home products and services beginning in 2010. Since that time, we have launched a number of other offerings. We anticipate launching additional products and services in the future. These products and services and the new products and services we may launch in the future may not be well received by our subscribers, may not help us to generate new subscribers, may adversely affect the attrition rate of existing subscribers, may increase our subscriber acquisition costs and may increase the costs to service our subscribers. For example, during the year ended December 31, 2015, we recorded restructuring and asset impairment charges for our wireless internet business, which resulted in $52.5 million of asset impairment charges related to write-downs of our network assets, subscriber acquisition costs, certain intellectual property and goodwill and $5.1 million in net restructuring charges related to employee severance and termination benefits, as well as write-offs of certain vendor contracts. Any profits we may generate from these or other new products or services may be lower than profits generated from our other products and services and may not be sufficient for us to recoup our development or subscriber acquisition costs incurred. New products and services may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new products and services may require increased operational expenses or subscriber acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if subscribers experience service disruptions or failures or other quality issues. To the extent our new products and services are not successful, it could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
Historically, a small portion of our revenue has been denominated in Canadian Dollars. For the year ended December 31, 2020, before intercompany eliminations, approximately $66.9 million of our revenues were denominated in Canadian Dollars. As of December 31, 2020, $314.1 million of our total assets and $282.1 million of our total liabilities were denominated in Canadian Dollars. In the future, we expect to continue generating revenue denominated in Canadian Dollars and other foreign currencies. Accordingly, we may be materially and adversely affected by currency fluctuations in the U.S. Dollar versus these currencies. Weaker foreign currencies relative to the U.S. Dollar may result in lower levels of reported revenues with respect to foreign currency- denominated subscriber contracts, net income, assets, liabilities and accumulated other comprehensive income on our U.S. Dollar-denominated financial statements. We have not historically hedged against this exposure. Foreign exchange rates are influenced by many factors outside of our control, including but not limited to: changing supply and demand for a particular currency, monetary policies of governments (including exchange- control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on an investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions and currency devaluations and revaluations. Also, governments may from time to time intervene in the currency markets, directly and by regulation, to influence prices directly. As such, these events and actions are unpredictable. The resulting volatility in the exchange rates for the other currencies could have a material adverse effect on our financial condition and results of operations.
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
The success of our business depends upon the skills, experience and efforts of our key executive personnel and employees. Our founder and Chief Executive Officer, Todd Pedersen, and other members of our senior management have been and will continue to be integral to the continuing evolution of our business. There is significant competition for executive personnel with experience in the smart home and security industry and our sales channels. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. For example, in March 2020, our President stepped down from his position and in August 2020 our then Chief Operating Officer left the Company to pursue another opportunity. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. We do not and do not currently expect to have in the future, “key person” insurance on the lives of any member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
Although we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open- source agreement, the terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize solutions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our solutions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation. If we are held to have breached the terms of an open-source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re -engineering could not be accomplished on a timely or cost-effective basis, or to make generally available, in source-code form, our proprietary code, any of which could adversely affect our business, results of operations and financial condition.
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
As of December 31, 2020, we had approximately $0.9 billion of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In addition, as of December 31, 2020, we had approximately $1.3 billion of capitalized contract costs, net. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer, challenges to the validity of certain intellectual property, reduced sales of certain products or services incorporating intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
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
Our business is concentrated in certain markets. As of December 31, 2020, subscribers in Texas and California represented approximately 19% and 9%, respectively, of our total subscriber base. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.
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
We have recorded consolidated net losses of $484.2 million, $395.9 million, and $472.6 million in the years ended December 31, 2020 2019 and 2018, respectively. We may likely continue to record net losses in future periods.
The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting generally accepted accounting principles is uncertain. Significant changes in current principles could affect our financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.
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

We have substantial indebtedness. Net cash interest paid for the years ended December 31, 2020 and 2019 related to our indebtedness (excluding finance or capital leases) totaled $212.6 million and $250.4 million, respectively. Our net cash flows from operating activities for the years ended December 31, 2020 and 2019, before these interest payments, were cash inflow of $439.3 million and cash inflow of $28.8 million, respectively. Accordingly, our net cash provided by operating activities were sufficient to cover interest payments for the year ended December 31, 2020 and insufficient for the year ended December 31, 2019.
As of December 31, 2020, we had approximately $2.8 billion aggregate principal amount of total debt outstanding, all of which was issued or borrowed by APX and guaranteed by Vivint Smart Home, Inc., APX Group Holdings, Inc. and by substantially all of APX’s domestic subsidiaries, $2.4 billion of which was secured debt, which requires significant interest and principal payments. Subject to the limits contained in the agreements governing our existing indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
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
Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above. As of December 31, 2020, we had $334.7 million of availability under the revolving credit facility (after giving effect to $15.3 million of letters of credit outstanding and no borrowings). Moreover, although the debt agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the previous risk factor would increase.
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
The debt agreements governing our existing indebtedness impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:
•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•materially change the nature of our business;
•amend, prepay, redeem or purchase certain subordinated debt;
•enter into agreements that restrict the ability of certain subsidiaries to make dividends or other payments to the bond issuer; and
•transfer or sell assets.
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
Risks Relating to Ownership of Our Class A Common Stock
Our stock price may change significantly and you could lose all or part of your investment as a result.
The trading price of our Class A common stock during 2020 ranged from $8.50 to $32.00 per share and is likely to continue to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “—Risks Relating to Our Business and Industry” and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•declines in the market prices of stocks generally;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in our management;
•changes in general economic or market conditions or trends in our industry or markets;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•future sales of our common stock or other securities;
•investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our common stock;
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
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Class A common stock to decline.
The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.
Pursuant to a registration rights agreement, 313 Acquisition, LLC (“313 Acquisition”), certain stockholders of 313 Acquisition, Mosaic Sponsor, LLC, Fortress Mosaic Sponsor LLC and certain other stockholders named therein have exercised their right to require us to register the sale of their shares of our Class A common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A common stock to decline. The shares covered by registration rights represent a substantial majority of our outstanding Class A common stock.
In March 2020, we filed a registration statement on Form S-8 to register 34.3 million shares of Class A common stock that have been issued or are reserved for issuance under our 2020 Omnibus Incentive Plan, which includes shares of Class A common stock underlying restricted shares of Class A common stock, stock appreciation rights and restricted stock units that have been granted to our directors, executive officers and other employees as “substitute awards” pursuant to such 2020 Omnibus Incentive Plan, all of which are subject to time-based vesting conditions, as well as all shares of Class A common stock underlying the hypothetical stock appreciation rights subject to each of our (i) Third Amended and Restated 2013 Long-Term Incentive Pool Plan for Lead Technicians, (ii) Second Amended and Restated 2013 Long- Term Incentive Pool Plan for Regional Technicians, (iii) Third Amended and Restated 2013 Long-Term Incentive Pool Plan for Sales Managers and (iv) Third Amended and Restated 2013 Long-Term Incentive Pool Plan for Regional Managers. Under our registration statement on Form S-8, subject to the satisfaction of applicable vesting periods, the shares of Class A common stock issuable upon the satisfaction of all applicable vesting conditions tied to the aforementioned equity awards or upon exercise of any outstanding stock appreciation rights can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We intend to similarly register all shares of Class A common stock that may be approved for issuance under the 2020 Omnibus Incentive Plan in the future pursuant to the evergreen provision thereof or otherwise.
In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws (“Bylaws”) may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in our best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
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
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third- party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
The Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
The Certificate of Incorporation provides that, subject to limited exceptions, any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to us or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the DGCL or the Certificate of Incorporation or the Bylaws or (iv) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of the Certificate of Incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of the Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
Certain significant Company stockholders whose interests may differ from those of Company public stockholders will have the ability to significantly influence our business and management.
Pursuant to the stockholders agreement (the “Stockholders Agreement”) that we entered into with Mosaic Sponsor, LLC and Fortress Mosaic Sponsor LLC (the “SPAC sponsors”), Blackstone and certain other parties thereto (collectively, the “Stockholder Parties”), Blackstone has the right to designate nominees for election to our Board at any meeting of its stockholders. The number of Blackstone Designees (as defined in the Stockholders Agreement) will be equal to (i) a majority of the total number of directors in the event that 313 Acquisition, Blackstone and their respective affiliates (collectively, the “313 Acquisition Entities”) beneficially own in the aggregate 50% or more of the outstanding shares of Class A common stock, (ii) 40% of the total number of directors in the event that the 313 Acquisition Entities beneficially own in the aggregate more than 40%, but not 50% or more, of the outstanding shares of Class A common stock, (iii) 30% of the total number of directors in the event that the 313 Acquisition Entities beneficially own in the aggregate more than 30%, but not more than 40%, of the outstanding shares of Class A common stock, (iv) 20% of the total number of directors in the event that the 313 Acquisition Entities beneficially own in the aggregate more than 20%, but not more than 30%, of the outstanding shares of Class A common stock and (v) 10% of the total number of directors in the event that the 313 Acquisition Entities beneficially own in the aggregate more than 5%, but not more than 20% of the outstanding shares of Class A common stock.
Under the Stockholders Agreement, we agreed to nominate one director designated by Fortress Mosaic Investor LLC to our Board (the “Fortress Designee”) so long as the Fortress Holders (as defined in the Stockholders Agreement) beneficially own at least 50% of the shares of our Class A common stock the Fortress Holders own immediately following the consummation of the Merger; provided that the Fortress Designee must be (A) Andrew McKnight, (B) Max Saffian or (C) another senior employee or principal of Fortress Investment Group who is acceptable to a majority of the members of the board of directors of the Company.
Under the Stockholders Agreement, we agreed to nominate one director designated by the Summit Designator (as defined in the Stockholders Agreement) to our Board so long as the Summit Holders (as defined in the Stockholders Agreement) beneficially own at least 50% of the shares of our Class A Common Stock they own immediately following the consummation of the Merger.
Accordingly, the persons party to the Stockholders Agreement will be able to significantly influence the approval of actions requiring Board approval through their voting power. Such stockholders will retain significant influence with respect to our management, business plans and policies, including the appointment and removal of its officers. In particular, the persons party to the Stockholder Agreement could influence whether acquisitions, dispositions and other change of control transactions are approved.
Affiliates of Blackstone control the Company, and their interests may conflict with ours or yours in the future.
As of December 31, 2020, affiliates of Blackstone beneficially own approximately 57.8% of our Class A common stock. For so long as Blackstone continues to own a significant percentage of our Class A common stock, Blackstone will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Blackstone will have significant influence with respect to ours management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as affiliates of Blackstone continues to own a significant percentage of our Class A common stock, Blackstone will be able to cause or prevent a change of control of the Company or a change in the composition of the Company’s board of directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our Class A common stock. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, Blackstone could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. In certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes. So long as affiliates of Blackstone continues to own a significant amount of our combined voting power, even if such amount is less than 50%, Blackstone will continue to be able to strongly influence or effectively control our decisions.
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
Blackstone, the SPAC sponsors, affiliates of Summit Partners, L.P. and certain other Stockholder Parties and their respective affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of the Stockholder Parties, any of their respective affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Stockholder Parties also may pursue acquisition opportunities that may be complementary to the Company’s business and, as a result, those acquisition opportunities may not be available to us.
The Company is a “controlled company” within the meaning of the rules of the NYSE. As a result, the Company qualifies for, and intends to rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.
Blackstone controls a majority of the voting power of our outstanding Class A common stock. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our board of directors consist of “independent directors” as defined under the rules of the NYSE;
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the compensation and nominating and corporate governance committees.

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
General Risk Factors
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
If securities analysts do not continue to publish research or reports about our business, or if they downgrade our stock or our sector, stock price and trading volume could decline.
The trading market for our Class A common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who does cover us downgrades our stock or industry, or the stock of any of its competitors, or publishes inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause the Company’s stock price or trading volume to decline.
Catastrophic events may disrupt our business.
Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent emergence of COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States, Canada or elsewhere, could disrupt our operations, disrupt the operations of suppliers or subscribers or result in political or economic instability. These events could reduce demand for our products and services, make it difficult or impossible to receive equipment from suppliers or impair our ability to market our products and services and/or deliver products and services to subscribers on a timely basis. Any such disruption could also damage our reputation and cause subscriber attrition. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all or be sufficient to fully cover our losses. For additional detail regarding the risks we face with respect to COVID-19, see “—The global COVID-19 pandemic has impacted, and is expected to continue to adversely impact, our business at least for the near term. These impacts may persist for an extended period of time or become more severe which, in turn, may materially and adversely impact our financial condition, cash flows or results of operations.”
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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

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

ITEM 3.LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Legal” in Note 14, Commitments and Contingencies, of the notes to our consolidated financial statements contained in this report, and such information is incorporated by reference into this Item 3.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Company’s Class A common stock is listed on the NYSE under the trading symbol “VVNT”.
Stockholders
As of December 31, 2020, there were 480 stockholders of record of our Class A common stock.
Dividends
We have not paid any cash dividends on our common stock to date. Our Board may from time to time consider whether or not to institute a dividend policy. It is our present intention to retain any earnings for use in our business operations and, accordingly, we do not anticipate the Board declaring any dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board. Further, our ability to declare dividends will also be limited by restrictive covenants contained in our debt agreements.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Russell 2000 Index. The chart assumes $100 was invested at the close of market on October 19, 2017, in the Class A common stock of Vivint Smart Home Inc., the S&P 500 Index and the Russell 2000 Index, and assumes the reinvestment of any dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.
Issuer Purchases of Equity Securities

The following table provides information about purchases of shares of our Class A Common Stock during the periods indicated, which related to shares withheld upon vesting of equity awards to satisfy tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2020	41,399	$16.58	—	—
November 1 - 30, 2020	269,842	17.98	—	—
December 1 - 31, 2020	1,516	21.67	—	—

(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirements.

ITEM 6.SELECTED FINANCIAL DATA

The following selected historical consolidated financial information and other data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes thereto contained elsewhere in this annual report on Form 10-K.
The selected historical consolidated financial information and other data presented below for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included in this annual report on Form 10-K. The selected historical consolidated financial information and other data presented below for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017 (1)	December 31, 2016 (1)
	(in thousands)
Statement of Operations Data (for the year ended):
Total revenue	$1,260,730	$1,155,981	$1,050,441	$881,983	$757,907
Total costs and expenses	1,514,034	1,298,266	1,297,221	1,037,476	829,009
Loss from operations	(253,304)	(142,285)	(246,780)	(155,493)	(71,102)
Other expenses:
Interest expense	(221,175)	(260,014)	(245,214)	(225,772)	(197,965)
Interest income	708	23	425	130	432
Other (expenses) income	(9,104)	7,665	17,323	(27,986)	(7,255)
Loss from operations before income taxes	(482,875)	(394,611)	(474,246)	(409,121)	(275,890)
Income tax expense (benefit)	1,365	1,313	(1,611)	1,078	67
Net loss	$(484,240)	$(395,924)	$(472,635)	$(410,199)	$(275,957)
Basic and diluted net loss per share	$(2.70)	$(4.18)	$(5.00)	$(4.34)	$(3.05)
Balance Sheet Data:
Cash	$313,799	$4,549	$12,773	$3,872	$43,520
Working capital deficit	(316,539)	(862,515)	(340,478)	(161,255)	(80,170)
Adjusted working capital deficit (excluding cash, operating and finance lease obligation)	(614,847)	(847,716)	(345,508)	(154,513)	(113,893)
Total assets	2,877,493	2,604,408	2,524,491	2,872,206	2,547,662
Total debt	2,825,600	3,281,713	3,045,195	2,820,297	2,486,700
Total stockholders’ deficit	(1,487,346)	(1,787,358)	(1,397,041)	(652,375)	(245,182)

(1)Does not include the impact of adopting Topic 606. See Note 3 "Revenue and Capitalized Contract Costs" in the accompanying notes to consolidated financial statements for additional information related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and notes thereto contained in this annual report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this annual report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
Business Overview
Vivint Smart Home is a leading smart home platform company serving approximately 1.7 million subscribers as of December 31, 2020. Our mission is to redefine the home experience through intelligently designed cloud-enabled solutions, delivered to every home by people who care. Our brand name, Vivint, represents “to live intelligently,” and our solutions help our subscribers do just that.
We make creating a smart home easy and affordable with an integrated platform, best-in-class products, hassle-free professional installation and zero percent interest rate consumer financing for most customers. We help consumers create a customized solution for their home by integrating smart cameras (indoor, outdoor, doorbell), locks, lights, thermostats, garage door control, car protection and a host of safety and security sensors. As of December 31, 2020, on average our subscribers had 15 security and smart home devices in each home.
We provide a fully integrated solution for consumers with our vertically integrated business model which includes hardware, software, sales, installation, support and professional monitoring. This model strengthens our ability to deliver superior experiences at every customer touchpoint and a complete end-to-end smart home experience. This seamless integration of high-quality products and services results in an average subscriber lifetime of approximately eight years, as of December 31, 2020.
Our cloud-based home platform currently manages more than 23 million in-home devices as of December 31, 2020. Our subscribers are able to interact with their connected home by using their voice or mobile device—anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends and visitors. Our average subscriber engages with our smart home app multiple times per day.
Our technology and people are the foundation of our business. Our trained professionals educate consumers on the value and affordability of a smart home, design a customized solution for their homes and their individual needs, teach them how to use our platform to enhance their experience, and provide ongoing tech-enabled services to manage, monitor and secure their home.
Our SHaaS business model generates subscription-based, high-margin recurring revenue from subscribers who sign up for our smart home services. More than 95% of our revenue is recurring, which provides long-term visibility and predictability to our business. Despite the many uncertainties pertaining to the COVID-19 pandemic, our recurring revenue model has proven resilient.
For fiscal 2020, some key metrics of our business included:
•Total Subscribers — As of December 31, 2020 and 2019, we had approximately 1.7 million and 1.5 million subscribers, respectively, representing year-over-year growth of 9.2%.
•Revenues — In 2020 and 2019, we generated revenue of approximately $1.3 billion and $1.2 billion, respectively, representing a year-over-year increase of 9%.
•Net Loss — In 2020 and 2019 we had a net loss of $484.2 million and $395.9 million, respectively.1
•Adjusted EBITDA — In 2020 and 2019, we generated Adjusted EBITDA of approximately $588.8 million and $421.4 million, respectively, representing a year-over-year increase of over 40%.1
1 See the section titled “Key Performance Measures—Adjusted EBITDA” for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

COVID-19 update
In December 2019, COVID-19 was first reported and on March 11, 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic.
Operational update. During 2020, we implemented a number of operational changes to continue to provide the same level of service our customers have come to rely on, while caring for the well-being of our customers and employees:
•We have transitioned more than 1,500 customer care professionals to effective work-from-home environments where they continue to provide uninterrupted customer service.
•We are maintaining our geographically dispersed central monitoring stations to provide 24/7 professional monitoring services for all emergencies.
•We have instituted work-from-home capabilities for most corporate employees across all our facilities, following state and local guidelines.
•Based on the latest CDC guidelines, we have implemented new operating and safety procedures to keep both our customers and employees safe, including:
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
In addition, we have made a change to our business in Canada. Each account sold in Canada has historically required a significant cash investment by our company. Effective June 2020, Vivint Canada, Inc. no longer sells new equipment or accounts through its door-to-door sales channel. We will continue to sell in Canada through online marketing and our inside sales channels. We will continue to operate in Canada, with dedicated support and services.
In May 2020, several of the states in which we operate began to resume business operations on a phased basis. Accordingly, at that time we resumed door-to-door sales activities in markets where possible. Due to ongoing state restrictions and phased re-openings, we were forced to delay deployment of our summer direct-to-home sales representatives by up to six weeks in some markets. This was a driver of the decrease in the number of new subscribers generated through our direct-to-home sales channel in 2020, compared to 2019. Despite the recent overall reduction in new COVID-19 cases, the United States continues to struggle with rolling outbreaks of the COVID-19 virus, and the full impact of the pandemic on our business and results of operations will depend on the ultimate duration of the pandemic as well as the severity of any resurgence in COVID-19 cases in the future. While we did not experience a significant adverse financial impact from the COVID-19 pandemic in 2020, our business could be adversely impacted in the future if the COVID-19 pandemic continues for an extended period of time and/or if government stimulus programs are discontinued or reduced further.
Financial update. We have implemented business continuity plans intended to continue to ensure the health, safety, and well-being of our customers, employees and communities, and to protect the financial and operational strength of the company. We have reduced discretionary spending, temporarily suspended certain employee benefit programs for a portion of 2020 and received pricing concessions from certain of our key vendors, some of which are short-term in nature, in each case to preserve cash and improve our cost structure. This reduced spending may not be sustainable over time without negatively impacting our results of operations.
Although the COVID-19 pandemic did not have a material impact on our fiscal year 2020 results of operations, as discussed above with respect to the operational challenges posed by the pandemic the broader implications of COVID-19 on our future results of operations and overall financial performance remain uncertain. Depending on the breadth and duration of the ongoing outbreak, which we are not currently able to predict, the adverse impact could be material. Our future business could be adversely affected by COVID-19, including our ability to maintain compliance with our debt covenants, due to the following:
•Our ability to generate new subscribers, particularly in our direct-to-home sales channel.
•Increases in customer attrition and deferment or forgiveness of our customers’ monthly service fees, due to the increased unemployment rates and reduced wages. These could increase our allowance for bad debt, provision for credit losses, and losses on our derivative liability associated with the consumer financing program.
•The impact of the pandemic and actions taken in response thereto on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending.
•Ability to obtain the equipment necessary to generate new subscriber accounts or service our existing subscriber base, due to potential supply chain disruption. For example, although it has not yet had a significant impact on our business, some technology companies are facing shortages of certain components used in our Products, which if prolonged could impact our ability to obtain the equipment needed to support our operations. Such shortages could also require us to utilize expedited shipping methods to maintain adequate supply, which would result in increased transportation costs for this equipment.
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
Key Factors Affecting Operating Results

Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our ability to grow our subscriber base in a cost-effective manner, expand our Product and Service offerings to generate increased revenue per user, provide high quality Products and subscriber service to maximize subscriber lifetime value and improve the leverage of our business model.
Key factors affecting our operating results include the following:
Subscriber Lifetime and Associated Cash Flows
Our subscribers are the foundation of our recurring revenue-based model. Our operating results are significantly affected by the level of our Net Acquisition Costs per New Subscriber and the value of Products and Services purchased by those New Subscribers. A reduction in Net Subscriber Acquisition Costs per New Subscriber or an increase in the total value of Products or Services purchased by a New Subscriber increases the life-time value of that subscriber, which in turn, improves our operating results and cash flows over time.
The net upfront cost of adding subscribers is a key factor impacting our ability to scale and our operating cash flows. Vivint Flex Pay, which became our primary equipment financing model in early 2017, has made it significantly more affordable to accelerate the growth in New Subscribers. Prior to Vivint Flex Pay, we recovered the cost of equipment installed in subscribers’ homes over time through their monthly service billings. We offer to a limited number of customers who are not eligible for the CFP, or do not choose to Pay-in-Full at the time of origination, but who qualify under our underwriting criteria, the option to enter into a RIC directly with us, which we fund through our balance sheet. Under Vivint Flex Pay, we've experienced the following financing mix for New Subscribers:

	Year ended December 31,
	2020	2019	2018
New Subscribers:
Financed through CFP	75%	69%	61%
Paid in Full (ACH, credit or debit card)	23%	17%	16%
Purchased through RICs	2%	14%	23%

This shift in financing from RICs to the CFP has significantly reduced our Net Subscriber Acquisition Cost per New Subscriber, as well as the cash required to acquire New Subscribers. Our Net Subscriber Acquisition Cost per New Subscriber has decreased from $1,189 for the year ended December 31, 2018 to $139 for the year ended December 31, 2020, a reduction of approximately 88%. Going forward, we expect the percentage of subscriber contracts financed through RICs to remain relatively flat to 2020. We will also continue to explore ways of growing our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.
Existing subscribers are also able to use Vivint Flex Pay to upgrade their systems or to add new Products, which we believe further increases subscriber lifetime value. This positively impacts our operating performance, and we anticipate that adding additional financing options to the CFP will generate additional opportunities for revenue growth and a subsequent increase in subscriber lifetime value.
We seek to increase our average monthly revenue per user, or AMRU, by continually innovating and offering new smart home solutions that further leverage the investments made to date in our existing platform and sales channels. Since 2010, we have successfully expanded our smart home platform, which has allowed us to generate higher AMRU and in turn realize higher smart home device revenue from new subscribers for these additional offerings. For example, the introduction of our proprietary Vivint Smart Hub, Vivint SkyControl Panel, Vivint Glance Display, Vivint Doorbell Camera Pro, Vivint Indoor Camera, Vivint Outdoor Camera Pro, Vivint Smart Thermostat, Vivint Smart Sensor and Vivint Motion Sensor has expanded our smart home platform. Due to the high rate of adoption of additional smart home devices and tech-enabled services, our AMRU has increased from $56.14 in 2013 to $64.76 for the year ended December 31, 2020, an increase of 15%. We believe that continuing to grow our AMRU will improve our operating results and operating cash flows over time. Our ability to improve our operating results and cash flows, however, is subject to a number of risks and uncertainties as described in greater detail elsewhere in this filing and there can be no assurance that we will achieve such improvements. To the extent that we do not scale our business efficiently, we will continue to incur losses and require a significant amount of cash to fund our operations, which in turn could have a material adverse effect on our business, cash flows, operating results and financial condition.
Our ability to retain our subscribers also has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is approximately 92 months (or approximately 8 years) as of December 31, 2020. If our expected long-term annualized attrition rate increased by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 86 months. Conversely, if our expected attrition decreased by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 100 months.
Our ability to service our existing customer base in a cost-effective manner, while minimizing customer attrition, also has a significant impact on our financial results and operating cash flows. Critical to managing the cost of servicing our subscribers is limiting the number of calls into our customer care call centers, and in turn, limiting the number of calls requiring the deployment of a Smart Home Pro to the customer’s home to resolve the issue. We believe that our proprietary end-to-end solution allows us to proactively manage the costs to service our customers by directly controlling the design, interoperability and quality of our Products. It also provides us the ability to identify and resolve potential product issues through remote software or firmware updates, typically before the customer is even aware of an issue. Through continued focus in these areas, our Net Service Cost per Subscriber has decreased from $16.27 for the year ended December 31, 2018 to $10.50 for the year ended December 31, 2020, a decrease of 35%, while effectively managing subscriber attrition. Additionally, Net Service Cost per Subscriber for the year ended December 31, 2020 benefited from lower service activity primarily in the second and third quarters related to the COVID-19 pandemic, along with certain non-recurring cost reductions. In 2021, we anticipate service activity returning to more normal levels and therefore expect Net Service Cost per Subscriber to increase compared to 2020.
A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, switching to a competitor’s service or service issues. We analyze our attrition by tracking the number of subscribers who cancel their service as a percentage of the monthly average number of subscribers at the end of each 12-month period. We caution investors that not all companies, investors and analysts in our industry define attrition in this manner.
The table below presents our smart home and security subscriber data for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
Beginning balance of subscribers	1,552,541	1,444,822	1,292,698
New subscribers	343,434	316,403	322,574
Attritted subscribers	(200,477)	(208,684)	(170,450)
Ending balance of subscribers	1,695,498	1,552,541	1,444,822
Monthly average subscribers	1,616,311	1,502,310	1,380,741
Attrition rate	12.4%	13.9%	12.3%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended December 31, 2020 includes the effect of the 2015 60-month and 2016 42-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended December 31, 2019 includes the effect of the 2014 60-month and 2015 42-month contracts reaching the end of their initial contract term.
Sales and Marketing Efficiency
As discussed above, our continued ability to attract and sign new subscribers in a cost-effective manner will be a key determinant of our future operating performance. Because our direct-to-home and national inside sales channels are currently our primary means of subscriber acquisition, we have invested heavily in scaling these channels. There is a lag in the productivity of new hires, which we anticipate will improve over the course of their tenure, impacting our subscriber acquisition rates and overall operating success. The continued productivity of our sales teams is instrumental to our subscriber growth and vital to our future success.
Generating subscriber growth through these investments in our sales teams depends, in part, on our ability to launch cost-effective marketing campaigns, both online and offline. This is particularly true for our national inside sales channel, because national inside sales fields inbound requests from subscribers who find us using online search and submitting our online contact form. Our marketing campaigns are created to attract potential subscribers and build awareness of our brand across all our sales channels. We also believe that building brand awareness is important to countering the competition we face from other companies selling their solutions in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. As a result, we expect to continue increasing our investments in building our brand awareness and also expect advertising costs to increase.
Expand Monetization of Platform and Related Services
To date, we have made significant investments in our smart home platform and the development of our organization, and expect to leverage these investments to continue expanding the breadth and depth of our Product and Service offerings over time, including integration with third party products to drive future revenue. As smart home technology develops, we will continue expanding these offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home Products, experiences and use cases. As a result of our investments to date, we have nearly 1.7 million active customers on our smart home platform. We intend to continue developing this platform to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 23 million connected devices, as of December 31, 2020.
We believe that the smart home of the future will be an ecosystem in which businesses seek to deliver products and services to subscribers in a way that addresses the individual subscriber’s lifestyle and needs. As smart home technology becomes the setting for the delivery of a wide range of these products and services, including healthcare, entertainment, home maintenance, aging in place and consumer goods, we hope to become the hub of this ecosystem and the strategic partner of choice for the businesses delivering these products and services. Our success in connecting with business partners who integrate with our smart home platform in order to reach and interact with our subscriber base is expected to be a part of our continued operating success. We expect that additional partnerships will generate incremental revenue by increasing the value of Products purchased by our customers as a result of integration of these partners' products with our smart home platform. If we are able to continue expanding our partnerships with influential companies, as we already have with Google, Amazon, Chamberlain and Philips, we believe that this will help us to further increase our revenue and resulting profitability.
Any new Products, Services, or features we add to our ecosystem creates an opportunity to generate revenue, either through sales to our existing subscribers or through the acquisition of New Subscribers. Furthermore, we believe that by vertically integrating the development and design of our Products and Services with our existing sales and subscriber service activities allows us to quickly respond to market needs, and better understand our subscribers’ interactions and engagement with our Products and Services. This provides critical data that we expect will enable us to continue improving the power, usability and intelligence of these Products and Services. As a result, we anticipate that continuing to invest in technologies that make our platform more engaging for subscribers, and by offering a broader range of smart home experiences and adjacent in-home services, will allow us to grow revenue and further monetize our subscriber base, because it improves our ability to offer tailored service packages to subscribers with different needs.
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
Attrition Rate
Attrition rate is the aggregate number of canceled smart home and security subscribers during the prior 12-month period divided by the monthly weighted average number of Total Subscribers based on the Total Subscribers at the beginning and end of each month of a given period. Subscribers are considered canceled when they terminate in accordance with the terms of their contract, are terminated by us or if payment from such subscribers is deemed uncollectible (when at least four monthly billings become past due). If a sale of a service contract to third parties occurs, or a subscriber relocates but continues their service, we do not consider this as a cancellation. If a subscriber transfers their service contract to a new subscriber, we do not consider this as a cancellation.
Average Subscriber Lifetime
Average subscriber lifetime, in number of months, is 100% divided by our expected long-term annualized attrition rate (which is currently estimated at 13%) multiplied by 12 months.
Net Service Cost per Subscriber
Net service cost per subscriber is the average monthly service costs incurred during the period (both period and capitalized service costs), including monitoring, customer service, field service and other service support costs, less total non-recurring smart home services billings and cellular network maintenance fees for the period, divided by average monthly Total Subscribers for the same period.
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
Net Subscriber Acquisition Costs per New Subscriber
Net Subscriber Acquisition Costs per New Subscriber is the net cash cost to create new smart home and security subscribers during a given 12 month period divided by New Subscribers for that period. These costs include commissions, Products, installation, marketing, sales support and other allocations (general and administrative and overhead); less upfront payments received from the sale of Products associated with the initial installation, and installation fees. Upfront payments reflect gross proceeds prior to deducting fees related to consumer financing of Products. These costs exclude capitalized contract costs and upfront proceeds associated with contract modifications.
Total Monthly Service Revenue for New Subscribers
Total Monthly Service Revenue for New Subscribers is the contracted recurring monthly service billings to our New Subscribers during the prior 12-month period.
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
•does not reflect the monthly financing fees incurred associated with our obligations under the Consumer Financing Program; and
•does not include non-cash stock-based employee compensation expense and other non-cash charges.
We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). We have included the calculation of Adjusted EBITDA and reconciliation of Adjusted EBITDA to net loss for the periods presented below under Key Operating Metrics - Adjusted EBITDA.
Components of Results of Operations

Total Revenues
Recurring and Other Revenue
Our revenues are generated through the sale and installation of our smart home services contracted for by our subscribers. Recurring smart home services for our subscriber contracts are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Revenues from

Products are deferred and generally recognized on a straight-line basis over the customer contract term, the amount of which is dependent on the total sales price of Products sold. Imputed interest associated with RIC receivables is recognized over the initial term of the RIC. The amount of revenue from Services is dependent upon which of our service offerings is included in the subscriber contracts. Our smart home and video offerings generally provide higher service revenue than our base smart home service offering. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months, which are subject to automatic monthly renewal after the expiration of the initial term. In addition, to a lesser extent, we offer month-to-month contracts to subscribers who Pay-in-Full for their Products at the time of contract origination. At the end of each monthly period, the portion of recurring fees related to services not yet provided are deferred and recognized as these services are provided.

Total Costs and Expenses
Operating Expenses
Operating expenses primarily consists of labor associated with monitoring and servicing subscribers, costs associated with Products used in service repairs, stock-based compensation and housing for our Smart Home Pros who perform subscriber installations for our direct-to-home sales channel. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to Products removed from subscribers' homes. In addition, a portion of general and administrative expenses, primarily comprised of certain human resources, facilities and information technology costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our full-time Smart Home Pros perform most subscriber installations related to customer moves, customer upgrades or those generated through our national inside sales channels, the costs incurred within field service associated with these installations are allocated to capitalized contract costs. We generally expect our operating expenses to increase in absolute dollars as the total number of subscribers we service continues to grow, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
Selling Expenses
Selling expenses are primarily comprised of costs associated with housing for our direct-to-home sales representatives, advertising and lead generation, marketing and recruiting, certain portions of sales commissions (residuals), stock-based compensation, overhead (including allocation of certain general and administrative expenses as discussed above) and other costs not directly tied to a specific subscriber origination. These costs are expensed as incurred. We generally expect our selling expenses to increase in the near to intermediate term, both in absolute dollars and as a percentage of our revenue, resulting from increases in the total number of subscriber originations and our investments in brand marketing.
General and Administrative Expenses
General and administrative expenses consist largely of research and development, or R&D, finance, legal, information technology, human resources, facilities and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate between one-fourth and one-third of our gross general and administrative expenses, excluding stock-based compensation and the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. We generally expect our general and administrative expenses to decrease in the near to intermediate term, both in absolute dollars and as a percentage of our revenues, resulting from economies of scale as we grow our business.

Depreciation and Amortization
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
Restructuring Expenses
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
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, deferred revenue, capitalized contract costs, derivatives, retail installment contract receivables, allowance for doubtful accounts, loss contingencies, valuation of intangible assets, impairment of long-lived assets, fair value and income taxes have the greatest potential impact on our consolidated financial statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 to the accompanying audited consolidated financial statements.
Revenue Recognition
We offer our customers smart home services combining Products, including our proprietary Vivint Smart Hub, door and window sensors, door locks, cameras and smoke alarms; installation; and a proprietary back-end cloud platform software and Services. These together create an integrated system that allows our customers to monitor, control and protect their home. Our customers are buying this integrated system that provides them with these smart home services. The number and type of Products purchased by a customer depends on their desired functionality. Because the Products and Services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the smart home services, we have concluded that installed Products, related installation and Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term, which is the period in which the parties to the contract have enforceable rights and obligations. We have determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase Products upon renewal. Proceeds allocated to the material right are recognized over the period of benefit, which is generally three years.
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
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the subscriber's home at the commencement or modification of the contract. We calculate amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortize those deferred contract costs on a straight-line basis over the expected period of benefit that we have determined to be five years, consistent with the pattern in which we provide services to our customers. We believe this pattern of amortization appropriately reduces the carrying value of the capitalized contract costs over time to reflect the decline in the value of the assets as the remaining period of benefit for each monthly portfolio of contracts decreases. The period of benefit of five years is longer than a typical contract term because of anticipated contract renewals. We apply this period of benefit to our entire portfolio of contracts. We update our estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations.
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
On the accompanying consolidated statement of cash flows, capitalized contract costs are classified as operating activities and reported as “Capitalized contract costs – deferred contract costs” as these assets represent deferred costs associated with subscriber contracts.
Consumer Financing Program
Vivint Flex Pay became our primary sales model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for Products and Services. The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through the CFP, (2) we offer to a limited number of customers not eligible for the CFP, but who qualify under our underwriting criteria, the option to enter into a RIC directly with us, or (3) customers may Pay-in-Full for the Products at the outset of the service contract by check, ACH, credit or debit card. In the future, we expect the number of new subscriber originations financed through RICs to be minimal.
Under the CFP, qualified customers are eligible for loans provided by third-party financing providers of up to $4,000. Most loan terms are determined by the customer's credit quality. The annual percentage rates on these loans are either 0% or 9.99%, depending on the customer's credit quality, and are either installment loans or revolving loans with a 42- or 60-month term.
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider and we share liability for credit losses, with us being responsible for between 5% and 100% of lost principal balances. Additionally, we are responsible for reimbursing certain third-party financing providers for merchant transaction fees associated with the loans. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Consolidated Statement of Operations.
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
When we determine that there are RIC receivables that have become uncollectible, we record an adjustment to the allowance and reduce the related note receivable balance. On a regular basis, we also reassess the expected remaining cash flows, based on historical RIC write-off trends, current market conditions and both Company and third-party forecast data . In accordance with accounting standards codification topic 326, if we determine there is a change in expected remaining cash flows, the total amount of this change for all RICs is recorded in the current period to the provision for credit losses, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
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
Loss Contingencies
We record accruals for various contingencies including legal and regulatory proceedings and other matters that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of legal counsel. We record an accrual when a loss is deemed probable to occur and is reasonably estimable. We evaluate these matters each quarter to assess our loss contingency accruals, and make adjustments in such accruals, upward or downward, as appropriate, based on our management’s best judgment after consultation with counsel. Factors that we consider in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal and regulatory matters include the merits of a particular matter, the nature of the litigation or claim, the length of time the matter has been pending, the procedural posture of the matter, whether we intend to defend the matter, the likelihood of settling for an insignificant amount and the likelihood of the plaintiff or regulator accepting an amount in this range. However, the outcome of such legal and regulatory matters is inherently unpredictable and subject to significant uncertainties. There is no assurance that these accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that we have recorded.
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of December 31, 2020 consisted of one reporting unit. As of December 31, 2020, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
Recent Accounting Pronouncements
See Note 2 to our accompanying audited Consolidated Financial Statements.

Basis of Presentation
We conduct business through one operating segment, Vivint, and primarily operate in two geographic regions: The United States and Canada. See Note 17 in the accompanying consolidated financial statements for more information about our geographic segments.

Results of operations

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Total revenues	$1,260,730	$1,155,981	$1,050,441
Total costs and expenses	1,514,034	1,298,266	1,297,221
Loss from operations	(253,304)	(142,285)	(246,780)
Other expenses	229,571	252,326	227,466
Loss before taxes	(482,875)	(394,611)	(474,246)
Income tax expense (benefit)	1,365	1,313	(1,611)
Net loss	$(484,240)	$(395,924)	$(472,635)

Key performance measures

	Year ended December 31,
	2020	2019	2018
Total Subscribers (in thousands)	1,695.5	1,552.5	1,444.8
Total MSR (in thousands)	$82,989	$79,858	$76,103
AMSRU	$48.95	$51.44	$52.67
Net subscriber acquisition costs per new subscriber	$139	$1,018	$1,189
Net service cost per subscriber	$10.50	$13.73	$16.27
Net service margin	79%	74%	69%
Average subscriber lifetime (months)	92	92	91

	Year ended December 31,
	2020	2019	2018
Total MR (in thousands)	$105,061	$97,093	$87,537
AMRU	$64.76	$64.44	$63.11

Adjusted EBITDA

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in millions):

	Year ended December 31,
	2020	2019	2018
Net loss	$(484.2)	$(395.9)	$(472.6)
Interest expense, net	220.5	260.0	245.2
Income tax expense (benefit), net	1.4	1.3	(1.6)
Depreciation	20.2	25.7	25.0
Amortization (1)	550.6	517.7	489.0
Stock-based compensation (2)	199.5	3.8	2.2
MDR fee (3)	27.6	16.5	8.7
Restructuring expenses (4)	20.9	—	—
Loss contingency (5)	23.2	—	—
Other (income) expense, net (6)	9.1	(7.7)	(17.7)
Adjusted EBITDA	$588.8	$421.4	$278.2
____________________

(1)Excludes loan amortization costs that are included in interest expense.
(2)Reflects non-cash compensation costs related to employee and director stock incentive plans.
(3)Costs related to financing fees incurred under the Vivint Flex Pay program.
(4)Employee severance and termination benefits expenses associated with restructuring plans.
(5)Reflects an increase to the loss contingency accrual relating to the regulatory matters described in Note 14 to the accompanying consolidated financial statements.

(6)Primarily consists of changes in on our derivative instrument, foreign currency exchange and other gains and losses associated with financing and other transactions.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Revenues
The following table provides our revenue for the years ended December 31, 2020 and 2019:

	2020	2019	% Change
	(in thousands)
Recurring and other revenue	$1,260,730	$1,155,981	9%
Recurring and other revenue increased $104.7 million, or 9% for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily a result of:
•$92.1 million increase resulting from the change in Total Subscribers of approximately 9.2%;
•$9.1 million adjustment to reduce recurring and other revenue during the year ended December 31, 2019 associated with a change in accounting estimate related to RIC receivables associated primarily with subscribers originated in 2017 and 2018 (see Note 4 in the accompanying consolidated financial statements);
•$4.7 million increase for sales from certain pilot programs; and
•$2.4 million increase from the change in AMRU
These were partially offset by decreases of:
•$2.8 million resulting from the spin-off of our wireless internet business in July 2019 (see Note 11 in the accompanying consolidated financial statements for further information on the Wireless spin-off); and
•$0.7 million negative affect from currency translation when computed on a constant foreign currency basis.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the years ended December 31, 2020 and 2019:

	2020	2019	% Change
	(in thousands)
Operating expenses	$352,585	$369,285	(5)%
Selling expenses	302,547	193,359	56%
General and administrative	267,130	192,182	39%
Depreciation and amortization	570,831	543,440	5%
Restructuring and asset impairment charges	20,941	—	NM
Total costs and expenses	$1,514,034	$1,298,266	17%

Not Meaningful (“NM”)
 Operating expenses for the year ended December 31, 2020 decreased $16.7 million, or 5%, as compared to the year ended December 31, 2019. This decrease included a $20.1 million increase in stock-based compensation primarily associated with grants of equity awards in 2020 and vesting of rollover equity awards. Excluding stock-based compensation, operating expenses decreased by $36.8 million, or 10%, primarily due to decreases of:
•$29.6 million in personnel and related support costs, due primarily to lower staffing levels and related travel as a result of COVID-19;
•$10.1 million in equipment costs from lower excess and obsolete inventory, along with lower equipment pricing and usage;
•$5.5 million in costs associated with our former wireless internet business which was spun out in July 2019; and
•$2.8 million in costs associated with our retail channel and other sales pilots.

These were partially offset by increases of:
•$6.3 million increase in third-party contracted servicing;
•$2.4 million in subcontractor monitoring costs; and
•$0.8 million in facility and housing costs.
Selling expenses, excluding capitalized contract costs, increased $109.2 million, or 56%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase included a $101.4 million increase in stock-based compensation primarily associated with grants of equity awards in 2020 and vesting of rollover equity awards. Excluding stock-based compensation, selling expenses increased by $7.8 million, or 4%, primarily due to increases of:
•$12.5 million increase in marketing costs associated with branding and lead generation costs;
•$3.6 million in information technology costs; and
•$2.2 million in personnel and related support costs.
These were partially offset by decreases of:
•$8.6 million in costs associated with our retail channel and other sales pilots; and
•$1.8 million in facility and housing costs.
General and administrative expenses increased $74.9 million, or 39%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase included a $73.8 million increase in stock-based compensation primarily associated with grants of equity awards in 2020 and vesting of rollover equity awards. Excluding stock-based compensation, general and administrative expenses increased by $1.1 million, or 1%, primarily due to increases of:
•$24.4 million in the loss contingency accrual recorded in the year ended December 31, 2020 relating primarily to regulatory matters described in Note 14 to the accompanying consolidated financial statements (it is possible that the final resolution of these matters will involve payments by us that exceed the amounts reserved); and
•$2.4 million in legal and finance contracted service costs.
These were offset by decreases of:
•$14.8 million in personnel and related support costs, due primarily to the organizational restructuring in March 2020 and lower benefits and travel costs related to COVID-19;
•$5.3 million in costs associated with our former wireless internet business which was spun out in July 2019
•$3.8 million in bad debt expenses, and
•$1.6 million in research and development costs.
Depreciation and amortization for the year ended December 31, 2020 increased $27.4 million, or 5%, as compared to the year ended December 31, 2019 primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the year ended December 31, 2020 related to employee severance and termination benefits expenses (See Note 11 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2020 and 2019:

	2020	2019	% Change
	(in thousands)
Interest expense	$221,175	$260,014	(15)%
Interest income	(708)	(23)	NM
Other loss (income), net	9,104	(7,665)	NM
Total other expenses, net	$229,571	$252,326	(9)%
Interest expense decreased $38.8 million, or 15%, for the year ended December 31, 2020, as compared with the year ended December 31, 2019, due primarily to lower outstanding debt as a result of the use of proceeds from the Business Combination to pay down debt and the refinancing transaction that occurred in February 2020 (See Note 5 to the accompanying consolidated financial statements).

Other loss (income), net represented a loss of $9.1 million for the year ended December 31, 2020, as compared to income of $7.7 million for the year ended December 31, 2019. The other loss during the year ended December 31, 2020 was primarily due to:
•$12.7 million from losses on debt modification and extinguishment;
•$1.0 million loss on sales of assets primarily associated with the sale of the corporate jet; and
•$4.7 million gain on our derivative instrument, which partially offset these losses.
The other income during the year ended December 31, 2019 was primarily due to:
•$5.1 million gain on our derivative instrument;
•$3.4 million foreign currency exchange gain; and
•$0.8 million of losses on debt modification and extinguishment, which partially offset these gains.
See Note 5 to our accompanying consolidated financial statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense (benefit) for the years ended December 31, 2020 and 2019:

	2020	2019	% Change
	(in thousands)
Income tax expense	$1,365	$1,313	4%
Income tax expense was $1.4 million for the year ended December 31, 2020, as compared to $1.3 million for the year ended December 31, 2019. Our tax expense and benefit for the years ended December 31, 2020 and 2019, respectively, resulted primarily from the income in our Canadian subsidiary, U.S. minimum state taxes where use of a net operating loss carryover is currently limited or suspended, and the partial release of the domestic valuation allowance in 2019 associated with certain acquisitions.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenues
The following table provides the significant components of our revenue for the years ended December 31, 2019 and 2018:

	2019	2018	% Change
	(in thousands)
Recurring and other revenue	$1,155,981	$1,050,441	10%
Recurring and other revenue increased $105.5 million, or 10% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily a result of:
•$91.6 million from an increase in Total Subscribers of approximately 7.5%, and
•$28.9 million from an increase in AMRU.
These were partially offset by decreases of:
•$9.1 million adjustment to reduce recurring and other revenue during the year ended December 31, 2019 associated with a change in accounting estimate related to RIC receivables associated primarily with subscribers originated in 2017 and 2018 (see Note 4 in the accompanying consolidated financial statements);
•$4.1 million resulting from the spin-off of our wireless internet business in July 2019 (see Note 11 in the accompanying consolidated financial statements for further information on the Wireless spin-off); and
•$1.7 million negative affect from currency translation when computed on a constant foreign currency basis.

Costs and Expenses

The following table provides the significant components of our costs and expenses for the years ended December 31, 2019 and 2018:

	2019	2018	% Change
	(in thousands)
Operating expenses	$369,285	$355,813	4%
Selling expenses	193,359	213,386	(9)%
General and administrative	192,182	209,257	(8)%
Depreciation and amortization	543,440	514,082	6%
Restructuring and asset impairment charges	—	4,683	NM
Total costs and expenses	$1,298,266	$1,297,221	—%
Operating expenses for the year ended December 31, 2019 increased $13.5 million, or 4%, as compared to the year ended December 31, 2018. This increase was primarily due to increases of:
•$7.4 million in personnel and related costs,
•$5.5 million of facility and rent expense,
•$4.2 million of information technology expenses,
•$3.2 million of contracted services, and
•$2.6 million of payment processing and bank fees.
These were offset by decreases of:
•$5.5 million in costs associated with our retail and other sales pilots, and
•$2.8 million associated with the spin-off of our wireless internet business in July 2019.
Selling expenses, excluding capitalized contract costs, decreased $20.0 million, or 9%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to decreases of:
•$12.2 million in personnel and related costs,
•$9.5 million in expenses associated with our retail and other sales pilots of, and
•$6.9 million in housing and related costs
These decreases were offset by an increase in marketing costs of $10.2 million primarily associated with lead generation.
General and administrative expenses decreased $17.1 million, or 8%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to decreases of:
•$10.0 million in general and administrative expenses from the spin-off of Wireless,
•$6.3 million of personnel and related costs,
•$3.5 million of information technology costs,
• $2.3 million third-party contract costs primarily associated with professional services, and
•$1.9 million research and development costs.
These were offset by increases of:
•$5.7 million in bad debt expense, and
•$1.7 million in facility related costs.
Depreciation and amortization for the year ended December 31, 2019 increased $29.4 million, or 6%, as compared to the year ended December 31, 2018 primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the year ended December 31, 2018 related to employee severance and termination benefits expenses (See Note 11 to the accompanying Consolidated Financial Statements for further information).

Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2019 and 2018:

	2019	2018	% Change
	(in thousands)
Interest expense	$260,014	$245,214	6%
Interest income	(23)	(425)	NM
Other income, net	(7,665)	(17,323)	NM
Total other expenses, net	$252,326	$227,466	11%
Interest expense increased $19.4 million, or 9%, for the year ended December 31, 2018, as compared with the year ended December 31, 2017, due to a higher principal balance on our debt. See Note 5 to our accompanying Consolidated Financial Statements for further information on our long-term debt.
Other (income) loss, net, represented income of $17.3 million for the year ended December 31, 2018, as compared to a loss of $28.0 million for the year ended December 31, 2017. The other income during the year ended December 31, 2018 was primarily due to:
•$50.4 million gain associated with the sale of our Spectrum intangible assets (see Note 9 to our accompanying Consolidated Financial Statements for further information),
•$14.6 million losses on debt modification and extinguishment,
•$12.6 million loss on our derivative instrument, and
•$7.1 million foreign currency exchange loss.
The other loss during the year ended December 31, 2017 was primarily due to:
•$23.0 million losses on debt modification and extinguishment,
•$9.6 million loss on our derivative instrument, and
•$4.9 million foreign currency exchange gain, which partially offset these losses.
See Note 5 to our accompanying consolidated financial statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense for the years ended December 31, 2019 and 2018:

	2019	2018	% Change
	(in thousands)
Income tax expense	$1,313	$(1,611)	NM
Income tax benefit was $2.7 million for the year ended December 31, 2018, as compared to an income tax expense of $1.1 million for the year ended December 31, 2017. Our tax benefit and expense for the years ended December 31, 2018 and 2017, respectively, resulted primarily from the loss and earnings in our Canadian subsidiary, as well as U.S. minimum state taxes.
Unaudited Quarterly Results of Operations
The following tables present our unaudited quarterly consolidated results of operations for the four quarters ended December 31, 2020 and 2019. This unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read these tables in conjunction with our audited consolidated financial statements and related notes located elsewhere in this annual report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future periods.

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Statement of operations data
Revenue	$332,536	$318,960	$306,002	$303,232
Loss from operations	(100,427)	(65,034)	(40,300)	(47,543)
Net loss	(151,150)	(107,939)	(87,027)	(138,124)
Net loss per common share - basic and diluted	$(0.76)	$(0.58)	$(0.49)	$(0.91)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Statement of operations data
Revenue	$307,835	$290,844	$281,053	$276,249
Loss from operations	(20,872)	(42,606)	(50,829)	(27,978)
Net loss	(88,466)	(102,406)	(115,896)	(89,156)
Net loss per common share - basic and diluted	$(0.93)	$(1.08)	$(1.22)	$(0.94)

Liquidity and Capital Resources
Cash from operations may be affected by various risks and uncertainties, including, but not limited to, the continued effects of the COVID-19 pandemic and other risks detailed in the Risk Factors section of this report. Despite the challenging economic environment caused by the pandemic, based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this filing.
Our primary source of liquidity has historically been cash from operations, proceeds from issuances of debt securities, borrowings under our credit facilities and, to a lesser extent, capital contributions and issuances of equity. As of December 31, 2020, we had $313.8 million of cash and cash equivalents and $334.7 million of availability under our revolving credit facility (after giving effect to $15.3 million of letters of credit outstanding and no borrowings).
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
Cash Flow and Liquidity Analysis
Our cash flows provided by operating activities include recurring monthly billings, cash received from the sale of Products to our customers that either Pay-in-Full at the time of installation or finance their purchase of Products under the CFP and other fees received from the customers we service. Cash used in operating activities includes the cash costs to monitor and service our subscribers, subscriber acquisition costs, interest associated with our debt and general and administrative costs. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt and, to a lesser extent, through the issuance of equity. Currently, the upfront proceeds from the CFP and subscribers that Pay-in-Full at the time of the sale of Products offset a significant portion of the upfront investment associated with subscriber acquisition costs.

Sales from our direct-to-home channel are seasonal in nature. We make investments in the recruitment of our direct-to-home sales representatives, inventory and other support costs for the April through August sales period prior to each sales season. We experience increases in capitalized contract costs, as well as costs to support the sales force throughout the US, prior to and during this time period. The incremental inventory purchased to support the direct-to-home sales season is generally consumed prior to the end of the calendar year in which it is purchased.

The following table provides a summary of cash flow data (in thousands):

	Year ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$226,664	$(221,592)	$(220,499)
Net cash (used in) provided by investing activities	(11,663)	(5,612)	32,922
Net cash provided by financing activities	94,112	218,914	196,407
Cash Flows from Operating Activities
We generally reinvest the cash flows from our recurring monthly billings and cash received from the sale of Products through the Vivint Flex Pay Program associated with the initial installation of the customer's equipment, primarily to (1) maintain and grow our subscriber base, (2) expand our infrastructure to support this growth, (3) enhance our existing Smart Home Service offerings, (4) develop new Smart Home Product and Service offerings and (5) expand into new sales channels. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, and increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.
For the year ended December 31, 2020, net cash provided by operating activities was $226.7 million. This cash provided was primarily from a net loss of $484.2 million, adjusted for:
•$774.3 million in non-cash amortization, depreciation, and stock-based compensation,
•a $23.8 million provision for doubtful accounts,
•a $2.6 million net loss on sale of disposal of assets, and
•a $12.7 million loss on early extinguishment of debt.
Cash used in operating activities also resulted from changes in operating assets and liabilities, including:
•$584.2 million increase in capitalized contract costs,
•$25.6 million increase in accounts receivable,
•$13.3 million decrease in right-of-use operating lease liabilities, and
•$2.3 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by:
•$301.2 million increase in deferred revenue due to the increased subscriber base and the increase of deferred revenues associated with Product sales under Vivint Flex Pay,
•$155.4 million increase in accrued expenses and other liabilities due primarily from increases in accrued interest on our long-term debt and accrued payroll related costs,
•$27.4 million decrease in other assets primarily due to decreases in notes receivables associated with RICs,
•$17.3 million decrease in inventories on hand, and
•$12.4 million decrease in right-of-use operating assets.
For the year ended December 31, 2019, net cash used in operating activities was $221.6 million. This cash used was primarily from a net loss of $395.8 million, adjusted for:
•$552.4 million in non-cash amortization, depreciation, and stock-based compensation,
•a $25.0 million provision for doubtful accounts,
•a $1.1 million net gain on sale of disposal of assets,
•a $2.3 million realized gain on equity securities, and
•a $0.8 million loss on early extinguishment of debt.
Cash used in operating activities also resulted from changes in operating assets and liabilities, including:
•a $533.5 million increase in capitalized contract costs,

•$34.5 million increase in accounts receivable driven primarily by the increase in billed RIC receivables,
•$8.1 million decrease in right-of-use operating lease liabilities,
•a $14.0 million increase in inventories on hand, and
•a $0.8 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by:
•a $128.6 million increase in deferred revenue due to the increased subscriber base and the increase of deferred revenues associated with Product sales under Vivint Flex Pay,
•a $21.0 million decrease in other assets primarily due to decreases in notes receivables associated with RICs,
•a $24.9 million increase in accrued expenses and other liabilities due primarily from increases in accrued interest on our long-term debt and accrued payroll related costs,
•$7.3 million decrease in right-of-use operating assets, and
•a $5.6 million increase in accounts payable due primarily to non-direct third-party services.
For the year ended December 31, 2018, net cash used in operating activities was $220.5 million. This cash used was primarily from a net loss of $467.9 million, adjusted for:
•$521.7 million in non-cash amortization, depreciation, and stock-based compensation,
•a $49.8 million net gain on sale of disposal of assets primarily associated with the sale of our spectrum intangible assets,
•a $14.6 million loss on early extinguishment of debt,
•a $19.4 million provision for doubtful accounts, and
• a $0.5 million unrealized gain on equity securities.
Cash used in operating activities also resulted from changes in operating assets and liabilities, including:
•a $499.3 million increase in capitalized contract costs,
•$34.0 million increase in accounts receivable driven primarily by the increase in billed RIC receivables,
•a $29.1 million increase in other assets primarily due to increases in notes receivables associated with RICs, and
•a $27.0 million decrease in accounts payable due primarily to decreases in inventory purchases.
These uses of operating cash were partially offset by:
•a $172.9 million increase in deferred revenue due to the increased subscriber base and the increase of deferred revenues associated with Product sales under Vivint Flex Pay,
•a $91.5 million increase in accrued expenses and other liabilities due primarily from increases in accrued interest on our long-term debt,
•a $64.4 million decrease in inventories primarily associated with the decrease in inventory on hand associated with our retail sales channel, and
•a $4.7 million decrease in prepaid expenses and other current assets.
Our outstanding aggregate principal debt as of December 31, 2020 was approximately $2.8 billion. Net cash interest paid for the years ended December 31, 2020, 2019 and 2018 related to our indebtedness (excluding finance leases) totaled $212.6 million, $250.4 million and $236.7 million, respectively. Our net cash from operating activities for the years ended December 31, 2020, 2019 and 2018, before these interest payments, were inflows of $439.3 million, $28.8 million and $16.2 million, respectively. Accordingly, our net cash from operating activities were sufficient for the year ended December 31, 2020 and insufficient for the years ended December 31, 2019 and 2018 to cover such interest payments. For additional information regarding our outstanding indebtedness see “—Long-Term Debt” below.
Cash Flows from Investing Activities
Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the year ended December 31, 2020, net cash used in investing activities was $11.7 million. This cash used primarily consisted of capital expenditures of $25.2 million and acquisition of intangible assets of $4.5 million. These cash uses were offset by $18.1 million in proceeds on the sale of assets.

For the year ended December 31, 2019, net cash used in investing activities was $5.6 million. This cash used primarily consisted of capital expenditures of $10.1 million and acquisition of intangible assets of $1.8 million. These cash uses were offset by $5.4 million in equity security sales.
For the year ended December 31, 2018, net cash provided by investing activities was $32.9 million. This cash provided primarily consisted of net proceeds of $53.7 million primarily from the sale of our spectrum intangible assets, offset by capital expenditures of $19.4 million and acquisition of intangible assets of $1.5 million.
Cash Flows from Financing Activities
Historically, our cash flows provided by financing activities primarily related to the issuance of equity securities and debt, primarily to fund the portion of upfront costs associated with generating new subscribers that are not covered through our operating cash flows or through our Vivint Flex Pay program. Uses of cash for financing activities are generally associated with the return of capital to our stockholders, the repayment of debt and the payment of financing costs associated with the issuance of debt.
For the year ended December 31, 2020, net cash provided by financing activities was $94.1 million, consisting of proceeds from the issuance of $600.0 million aggregate principal amount of 2027 Notes and $950.0 million in borrowings under Term Loans, $463.5 million capital contribution associated with the Merger, $359.2 million in borrowings on the revolving credit facility and $120.8 million from the exercise of warrants. This was offset with $1,754.3 million of repayments on existing notes, $604.2 million of repayments on the revolving credit facility, $24.1 million in financing costs, $9.2 million for taxes paid related to net share settlements of stock-based compensation awards, and $7.7 million of repayments under our finance lease obligations.
For the year ended December 31, 2019, net cash provided by financing activities was $218.9 million, consisting primarily of $225.0 million in borrowings on notes, $342.5 million in borrowings on the revolving credit facility and $4.7 million from a capital contribution. This was offset with $233.1 million of repayments on notes, $97.5 million of repayments on the revolving credit facility, $4.9 million in financing costs, $9.8 million of repayments under our finance lease obligations, $5.4 million in returns of capital associated with the spin-off of Wireless and $2.6 million in cost associated with offering securities.
For the year ended December 31, 2018, net cash provided by financing activities was $196.4 million, consisting primarily of $810.0 million in borrowings on notes, $201.0 million in borrowings on the revolving credit facility and $4.7 million from a capital contribution. This was offset with $522.2 million of repayments on notes, $261.0 million of repayments on the revolving credit facility, $20.6 million in financing costs, $12.4 million of repayments under our capital lease obligations and $3.1 million in cost associated with offering securities.
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of December 31, 2020, we had $2,844.9 million of aggregate principal total debt outstanding, consisting of $677.0 million of outstanding 2022 notes, $400.0 million of outstanding 2023 notes, $225.0 million of outstanding 2024 notes, $600.0 million of outstanding 2027 notes and $942.9 million of outstanding 2024 Term Loan B with $334.7 million of availability under our revolving credit facility (after giving effect to $15.3 million of outstanding letters of credit and no borrowings).
Revolving Credit Facility
On November 16, 2012, we entered into a $200.0 million senior secured revolving credit facility, with a five-year maturity. In addition, we may request one or more term loan facilities, increased commitments under the revolving credit facility or new revolving credit commitments, in an aggregate amount not to exceed $225.0 million.
On June 28, 2013, we amended and restated the credit agreement to provide for a new repriced tranche of revolving credit commitments with a lower interest rate. Nearly all of the existing tranches of revolving credit commitments were terminated and converted into the repriced tranche, with the unterminated portion of the existing tranche continuing to accrue interest at the original higher rate.
On March 6, 2015, we amended and restated the credit agreement to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $200.0 million to $289.4 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.
On August 10, 2017, we amended and restated the credit agreement to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $289.4 million to $324.3 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.

On February 14, 2020, we amended and restated the credit agreement (the “Fourth Amended and Restated Credit Agreement”) to provide for, among other things, (1) an increase in the aggregate commitments previously available to us from $288.2 million to $350.0 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.
As of December 31, 2020 there were no outstanding borrowings under the revolving credit facility. Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $10.9 million and the Series C Revolving Commitments of approximately $330.8 million is currently 2.0% and (b) under the Series B Revolving Commitments of approximately $8.3 million is currently 3.0% and (2) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and the Series C Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on our meeting a consolidated first lien net leverage ratio test.
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

    APX is not required to make any scheduled amortization payments under the revolving credit facility. The principal amount outstanding under the revolving credit facility will be due and payable in full on March 31, 2021 with respect to the commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility and on February 14, 2025 (or the applicable springing maturity date if the Revolving Springing Maturity Condition applies) with respect to the $330.8 million of Series C Revolving Credit Commitments. The “Revolver Springing Maturity Condition” applies if (i) on the 2022 Springing Maturity Date, an aggregate principal amount of the Borrower’s 7.875% Senior Secured Notes Due 2022 (the “2022 Notes”) in excess of $350.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Fourth Amended and Restated Credit Agreement, (ii) on the 2023 Springing Maturity Date, an aggregate principal amount of the 2023 Notes in excess of $125.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Fourth Amended and Restated Credit Agreement or (iii) on the 2024 Springing Maturity Date, an aggregate principal amount of the Borrower’s 8.500% Senior Secured Notes Due 2024 (the “2024 Notes”) in excess of $125.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Fourth Amended and Restated Credit Agreement. The “2022 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2022 Notes, the "2023 Springing Maturity Date" means the date that is 91 days before the maturity date with respect to the 2023 Notes and the “2024 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2024 Notes.
2022 Notes
As of December 31, 2020, APX had $677.0 million outstanding aggregate principal amount of its 2022 notes. Interest on the 2022 notes is payable semi-annually in arrears on June 1 and December 1 of each year.
We may, at our option, redeem at any time and from time to time some or all of the 2022 notes at 100.000% of the aggregate principal amount of the 2022 notes redeemed plus any accrued and unpaid interest to the date of redemption.
The 2022 notes mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any springing maturity provisions set forth in the agreements governing such pari passu lien indebtedness.
2023 Notes
As of December 31, 2020, APX had $400.0 million outstanding aggregate principal amount of its 2023 notes. Interest on the 2023 notes is payable semi-annually in arrears on September 1 and March 1 of each year. The 2023 notes mature on September 1, 2023.

From and after September 1, 2020, we may, at our option, redeem at any time and from time to time some or all of the 2023 notes at 103.813% of the aggregate principal amount of the 2023 notes redeemed, declining to par from and after September 1, 2022, in each case, plus any accrued and unpaid interest to the date of redemption.
2024 Notes
As of December 31, 2020, APX had $225.0 million outstanding aggregate principal amount of its 2024 notes. Interest on the 2024 notes is payable semi-annually in arrears on May 1 and November 1 of each year.
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
The 2024 notes mature on November 1, 2024, unless, under “Springing Maturity” provisions, on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the indenture governing the 2023 notes, in which case the 2024 Notes will mature on June 1, 2023.
2027 Notes
As of December 31, 2020, APX had $600.0 million outstanding aggregate principal amount of its 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year.
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
The 2027 notes will mature on February 15, 2027, unless, under “Springing Maturity” provisions on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the indenture governing the 2023 notes, in which case the 2027 Notes will mature on June 1, 2023. The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facility and the Term Loan, in each case, subject to certain exceptions and permitted liens.
2025 Term Loan B
As of December 31, 2020, APX had $942.9 million outstanding aggregate principal amount of its 2025 Term Loan B.
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

Guarantees and Security (Revolving Credit Facility, 2025 Term Loan B and Notes)
All of the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes are guaranteed by Vivint Smart Home, Inc., APX Group Holdings, Inc. and each of APX Group, Inc.'s existing and future material wholly-owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications). However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the revolving credit facility, the credit agreement governing the 2025 Term Loan B or our other indebtedness.
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
Under the terms of the applicable security documents and intercreditor agreement, the proceeds of any collection or other realization of collateral received in connection with the exercise of remedies will be applied first to repay up to $350.0 million of amounts due under the revolving credit facility before the holders of the existing senior secured notes or 2025 Term Loan B receive any such proceeds.
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

Year ended December 31, 2020
(in thousands)
Recurring and other revenues	$1,193,803
Intercompany revenues	24,000
Total revenues	1,217,803
Total costs and expenses	1,471,341
Loss from operations	(253,538)
Other expenses	230,010
Income tax expense	1,565
Net loss	$(485,113)

December 31, 2020
(in thousands)
Current assets	$426,034
Amounts due from Non-Guarantor Subsidiaries	251,853
Non-current assets:
Capitalized contract costs	1,270,678
Goodwill	810,130
Intangible assets, net	102,981
Other non-current assets	153,079
Total non-current assets	2,336,868

Current liabilities	742,831
Amounts due to Non-Guarantor Subsidiaries	199,381
Non-current liabilities	$3,591,905

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
•designate restricted subsidiaries as unrestricted subsidiaries
•amend, prepay, redeem or purchase certain subordinated debt; and
•transfer or sell certain assets.
The credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2020, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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
Covenant Compliance
Under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes, our subsidiary, APX Group's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Covenant Adjusted EBITDA (which measure is defined as “Consolidated EBITDA” in the credit agreements governing the revolving credit facility and 2025 Term Loan B and “EBITDA” in the debt agreements governing the existing notes) for the applicable four-quarter period. Such tests include an incurrence-based maximum consolidated secured debt ratio and consolidated total debt ratio of 4.00 to 1.0 (or, in the case of each of the credit agreements governing the revolving credit facility and the 2025 Term Loan B, 4.25 to 1.00), an incurrence-based minimum fixed charge coverage ratio of 2.00 to 1.0, and, solely in the case of the credit agreement governing the revolving credit facility, a maintenance-based maximum consolidated first lien secured debt ratio of 5.95 to 1.0, each as determined in accordance with the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes, as applicable. Non-compliance with these covenants could restrict our ability to undertake certain activities or result in a default under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes. As of December 31, 2020, our consolidated first lien secured debt ratio was 2.65 to 1.0, our consolidated total debt ratio was 3.54 to 1.0 and our fixed charge coverage ratio was 3.93 to 1.0, in each case based on Covenant Adjusted EBITDA for the year ended December 31, 2020 and as calculated in accordance with the applicable debt agreements.
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
The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

	Year ended December 31,
	2020	2019	2018
Net loss	$(484,240)	$(395,924)	$(472,635)
Interest expense, net	220,467	259,991	244,789
Non-capitalized subscriber acquisition costs (1)	268,541	273,835	276,437
Amortization of capitalized subscriber acquisition costs	481,213	437,285	398,174
Depreciation and amortization (2)	89,618	106,155	115,908
Gain on sale of spectrum (3)	—	—	(50,389)
Other expense (income)	9,104	(7,665)	33,066
Non-cash compensation (4)	199,509	3,737	2,217
Restructuring and asset impairment charge (5)	20,941	—	4,683
Income tax expense (benefit)	1,365	1,313	(1,611)
Other adjustments (6)	86,514	53,383	64,240
Adjustment for a change in accounting principle (Topic 606) (7)	(87,718)	(88,875)	(77,173)
Covenant Adjusted EBITDA	$805,314	$643,235	$537,706

(1)Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP.
(2)Excludes loan amortization costs that are included in interest expense.
(3)Gain on sale of spectrum intangible assets in 2018. (See Note 9 to the accompanying consolidated financial statements).
(4)Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.
(5)Restructuring employee severance and termination benefits expenses. (See Note 11 to the accompanying consolidated financial statements).
(6)Other adjustments represent primarily the following items (in thousands):

	Year ended December 31,
	2020	2019	2018
Product development (a)	$15,222	$18,772	$22,253
Consumer financing fees (b)	18,812	11,901	6,661
Loss contingency (c)	23,200	—	—
Projected run-rate restructuring cost savings (d)	11,609	—	5,756
Monitoring fee (e)	8,077	5,605	4,068
Certain legal and professional fees (f)	5,492	7,869	8,965
Purchase accounting deferred revenue fair value adjustment (g)	—	—	1,336
Hiring and termination payments (h)	3,482	7,870	9,373
All other adjustments (i)	620	1,366	5,828
Total other adjustments	$86,514	$53,383	$64,240

(a)Costs related to the development of control panels, including associated software, peripheral devices and Wireless Internet Technology.
(b)Monthly financing fees paid under the Consumer Financing Program.
(c)Reflects an increase to the loss contingency accrual relating to the regulatory matters (See Note 14 to the accompanying consolidated financial statements).
(d)Projected run-rate savings related to March 2020 and June 2018 reduction-in-force.
(e)Blackstone Management Partners L.L.C. monitoring fee (See Note 16 to the accompanying consolidated financial statements).
(f)Legal and professional fees associated with strategic initiatives and financing transactions.

(g)Add back revenue reduction directly related to purchase accounting deferred revenue adjustments.
(h)Expenses associated with retention bonus, relocation and severance payments to management.
(i)Other adjustments primarily reflect adjustments to eliminate the impact of changes in other accounting principles, costs associated with payments to third parties related to various strategic and financing activities and costs to implement Sarbanes-Oxley Section 404.

(7)The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Net loss	$71,324	$62,008	$66,613
Amortization of capitalized contract costs	(481,213)	(437,285)	(398,174)
Amortization of subscriber acquisition costs	320,260	284,574	251,971
Income tax expense	1,911	1,828	2,417
Topic 606 adjustments	$(87,718)	$(88,875)	$(77,173)

See Note 3 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Other Factors Affecting Liquidity and Capital Resources
Vivint Flex Pay. Vivint Flex Pay became our primary sales model beginning in March 2017. Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers up to $4,000. The annual percentage rates on these loans is either 0% or 9.99%, depending on the customer's credit quality, and are either installment loans or revolving loans with a 42- or 60-month term.
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in the liability for credit losses depending on the credit quality of the customer, with our Company being responsible for between 5% to 100% of lost principal balances, depending on factors specified in the agreement with such provider. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations. As of December 31, 2020 and 2019, the fair value of this derivative liability was $227.1 million and $136.9 million, respectively. As we continue to use Vivint Flex Pay as our primary sales model, we expect our liability to third-party providers to continue to increase substantially and the rate of such increases may accelerate.
For other third-party provider loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36 to 48-month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of December 31, 2020, our total finance lease obligations were $5.8 million, of which $3.4 million is due within the next 12 months.
Aircraft Lease. In December 2012, we entered into an aircraft lease agreement for the use of a corporate aircraft, which is accounted for as an operating lease. Upon execution of the lease, we paid a $5.9 million security deposit which is refundable at the end of the lease term. Beginning January 2013, we were required to make 156 monthly rental payments of approximately $83,000 each. In January 2015, an amendment to the agreement was made which, among other changes, increased the required monthly rental payments to approximately $87,000 each. In December 2020, in accordance with the lease agreement, we purchased the aircraft for the estimated fair value and simultaneously sold the aircraft, resulting in net cash paid to us of $4.4 million, after giving effect to the security deposit refunded back to us.
Off-Balance Sheet Arrangements
Currently we do not engage in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020. Certain contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under GAAP.

	Payments Due by Period
	Total	2021	2022 - 2023	2024 - 2025	After 2025
Long-term debt obligations (1)	$2,844,875	$9,500	$1,096,000	$1,139,375	$600,000
Interest on long-term debt (2)	790,188	195,212	335,483	198,743	60,750
Finance lease obligations	6,037	3,466	2,551	20	—
Operating lease obligations	74,852	16,341	28,193	21,571	8,747
Purchase obligations (3)	150,497	36,618	57,413	56,466	—
Other long-term obligations	38,067	6,003	10,211	7,463	14,390
Total contractual obligations	$3,904,516	$267,140	$1,529,851	$1,423,638	$683,887

(1)As of December 31, 2020, we had no borrowings under our revolving credit facility. The principal amount outstanding under the revolving credit facility will be due and payable in full on March 31, 2021 with respect to the $19.2 million the Series A Revolving Credit Facility and Series B Revolving Credit Facility and on February 14, 2025 (or the applicable springing maturity date if the Revolving Springing Maturity Condition applies) with respect to the $330.8 million of Series C Revolving Credit Commitments. As of December 31, 2020, there was approximately $334.7 million of availability under our revolving credit facility (after giving effect to $15.3 million of outstanding letters of credit).
(2)Represents aggregate interest payments on aggregate principal amounts of $677.0 million of the outstanding 2022 notes, $400.0 million of the outstanding 2023 notes, $225.0 million of outstanding 2024 notes, $600.0 million of outstanding 2027 notes and $942.9 million of the 2025 Term Loan B as well as letter of credit and commitment fees for the unused portion of our revolving credit facility. Does not reflect interest payments on future borrowings under our revolving credit facility.
(3)Purchase obligations consist of commitments for purchases of goods and services that are not already included in our consolidated balance sheet as of December 31, 2020. We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made at this time. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations include activities in the United States and Canada. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Interest Rate Risk
Our revolving credit facility and our term loan facility bear interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under these credit facilities. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. Assuming the borrowing of all amounts available under our revolving credit facility, if the 30-day LIBOR rate increases by 1% due to normal market conditions, our interest expense will increase by approximately $12.9 million per annum. We had no borrowings under the revolving credit facility as of December 31, 2020.
Foreign Currency Risk
We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on our results of our Canadian operations for the year ended December 31, 2020, if foreign currency exchange rates had decreased 10% throughout the year, our revenues would have decreased by approximately $6.7 million, our total assets would have decreased by $31.4 million and our total liabilities would have decreased by $28.2 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the year ended December 31, 2020, before intercompany eliminations, approximately $66.9 million of our revenues, $314.1 million of our total assets and $282.1 million of our total liabilities were denominated in Canadian Dollars.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vivint Smart Home, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivint Smart Home, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative Valuation
Description of the Matter
The Company’s derivative liability as of December 31, 2020 was $227.1 million. As disclosed in Note 2 and Note 10 of the consolidated financial statements, certain customers pay for products by obtaining financing from a third-party financing provider under the Company’s Consumer Financing Program. Under this program, the Company pays certain fees to the financing providers and shares in credit losses depending on the credit quality of the customer. The Company initially records a derivative liability at fair value related to these obligations as a reduction of deferred revenue, with subsequent changes in fair value recorded to other loss (income).

Auditing the fair value of the derivative liability involved significant judgment because the discounted cash flow model that is used to estimate the fair value incorporates assumptions such as discount rates, collateral prepayment rates, collateral default rates and loss severity rates that are unobservable. Auditing these assumptions is complex because of the inherent uncertainty in these assumptions management used in its calculations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s determination of the fair value of the derivative liability. This included testing controls over management’s review of the model and the significant assumptions noted above.

Our testing of the Company’s estimate of the fair value of the derivative liability included, among other procedures, evaluating the significant assumptions noted above. For example, we compared certain discount and other rates used in the Company’s model against rates independently developed by our fair value specialists. We tested the completeness and accuracy of the underlying data used in developing these estimates as well as the mathematical accuracy of the Company’s calculations. With the assistance of our valuation specialists, we also developed our own independent estimate of the fair value of the derivative liability and compared it to management’s estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Salt Lake City, Utah
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vivint Smart Home, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Vivint Smart Home, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Vivint Smart Home, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Vivint Smart Home, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 26, 2021

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$313,799	$4,549
Accounts and notes receivable, net of allowance of $9,911 and $8,118	65,572	64,216
Inventories	47,299	64,622
Prepaid expenses and other current assets	14,338	18,063
Total current assets	441,008	151,450
Property, plant and equipment, net	52,379	61,088
Capitalized contract costs, net	1,318,498	1,215,249
Deferred financing costs, net	1,667	1,123
Intangible assets, net	111,474	177,811
Goodwill	837,077	836,540
Operating lease right-of-use assets	52,880	65,320
Long-term notes receivables and other assets, net	62,510	95,827
Total assets	$2,877,493	$2,604,408
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$81,364	$86,554
Accrued payroll and commissions	87,943	72,642
Accrued expenses and other current liabilities	239,755	139,389
Deferred revenue	323,494	234,612
Current portion of notes payable, net	9,500	461,420
Current portion of operating lease liabilities	12,135	11,640
Current portion of finance lease liabilities	3,356	7,708
Total current liabilities	757,547	1,013,965
Notes payable, net	2,372,235	2,471,659
Notes payable, net - related party	443,865	103,634
Revolving line of credit	—	245,000
Finance lease liabilities, net of current portion	2,460	5,474
Deferred revenue, net of current portion	618,401	405,786
Operating lease liabilities, net of current portion	49,692	63,477
Other long-term obligations	119,374	80,540
Deferred income tax liabilities	1,265	2,231
Total liabilities	4,364,839	4,391,766
Commitments and contingencies (See Note 14)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Class A Common stock, $0.0001 par value, 3,000,000,000 shares authorized; 202,216,341 and 94,937,597 shares issued and outstanding as of December 31, 2020 and 2019, respectively	20	9
Additional paid-in capital	1,523,705	740,121
Accumulated deficit	(2,984,262)	(2,500,022)
Accumulated other comprehensive loss	(26,809)	(27,466)
Total stockholders’ deficit	(1,487,346)	(1,787,358)
Total liabilities and stockholders’ deficit	$2,877,493	$2,604,408
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenues:
Recurring and other revenue	$1,260,730	$1,155,981	$1,050,441
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	352,585	369,285	355,813
Selling expenses (exclusive of amortization of deferred commissions of $197,697, $181,265 and $165,797, respectively, which are included in depreciation and amortization shown separately below)	302,547	193,359	213,386
General and administrative expenses	267,130	192,182	209,257
Depreciation and amortization	570,831	543,440	514,082
Restructuring and asset impairment charges	20,941	—	4,683
Total costs and expenses	1,514,034	1,298,266	1,297,221
Loss from operations	(253,304)	(142,285)	(246,780)
Other expenses (income):
Interest expense	221,175	260,014	245,214
Interest income	(708)	(23)	(425)
Other loss (income), net	9,104	(7,665)	(17,323)
Loss before income taxes	(482,875)	(394,611)	(474,246)
Income tax expense (benefit)	1,365	1,313	(1,611)
Net loss	$(484,240)	$(395,924)	$(472,635)
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.70)	$(4.18)	$(5.00)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	179,071,278	94,805,201	94,527,648
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2020	2019	2018
Net loss	$(484,240)	$(395,924)	$(472,635)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	657	1,371	(2,216)
Total other comprehensive income (loss)	657	1,371	(2,216)
Comprehensive loss	$(483,583)	$(394,553)	$(474,851)
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance, December 31, 2017	94,467,813	$9	$728,852	$(1,353,935)	$(27,301)	$(652,375)
Net Loss	—	—	—	(472,635)	—	(472,635)
Foreign currency translation adjustment	—	—	—	—	(2,216)	(2,216)
Stock-based compensation	—	—	2,416	—	—	2,416
Issuance of common stock upon exercise or vesting of equity awards	2,646	—	—	—	—	—
ASU 2014-09 adoption	—	—	—	(276,931)	—	(276,931)
ASU 2016-01 adoption	—	—	—	(680)	680	—
Capital contribution	225,903	—	4,700	—	—	4,700
Balance, December 31, 2018	94,696,362	9	735,968	(2,104,181)	(28,837)	(1,397,041)
Net Loss	—	—	—	(395,924)	—	(395,924)
Foreign currency translation adjustment	—	—	—	—	1,371	1,371
Stock-based compensation	—	—	4,241	—	—	4,241
Issuance of common stock upon exercise or vesting of equity awards	41,818	—	—	—	—	—
Return of capital	—	—	(4,788)	—	—	(4,788)
ASU 2016-02 adoption	—	—	—	83	—	83
Capital contribution	199,417	—	4,700	—	—	4,700
Balance, December 31, 2019	94,937,597	9	740,121	(2,500,022)	(27,466)	(1,787,358)
Recapitalization transaction	59,793,021	6	461,484	—	—	461,490
Issuance of earnout shares	36,084,141	5	(5)	—	—	—
Tax withholdings related to net share settlement of equity awards	(468,773)	—	(9,313)	—	—	(9,313)
Forfeited shares	(188,972)	—	—	—	—	—
Warrants exercised	10,621,654	—	120,802	—	—	120,802
Issuance of common stock upon exercise or vesting of equity awards	1,437,673	—	—	—	—	—
Net Loss	—	—	—	(484,240)	—	(484,240)
Foreign currency translation adjustment	—	—	—	—	657	657
Stock-based compensation	—	—	199,510	—	—	199,510
Restructuring expenses	—	—	11,106	—	—	11,106
Balance, December 31, 2020	202,216,341	$20	$1,523,705	$(2,984,262)	$(26,809)	$(1,487,346)
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss from operations	$(484,240)	$(395,924)	$(472,635)
Adjustments to reconcile net loss to net cash used in operating activities of operations:
Amortization of capitalized contract costs	481,213	437,285	398,174
Amortization of customer relationships	65,908	74,538	84,174
Gain on fair value changes of equity securities	—	(2,254)	(477)
Expensed offering costs	—	168	4,721
Depreciation and amortization of property, plant and equipment and other intangible assets	23,710	31,617	31,734
Amortization of deferred financing costs and bond premiums and discounts	3,956	4,703	5,152
Loss (gain) on sale or disposal of assets	2,579	1,121	(49,762)
Loss on early extinguishment of debt	12,710	806	14,571
Stock-based compensation	199,510	4,241	2,505
Provision for doubtful accounts	23,778	25,043	19,405
Deferred income taxes	(962)	606	(2,149)
Restructuring and asset impairment charges	11,106	—	—
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(25,559)	(34,486)	(34,008)
Inventories	17,299	(13,951)	64,442
Prepaid expenses and other current assets	(2,336)	(816)	4,695
Capitalized contract costs, net	(584,151)	(533,504)	(499,252)
Long-term notes receivables and other assets, net	27,376	20,975	(29,118)
Right-of-use assets	12,440	7,255	—
Accounts payable	(1,036)	5,611	(27,045)
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	155,418	24,899	91,469
Current and long-term operating lease liabilities	(13,291)	(8,149)	—
Deferred revenue	301,236	128,624	172,905
Net cash provided by (used in) operating activities	226,664	(221,592)	(220,499)
Cash flows from investing activities:
Capital expenditures	(25,245)	(10,119)	(19,412)
Proceeds from the sale of intangible assets	—	—	53,693
Proceeds from the sale of capital assets	18,063	878	127
Acquisition of intangible assets	(4,481)	(1,801)	(1,486)
Proceeds from sales of equity securities	—	5,430	—
Net cash (used in) provided by investing activities	(11,663)	(5,612)	32,922

 See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Cash Flows Continued
(In thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Proceeds from notes payable	1,241,000	225,000	759,000
Proceeds from notes payable - related party	309,000	—	51,000
Repayments of notes payable	(1,754,299)	(233,100)	(522,191)
Borrowings from revolving line of credit	359,200	342,500	201,000
Repayments on revolving line of credit	(604,200)	(97,500)	(261,000)
Taxes paid related to net share settlements of stock-based compensation awards	(9,171)	—	—
Repayments of finance lease obligations	(7,657)	(9,781)	(12,354)
Proceeds from Mosaic recapitalization	463,522	—	—
Proceeds from warrant exercises	120,802	—	—
Financing costs	(11,191)	—	(11,317)
Deferred financing costs	(12,894)	(4,896)	(9,302)
Payment of offering costs	—	(2,574)	(3,129)
Return of capital	—	(5,435)	—
Proceeds from capital contributions	—	4,700	4,700
Net cash provided by financing activities	94,112	218,914	196,407
Effect of exchange rate changes on cash	137	66	71
Net increase (decrease) in cash and cash equivalents	309,250	(8,224)	8,901
Cash and cash equivalents:
Beginning of period	4,549	12,773	3,872
End of period	$313,799	$4,549	$12,773
Supplemental cash flow disclosures:
Income tax paid	$537	$661	$330
Interest paid	$215,223	$252,911	$239,441
Supplemental non-cash investing and financing activities:
Finance lease additions	$855	$10,197	$4,569
Intangible asset acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$167	$1,536	$974
Capital expenditures included within accounts payable, accrued expenses and other current liabilities	$2,458	$2,074	$128
Deferred offering costs included within accounts payable	$—	$4,206	$440
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of Business
Vivint Smart Home, Inc., and its wholly owned subsidiaries, (collectively the “Company”), is one of the largest smart home companies in North America. The Company is engaged in the sale, installation, servicing and monitoring of smart home and security systems, primarily in the United States and Canada.
2. Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying consolidated financial statements pursuant to generally accepted accounting principles in the United States (“GAAP”). Preparing financial statements requires the Company to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on the Company’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the Company’s estimates. The results of operations presented herein are not necessarily indicative of the Company’s results for any future period.
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
In connection with the Business Combination, Mosaic Acquisition Corp. changed its name to Vivint Smart Home, Inc. The Company’s Common Stock is now listed on the NYSE under the symbol “VVNT”. Prior to the Business Combination, the Company neither engaged in any operations nor generated any revenue. Until the Business Combination, based on the Company’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Vivint Flex Pay

The Vivint Flex Pay plan (“Vivint Flex Pay”) became the Company’s primary equipment financing model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through third-party financing providers (“Consumer Financing Program”) (2) the Company offers a limited number of customers not eligible for the Consumer Financing Program, but who qualify under the Company’s underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card.
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
Under the Consumer Financing Program, qualified customers are eligible for loans provided by third-party financing providers of up to $4,000. Most loan terms are determined based on the customer’s credit quality. The annual percentage rates on these loans is either 0% or 9.99%, depending on the customer's credit quality, and are either installment or revolving loans with a 42- or 60-month term.
For certain third-party provider loans, the Company pays a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider and the Company shares liability for credit losses, with the Company being responsible for between 5% and 100% of lost principal balances. Additionally, the Company is responsible for reimbursing certain third-party financing providers for merchant transaction fees associated with the loans. Because of the nature of these provisions, the Company records a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Consolidated Statement of Operations. (See Note 10).
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
The Company imputes the interest on the RIC receivable using a risk adjusted market interest rate and records it as a reduction to deferred revenue and as an adjustment to the face amount of the related receivable. The risk adjusted interest rate considers a number of factors, including credit quality of the subscriber base and other qualitative considerations such as macro-economic factors. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the consolidated statements of operations.
When the Company determines that there are RIC receivables that have become uncollectible, it records an adjustment to the allowance and reduces the related note receivable balance. On a regular basis, the Company also assesses the expected remaining cash flows based on historical RIC write-off trends, current market conditions and both Company and third-party forecast data. In accordance with Topic 326 (see Recently Adopted Accounting Standards below), if the Company determines there is a change in expected remaining cash flows, the total amount of this change for all RICs is recorded in the current period to the provision for credit losses, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. (See Note 4).
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
Sales of Products and other one-time fees such as service or installation fees are invoiced to the customer at the time of sale. Revenues for the wireless internet service that were provided by the Company’s former wireless internet business (“Wireless”) and any Products or Services that are considered separate performance obligations are recognized when those Products or Services are delivered. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Payments received or amounts billed in advance of revenue recognition are reported as deferred revenue.
Deferred Revenue
The Company's deferred revenues primarily consist of amounts for sales (including upfront proceeds) of Smart Home Services. Deferred revenues are recognized over the term of the related performance obligation, which is generally three to five years.
Accounts Receivable
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the consolidated balance sheets. Accounts receivable totaled $20.6 million and $20.5 million and December 31, 2020 and 2019, respectively net of the allowance for doubtful accounts of $9.9 million and $8.1 million at December 31, 2020 and 2019, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. In accordance with Topic 326, the Company estimates this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $23.8 million and $25.0 million for the years ended December 31, 2020 and 2019, respectively.

The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Year ended December 31,
	2020	2019	2018
Beginning balance	$8,118	$5,594	$5,356
Provision for doubtful accounts	23,778	25,043	19,405
Write-offs and adjustments	(21,985)	(22,519)	(19,167)
Balance at end of period	$9,911	$8,118	$5,594
Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges represent expenses incurred in relation to activities to exit or dispose of portions of the Company's business that do not qualify as discontinued operations. Liabilities associated with restructuring are measured at their fair value when the liability is incurred. Expenses for related termination benefits are recognized at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred (See Note 11).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Vivint Smart Home, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. The Company calculates amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortizes those deferred contract costs on a straight-line basis over the expected period of benefit that the Company has determined to be five years, consistent with the pattern in which the Company provides services to its customers. The Company believes this pattern of amortization appropriately reduces the carrying value of the capitalized contract costs over time to reflect the decline in the value of the assets as the remaining period of benefit for each monthly portfolio of contracts decreases. The period of benefit of five years is longer than a typical contract term because of anticipated contract renewals. The Company applies this period of benefit to its entire portfolio of contracts. The Company updates its estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations.
The carrying amount of the capitalized contract costs is periodically reviewed for impairment. In performing this review, the Company considers whether the carrying amount of the capitalized contract costs will be recovered. In estimating the amount of consideration the Company expects to receive in the future related to capitalized contract costs, the Company considers factors such as attrition rates, economic factors, and industry developments, among other factors. If it is determined that capitalized contract costs are impaired, an impairment loss is recognized for the amount by which the carrying amount of the capitalized contract costs and the anticipated costs that relate directly to providing the future services exceed the consideration that has been received and that is expected to be received in the future.
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

On the consolidated statement of cash flows, capitalized contract costs are classified as operating activities and reported as “Capitalized contract costs - deferred contract costs” as these assets represent deferred costs associated with subscriber contracts.
Cash and Cash Equivalents
Cash and cash equivalents consists of highly liquid investments with remaining maturities when purchased of three months or less.
Inventories
Inventories, which are comprised of smart home and security system equipment and parts are stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (FIFO) method. Inventories sold to customers as part of a smart home and security system are generally capitalized as contract costs. The Company adjusts the inventory balance based on anticipated obsolescence, usage and historical write-offs.
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
During the years ended December 31, 2020, 2019 and 2018, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Amortization of capitalized contract costs	$481,213	$437,285	$398,174
Amortization of definite-lived intangibles	69,465	80,468	90,945
Depreciation of property, plant and equipment	20,153	25,687	24,963
Total depreciation and amortization	$570,831	$543,440	$514,082

Leases

Effective January 1, 2019, the Company accounts for leases under ASU 2016-02, “Leases (Topic 842)”. Under Topic 842, the Company determines if an arrangement is a lease at inception. Lease right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit rate when available. When implicit rates are not available, the Company uses an incremental borrowing rate based on the information available at commencement date. The lease ROU asset also includes any lease payments made and is reduced by lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not record lease ROU assets and liabilities for leases with terms of 12 months or less.
Leases are classified as either operating or finance at lease inception. Operating lease assets and liabilities and finance lease liabilities are stated separately on the consolidated balance sheets. Finance lease assets are included in property, plant and equipment, net on the consolidated balance sheets.
The Company has lease agreements with lease and non-lease components. For facility type leases, the Company separates the lease and non-lease components. Generally, the Company accounts for the lease and non-lease components as a single lease component for all other class of leases.
Prior to the adoption of Topic 842, the Company's leases were classified as either operating or capital leases. Capital lease liabilities were stated separately on the consolidated balance sheets and capital lease assets were included in property, plant and equipment, net on the consolidated balance sheets. Operating leases were not recognized in the balance sheet. Capital lease balances are presented on the same lines as finance lease balances for comparative prior periods in the unaudited consolidated financial statements. See Note 15 "Leases" for additional information related to the impact of adopting Topic 842.
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining the Company’s revolving credit facility are amortized over the amended maturity dates discussed in Note 5. Deferred financing costs associated with the revolving credit facility reported in the accompanying consolidated balance sheets as deferred financing costs, net at December 31, 2020 and 2019 were $1.7 million and $1.1 million, net of accumulated amortization of $11.0 million and $10.6 million, respectively. Deferred financing costs included in the accompanying consolidated balance sheets within notes payable, net at December 31, 2020 and 2019 were $27.2 million and $27.0 million, net of accumulated amortization of $70.9 million and $63.5 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying consolidated statements of operations totaled $7.9 million, $9.8 million and $10.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The current portion of the liability included in accrued payroll and commissions was $4.1 million and $4.5 million as of December 31, 2020 and 2019, respectively, and the noncurrent portion included in other long-term obligations was $23.8 million and $20.7 million at December 31, 2020 and 2019, respectively.
Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 13).
Advertising Expense

Advertising costs are expensed as incurred. Advertising costs were approximately $70.9 million, $60.4 million and $47.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Company records the effect of a tax rate or law change on the Company’s deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on the Company’s results of operations, financial condition, or cash flows (See Note 12).
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
Concentrations of Supply Risk
As of December 31, 2020, approximately 92% of the Company’s installed panels were the Company's proprietary SkyControl or Smart Hub panels, 8% were 2GIG Go!Control panels. The loss of the Company’s SkyControl panel supplier could potentially impact its operating results or financial position.
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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2020, 2019, and 2018.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of December 31, 2020 consisted of one reporting unit. The Company found that no indicators of goodwill impairment existed during the year ended December 31, 2020, thus a qualitative approach was used and it was determined goodwill was not impaired.
During the years ended December 31, 2020, 2019 and 2018, no impairments to goodwill were recorded.
Foreign Currency Translation and Other Comprehensive Income
The functional currency of Vivint Canada, Inc. is the Canadian dollar. Accordingly, Vivint Canada, Inc. assets and liabilities are translated from their respective functional currencies into U.S. dollars at period-end rates and Vivint Canada, Inc. revenue and expenses are translated at the weighted-average exchange rates for the period. Adjustments resulting from this translation process are classified as other comprehensive income or loss and shown as a separate component of equity.
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ (deficit) equity as accumulated other comprehensive loss or income. When intercompany transactions are deemed to be of a short-term nature, translation adjustments are required to be included in the consolidated statement of operations. The Company has determined that settlement of Vivint Canada, Inc. intercompany balances are anticipated and therefore such balances are deemed to be of a short-term nature. Translation activity included in the statements of operations in other loss, net related to intercompany balances was a gain of $0.6 million for the year ended December 31, 2020, a gain of $3.4 million for the year ended December 31, 2019, and a loss of $7.1 million for the year ended December 31, 2018.
Letters of Credit
As of December 31, 2020 and 2019, the Company had $15.3 million and $11.1 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
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

3. Revenue and Capitalized Contract Costs
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
The Company also provides its customers with service warranties associated with product replacement and related services for the first 30 days after the generation and installation of new or modified customer contracts. These are considered a separate performance obligation and are determined to be satisfied upon completion of the warranty period. As of December 31, 2020 and 2019, the Company had warranty service reserves of $5.7 million and $8.7 million, respectively, which are included in accrued expenses and other current liabilities on the consolidated balance sheets.
During the years ended December 31, 2020 and 2019, the Company recognized revenues of $235.9 million and $225.9 million, respectively, that were included in the deferred revenue balance as of December 31, 2019 and 2018, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2020, approximately $3.0 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 61% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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

4. Retail Installment Contract Receivables
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term notes receivables and other assets, net in the consolidated balance sheets.
The following table summarizes the RIC receivables (in thousands):

	December 31, 2020	December 31, 2019
RIC receivables, gross	$145,000	$192,058
RIC allowance	(28,848)	(39,218)
Imputed interest	(13,275)	(20,295)
RIC receivables, net	$102,877	$132,545

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$44,931	$43,733
Long-term notes receivables and other assets, net	57,946	88,812
RIC receivables, net	$102,877	$132,545
The changes in the Company’s RIC allowance were as follows (in thousands):

	For the Years Ended
	December 31, 2020	December 31, 2019
RIC allowance, beginning of period	$39,218	$22,080
Write-offs	(21,163)	(26,018)
Recoveries	6,340	4,626
Additions from RICs originated during the period	7,567	20,455
Change in expected credit losses	(2,914)	18,572
Other adjustments (1)	(200)	(497)
RIC allowance, end of period	$28,848	$39,218

(1) Other adjustments primarily reflect changes in foreign currency exchange rates related to Canadian RICs.
During year ended December 31, 2020, 2019 and 2018, the amount of RIC imputed interest income recognized in recurring and other revenue was $10.6 million, $13.6 million and $14.9 million, respectively.
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
In the third quarter of 2019, with over two years of RIC customer history, the Company determined that actual RIC write-offs were trending higher than the expected write-offs used in the original estimates. Therefore, the Company determined that it was necessary to adjust the remaining RIC allowance balance primarily associated with subscribers originated in 2017 and 2018, to reflect the new estimate of the present value of cash expected to be collected over the remaining contractual periods.
In accordance with this change in accounting estimate, in 2019 the Company increased the RIC allowance and recognized an adjustment to revenue to record the proportional amount related to performance obligations that have already been delivered and the remaining amount (related to undelivered performance obligations) to deferred revenue. The Company recorded a total increase to the RIC allowance and imputed interest of $26.6 million, with a decrease to deferred revenue of $17.5 million and a decrease to recurring and other revenue of $9.1 million. The decrease to revenue resulted in a corresponding increase to net loss for the year ended December 31, 2019. This change in estimate increased basic and diluted net loss per share by $0.10 for the year ended December 31, 2019.

5. Long-Term Debt
The Company’s debt at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
7.875% Senior Secured Notes Due 2022	$677,000	$7,885	$(4,697)	$680,188
7.625% Senior Notes Due 2023	400,000	—	(2,241)	397,759
8.500% Senior Secured Notes Due 2024	225,000	—	(3,530)	221,470
6.750% Senior Secured Notes Due 2027	600,000	—	(5,771)	594,229
Senior Secured Term Loan - noncurrent	933,375	—	(10,921)	922,454
Total Long-Term Debt (2)	2,835,375	7,885	(27,160)	2,816,100
Senior Secured Term Loan - current	9,500	—	—	9,500
Total Debt	$2,844,875	$7,885	$(27,160)	$2,825,600

	December 31, 2019
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
Senior Secured Revolving Credit Facility	$245,000	$—	$—	$245,000
8.875% Senior Secured Notes Due 2022	270,000	(1,645)	(451)	267,904
7.875% Senior Secured Notes Due 2022	900,000	15,480	(9,532)	905,948
7.625% Senior Notes Due 2023	400,000	—	(3,081)	396,919
8.500% Senior Secured Notes Due 2024	225,000	—	(4,431)	220,569
Senior Secured Term Loan - noncurrent	791,775	—	(7,822)	783,953
Total Long-Term Debt	2,831,775	13,835	(25,317)	2,820,293
Current Debt:
Senior Secured Term Loan - current (2)	8,100	—	—	8,100
8.75% Senior Notes due 2020	454,299	742	(1,721)	453,320
Total Debt	$3,294,174	$14,577	$(27,038)	$3,281,713

(1) Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the consolidated balance sheets at December 31, 2020 and 2019 was $1.7 million and $1.1 million, respectively.
(2) The current portion of the Term Loan was included in accrued expenses and other current liabilities on the consolidated balance sheets as reported in our audited consolidated financial statements for the year ended December 31, 2019. The Company has reclassified the amounts reported for December 31, 2019 to be included in the current portion of notes payable, net in the condensed consolidated balance sheets.
Notes Payable
2022 Notes
As of December 31, 2020, APX Group, Inc., a wholly owned subsidiary of the Company (“APX”) had $677.0 million outstanding aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes”). The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2024 notes (as defined below), the revolving credit facilities and the Term Loan, in all cases, subject to certain exceptions and permitted liens.
2023 Notes

As of December 31, 2020, APX had $400.0 million outstanding aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes”) with a maturity date of September 1, 2023.
2024 Notes
As of December 31, 2020, APX had $225.0 million outstanding aggregate principal amount of 8.500% senior secured notes due 2024 (the “2024 notes” and, together with the 2022 notes and the 2027 notes, the “existing senior secured notes”). The 2024 notes will mature on November 1, 2024, unless, under “Springing Maturity” provisions, on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the indenture for the 2023 notes, in which case the 2024 Notes will mature on June 1, 2023. The 2024 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facilities and the Term Loan, in all each case, subject to certain exceptions and permitted liens.
2027 Notes
As of December 31, 2020, APX had $600.0 million outstanding aggregate principal amount of 6.750% senior secured notes due 2027 (the “2027 notes” and, together with the 2022 notes, the 2023 notes and the 2024 notes the “Notes”). The 2027 notes will mature on February 15, 2027, unless, under “Springing Maturity” provisions on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the indenture governing the 2023 notes, in which case the 2027 Notes will mature on June 1, 2023. The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facility and the Term Loan, in each case, subject to certain exceptions and permitted liens.
Interest accrues at the rate of 7.875% per annum for the 2022 notes, 7.625% per annum for the 2023 notes, 8.500% per annum for the 2024 notes and 6.75% per annum for the 2027 notes. Interest on the 2022 notes is payable semiannually in arrears on June 1 and December 1 of each year. Interest on the 2023 notes is payable semiannually in arrears on March 1 and September 1 of each year. Interest on the 2024 notes is payable semiannually in arrears on May 1 and November 1 each year. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.
Term Loan
As of December 31, 2020, APX had outstanding term loans in an aggregate principal amount of $942.9 million (the “Term Loan”) under its amended and restated credit agreement. APX is required to make quarterly amortization payments under the Term Loan in an amount equal to 0.25% of the aggregate principal amount of the Term Loan outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loan will be due and payable in full on December 31, 2025, unless, pursuant to a “Springing Maturity” provision on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been repaid or redeemed, in which case the Term Loan will mature on June 1, 2023.
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

	Other expense and loss on extinguishment				Deferred financing costs
Issuance	Original premium extinguished	Previously deferred financing costs extinguished	New financing costs	Total other expense and loss on extinguishment	Previously deferred financing rolled over	New deferred financing costs	Total deferred financing costs
For the year ended December 31, 2020
Term Loan February 2020 issuance	$(2,749)	$4,033	$6,146	$7,430	$205	$6,346	$6,551
2027 Notes February 2020 issuance	—	235	5,045	5,280	6,973	5,461	12,434
Total	(2,749)	4,268	11,191	12,710	7,178	11,807	18,985

For the year ended December 31, 2019
2024 Notes May 2019 issuance	(588)	1,395	—	807	—	4,956	4,956

For the year ended December 31, 2018
Term Loan September 2018 issuance	(953)	4,207	11,317	14,571	—	10,275	10,275

    Deferred financing costs are amortized to interest expense over the life of the issued debt.    The following tables present deferred financing activity for the years ended December 31, 2020 and 2019 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2019	Additions	Early Extinguishment	Amortized	Balance December 31, 2020
Revolving Credit Facility	$1,123	$1,027	$—	$(483)	$1,667
2020 Notes	1,721	—	(1,565)	(156)	—
2022 Private Placement Notes	451	(205)	(221)	(25)	—
2022 Notes	9,532	—	(2,247)	(2,588)	4,697
2023 Notes	3,081	—	—	(840)	2,241
2024 Notes	4,431	—	—	(901)	3,530
2027 Notes	—	6,551	—	(780)	5,771
Term Loan	7,822	5,461	(235)	(2,127)	10,921
Total Deferred Financing Costs	$28,161	$12,834	$(4,268)	$(7,900)	$28,827

	Unamortized Deferred Financing Costs
	Balance December 31, 2018	Additions	Early Extinguishment	Amortized	Balance December 31, 2019
Revolving Credit Facility	$2,058	$—	$—	$(935)	$1,123
2019 Notes	—	—	—	—	—
2020 Notes	5,380	—	(1,395)	(2,264)	1,721
2022 Private Placement Notes	602	—	—	(151)	451
2022 Notes	12,799	—	—	(3,267)	9,532
2023 Notes	3,922	—	—	(841)	3,081
2024 Notes	—	4,956	—	(525)	4,431
Term Loan	$9,662	$—	$—	$(1,840)	7,822
Total Deferred Financing Costs	$34,423	$4,956	$(1,395)	$(9,823)	$28,161

Revolving Credit Facility

In February 2020, APX amended and restated the credit agreement governing its existing senior secured revolving credit facility to provide for, among other things, (1) an increase in the aggregate commitments previously available to it to $350.0 million and (2) the extension of the maturity date with respect to certain of the previously available commitments.
Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at APX’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $10.9 million and the Series C Revolving Commitments of approximately $330.8 million is 1.75% per annum and (b) under the Series B Revolving Commitments of approximately $8.3 million was 2.75% and (2)(a) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments is currently 2.75% per annum and (b) under the Series B Revolving Commitments is currently 3.75%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on APX meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter. Outstanding borrowings under the amended and restated revolving credit facility are allocated on a pro-rata basis between each Series based on the total Revolving Commitments.
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
There were no outstanding borrowings under the revolving credit facility as of December 31, 2020 and $245.0 million as of December 31, 2019. As of December 31, 2020, the Company had $334.7 million of availability under the revolving credit facility (after giving effect to $15.3 million of outstanding letters of credit and no of borrowings).

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

6. Business Combination

On January 17, 2020, the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated September 15, 2019, by and among the Company, Merger Sub, and Legacy Vivint Smart Home, as amended by the Merger Agreement, dated as of December 18, 2019, by and among the Company, Maiden Sub and Legacy Vivint Smart Home.
Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Vivint Smart Home was effected through the merger of Merger Sub with and into Legacy Vivint Smart Home, with Legacy Vivint Smart Home as the surviving company. At the effective time of the Business Combination (the “Effective Time”), each stockholder of Legacy Vivint Smart Home received 84.5320916792 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), for each share of Legacy Vivint Smart Home common stock, par value $0.01 per share, that such stockholder owned.
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
In connection with the Closing, 31,074,592 shares of Common Stock were redeemed at a price per share of approximately $10.29. In addition, in connection with the Closing, each Founder Share issued and outstanding immediately prior to the Closing (other than the Founder Shares forfeited in connection with the Additional Forward Purchaser Subscription Agreement) converted into approximately 1.2 shares of Common Stock of the Company. Immediately prior to the Effective Time, each issued and outstanding share of Legacy Vivint Smart Home preferred stock (other than shares owned by Legacy Vivint Smart Home as treasury stock) converted into approximately 1.43 shares of Legacy Vivint Smart Home common stock in accordance with the certificate of designations of the Legacy Vivint Smart Home preferred stock.
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the year ended December 31, 2020:

Recapitalization
(in thousands)
Cash - Mosaic (net of redemptions)	$35,344
Cash - Subscribers and Forward Purchasers	453,221
Less fees to underwriters and other transaction costs	(25,043)
Net cash received from recapitalization	463,522
Less: non-cash net liabilities assumed from Mosaic	(5)
Less: deferred and accrued transaction costs	(2,027)
Net contributions from recapitalization	$461,490

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
Earnout consideration
Following the closing of the Merger, holders of Vivint common stock and holders of Rollover RSUs, the Rollover SARs, the shares of Rollover Restricted Stock and any awards granted under the Company Rollover LTIP Plans (together, “Rollover Equity Awards”, as defined in Note 13 Stock-Based Compensation and Equity) had the contingent right to receive, in the aggregate, up to 37,500,000 shares of Common Stock if, from the closing of the Merger until the fifth anniversary thereof, the dollar volume-weighted average price of Common Stock exceeded certain thresholds. The first issuance of 12,500,000 earnout shares occurred when the volume-weighted average price of Common Stock exceeded $12.50 for any 20 trading days within any 30-trading day period (the “First Earnout”). The second issuance of 12,500,000 earnout shares occurred when the volume weighted average price of Common Stock exceeded $15.00 for any 20 trading days within any 30-trading day period (the “Second Earnout”). The third issuance of 12,500,000 earnout shares occurred when the volume weighted average price of Common Stock exceeded $17.50 for any 20-trading days within any 30-trading day period (the “Third Earnout”) (as further described in the Merger Agreement).
Subsequent to the closing of the Merger, the cumulative issuance of 36,084,141 shares of Common Stock occurred after attainment of the First Earnout, Second Earnout and Third Earnout in February, March and September 2020, respectively. The difference in the shares issued in the earnouts and the aggregate amounts defined in the Merger Agreement above are primarily attributable to unissued shares reserved for future issuance to holders of Rollover Equity Awards, which are subject to the same vesting terms and conditions as the underlying Rollover Equity Awards. Additionally, shares were withheld from employees to satisfy the mandatory tax withholding requirements. The Company has determined that the earnout shares issued to non-employee shareholders and to holders of Vivint common stock and vested Rollover Equity Awards qualify for the scope exception in ASC 815-10-15-74(a) and meet the criteria for equity classification under ASC 815-40. These earnout shares were initially measured at fair value at Closing. Upon the attainment of the share price targets, the earnout shares delivered to the equity holders are recorded in equity as shares issued, with the appropriate allocation to common stock at par and additional paid-in capital. Since all earnout shares have determined to be equity-classified, there is no remeasurement unless reclassification is required. For the earnout shares associated with unvested Rollover Equity Awards, the Company has determined that they qualify for equity classification and are subject to stock-based compensation expense under ASC 718.

7. Balance Sheet Components
The following table presents material balance sheet component balances as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31,
	2020	2019
Prepaid expenses and other current assets
Prepaid expenses	$11,286	$7,753
Deposits	1,308	870
Other	1,744	9,440
Total prepaid expenses and other current assets	$14,338	$18,063
Capitalized contract costs
Capitalized contract costs	$3,491,629	$2,903,389
Accumulated amortization	(2,173,131)	(1,688,140)
Capitalized contract costs, net	$1,318,498	$1,215,249
Long-term notes receivables and other assets
RIC receivables, gross	$100,069	$148,325
RIC allowance	(28,848)	(39,218)
RIC imputed interest	(13,275)	(20,295)
Security deposits	835	6,715
Other	3,729	300
Total long-term notes receivables and other assets, net	$62,510	$95,827
Accrued payroll and commissions
Accrued payroll	$41,590	$35,666
Accrued commissions	46,353	36,976
Total accrued payroll and commissions	$87,943	$72,642
Accrued expenses and other current liabilities
Accrued interest payable	$33,340	$31,327
Current portion of derivative liability	143,818	80,366
Service warranty accrual	5,711	8,680
Accrued taxes	8,700	5,462
Accrued payroll taxes and withholdings	14,391	5,361
Loss contingencies	26,200	1,831
Other	7,595	6,362
Total accrued expenses and other current liabilities	$239,755	$139,389

8. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,		Estimated Useful Lives
	2020	2019
Vehicles	$39,735	$46,496	3-5 years
Computer equipment and software	72,616	63,197	3-5 years
Leasehold improvements	29,126	28,593	2-15 years
Office furniture, fixtures and equipment	21,394	20,786	2-7 years
Construction in process	6,180	3,480
Property, plant and equipment, gross	169,051	162,552
Accumulated depreciation and amortization	(116,672)	(101,464)
Property, plant and equipment, net	$52,379	$61,088
Property plant and equipment includes approximately $17.6 million and $24.3 million of assets under finance lease obligations, net of accumulated amortization of $23.0 million and $22.8 million at December 31, 2020 and 2019, respectively. Depreciation and amortization expense on all property plant and equipment was $20.2 million, $25.7 million and $25.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense relates to assets under finance leases as included in depreciation and amortization expense.

9. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill during the year ended December 31, 2020 was the result of foreign currency translation adjustments as well as a $0.4 million addition associated with the acquisition of CrowdStorage (defined below). The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019, were as follows (in thousands):

Balance as of January 1, 2019	$834,855
Effect of CrowdStorage acquisition	453
Effect of Foreign Currency Translation	1,232
Balance as of December 31, 2019	836,540
Effect of Foreign Currency Translation	537
Balance as of December 31, 2020	$837,077
Intangible assets, net
The following table presents intangible asset balances as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$969,158	$(862,352)	$106,806	$967,623	$(794,926)	$172,697	10 years
2GIG 2.0 technology	17,000	(17,000)	—	17,000	(16,534)	466	8 years
Other technology	4,725	(4,309)	416	4,725	(2,858)	1,867	2 - 7 years
Space Monkey technology	7,100	(7,100)	—	7,100	(6,809)	291	6 years
Patents	10,843	(6,656)	4,187	12,885	(10,454)	2,431	5 years
Total definite-lived intangible assets:	1,008,826	(897,417)	111,409	1,009,333	(831,581)	177,752

Indefinite-lived intangible assets:
Domain names	65	—	65	59	—	59
Total Indefinite-lived intangible assets	65	—	65	59	—	59
Total intangible assets, net	$1,008,891	$(897,417)	$111,474	$1,009,392	$(831,581)	$177,811
In May 2019, the Company acquired majority ownership interest in CrowdStorage, Inc. (“CrowdStorage”), a distributed cloud storage solution company. The Company determined that CrowdStorage was a variable interest entity and the Company was the primary beneficiary, because CrowdStorage was dependent on the Company for ongoing financial support. As part of this acquisition, the Company recognized a definite-lived intangible asset of $1.8 million, included within the other technology asset class in the above table. The financial position and results of operations of CrowdStorage are consolidated by the Company and the non-controlling interest associated with the minority interest holders was immaterial as of, and for, the years ended December 31, 2020 and 2019.
In January 2018, Vivint Wireless and Verizon consummated the transactions contemplated by a termination agreement to which the parties agreed, among other things, to terminate the spectrum leases between Vivint Wireless and Nextlink, a subsidiary of Verizon, in exchange for a cash payment by Verizon to Vivint Wireless. The calculation of the gain recorded included cash proceeds of $55.0 million, extinguishment of the spectrum license liability of $27.9 million, offset by the write-

off of the spectrum license asset in the amount of $31.3 million and regulatory costs associated with the sale of $1.3 million for a total net gain on sale of $50.4 million which is included in other income, net in the consolidated statement of operations.
During the year ended December 31, 2020 and 2019, the Company added $3.1 million and $1.2 million of intangible assets related to patents, respectively. Amortization expense related to intangible assets was approximately $69.5 million, $80.5 million and $90.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020, the remaining weighted-average amortization period for definite-lived intangible assets was 1.9 years. Estimated future amortization expense of intangible assets, excluding approximately $0.1 million in patents currently in process, is as follows as of December 31, 2020 (in thousands):

2021	$59,823
2022	49,728
2023	679
2024	542
2025	491
Thereafter	—
Total estimated amortization expense	$111,263

10. Financial Instruments
Cash and Cash Equivalents
Cash equivalents are classified as level 1 assets, as they have readily available market prices in an active market.
The following tables set forth the Company’s cash and cash equivalents’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$283,750	$—	$283,750	$283,750
Money market funds	30,049	—	30,049	30,049
Total	$313,799	$—	$313,799	$313,799

	December 31, 2019
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$4,545	$—	$4,545	$4,545
Money market funds	4	—	4	4
Total	$4,549	$—	$4,549	$4,549

The Company sold its Corporate Securities in June 2019 and realized a gain of $2.3 million. During the years ended December 31, 2018, the Company recorded an unrealized loss of $0.3 million associated with the change in fair value of the Corporate Securities.
The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
Debt
Components of the Company's debt including the associated interest rates and related fair values (in thousands, except interest rates) are as follows:

Issuance	December 31, 2020		December 31, 2019		Stated Interest Rate
	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2020 Notes	—	—	454,299	455,253	8.750%
2022 Notes Private Placement Notes	—	—	270,000	267,975	8.875%
2022 Notes	677,000	677,203	900,000	909,000	7.875%
2023 Notes	400,000	415,200	400,000	378,040	7.625%
2024 Notes	225,000	238,545	225,000	232,290	8.500%
2027 Notes	600,000	645,300	—	—	6.750%
Term Loan	942,875	942,875	799,875	799,875	N/A
Total	$2,844,875	$2,919,123	$3,049,174	$3,042,433
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding derivative instrument as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Consumer Financing Program Contractual Obligations:
Fair value	$227,098	$136,863
Notional amount	912,626	534,560
Classified on the consolidated balance sheets as:
Accrued expenses and other current liabilities	143,818	80,366
Other long-term obligations	83,280	56,497
Total Consumer Financing Program Contractual Obligation	$227,098	$136,863
Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative instrument for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Balance, beginning of period	$136,863	$117,620
Additions	164,214	94,592
Settlements	(69,273)	(70,213)
Gains included in earnings	(4,706)	(5,136)
Balance, end of period	$227,098	$136,863

11. Restructuring and Asset Impairment Charges

Restructuring
2020 Cost Reductions
In March 2020, the Company announced a number of cost reduction initiatives that are expected to reduce certain of the Company’s General and Administrative, Customer Service, and Sales Support fixed costs. The Company completed the majority of these cost reduction initiatives in the first quarter of 2020. In addition to resulting in meaningful cost reductions, the Company’s initiatives are expected to streamline operations, focus on engineering and innovation and provide a better focus on driving customer satisfaction. These actions resulted in one-time cash employee severance and termination benefits expenses of $20.9 million during the year ended December 31, 2020. These costs included $11.1 million in stock-based compensation expense associated with the accelerated vesting of stock-based awards to certain executives related to separation agreements.
2019 Wireless Spin-Off
On July 31, 2019, the Company completed a spin-off of its Wireless subsidiary. In connection with the spin-off, the equity interests of Wireless were distributed to the shareholders of Vivint Smart Home pro rata based on their respective holdings. As a result of the spin-off, the Company's additional paid-in capital was decreased by the net assets of Wireless of $4.8 million, as of the effective date of the spin-off. The spin-off does not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results.
The results of Wireless are reflected in the Company's consolidated financial statement up through July 31, 2019. The following financial information presents the results of operations of Wireless for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018

Recurring and other revenue	$2,808	$6,870
Costs and expenses:
Operating expenses	5,455	8,295
Selling expenses	137	674
General and administrative expenses	5,291	15,547
Depreciation and amortization	68	102
Total costs and expenses	10,951	24,618
Loss from operations	(8,143)	(17,748)
Other expenses (income):
Interest expense	—	2
Other income, net	(2,100)	(52,021)
Net (loss) income	$(6,043)	$34,271
2018 Cost Reductions
During the year ended December 31, 2018, the Company announced a number of cost reduction initiatives that were expected to reduce certain of the Company’s General and Administrative, Customer Service, and Sales Support fixed costs. The Company completed the majority of these cost reduction initiatives in the second and third quarters of 2018, with the remainder by the end of 2018. In addition to resulting in meaningful cost reductions, the Company’s initiatives are expected to streamline operations, focus engineering and innovation and provide a better focus on driving customer satisfaction.
As part of these initiatives, the Company and Best Buy agreed in principle to end the co-branded Best Buy Smart Home by Vivint arrangement ("Best Buy Agreement"), which resulted in the elimination of in-store sales positions. In addition, the Company eliminated other general and administrative positions. These actions resulted in one-time cash employee severance and termination benefits expenses of $4.7 million during the year ended December 31, 2018. The Company formally terminated its relationship with Best Buy in December 2018 and agreed to pay a termination fee of $5.5 million. The difference between the termination fee and all previously recorded liabilities relating to the Company's Best Buy Agreement was recorded as a reduction to capitalized contract costs.

12. Income Taxes
The Company files a consolidated federal income tax return with its wholly owned subsidiaries.
The income tax expense (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Current income tax:
Federal	$—	$—	$—
State	1,602	703	512
Foreign	768	(2)	(52)
Total	2,370	701	460
Deferred income tax:
Federal	—	(380)	—
State	—	(73)	—
Foreign	(1,005)	1,065	(2,071)
Total	(1,005)	612	(2,071)
Income tax expense (benefit)	$1,365	$1,313	$(1,611)
The following reconciles the tax benefit computed at the statutory federal rate and the Company’s tax expense (benefit) (in thousands):

	Year ended December 31,
	2020	2019	2018
Computed expected tax benefit	$(101,404)	$(82,833)	$(98,598)
State income taxes, net of federal tax effect	1,136	483	404
Foreign income taxes	(381)	232	(690)
Other reconciling items	7,043	2,988	—
Permanent differences	15,470	7,007	4,406
Change in valuation allowance	79,501	73,436	92,867
Income tax expense (benefit)	$1,365	$1,313	$(1,611)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands)

	December 31,
	2020	2019
Gross deferred tax assets:
Net operating loss carryforwards	$558,418	$585,854
Deferred subscriber income	255,189	151,051
Interest expense limitation	118,854	111,682
Accrued expenses and allowances	52,390	26,683
Lease liabilities	15,342	18,773
Purchased intangibles and deferred financing costs	13,765	11,232
Inventory reserves	2,801	3,387
Research and development credits	41	41
Property and equipment	2	—
Valuation allowance	(663,012)	(566,498)
Total	353,790	342,205
Gross deferred tax liabilities:
Deferred capitalized contract costs	(338,141)	(325,616)
Right of use assets	(13,119)	(16,355)
Purchased intangibles and deferred financing costs	(2,092)	—
Property and equipment	(1,703)	(2,465)
Total	(355,055)	(344,436)
Net deferred tax liabilities	$(1,265)	$(2,231)
The Company had gross operating loss carryforwards as follows (in thousands):

	December 31,
	2020	2019
Net operating loss carryforwards:
Federal	$2,292,140	$2,408,078
States	1,993,814	1,972,423
Canada	—	10,390
Total	$4,285,954	$4,390,891
U.S. federal net operating loss carryforwards will begin to expire in 2026, if not used. State net operating loss carryforwards expire over different periods and some have already begun to expire. The Company had United States research and development credits of approximately $41,000 at December 31, 2020, and December 31, 2019, which begin to expire in 2030.
There are no remaining Canadian net operating loss ("NOL") carryforwards.
Realization of the Company’s federal and state net operating loss carryforwards and tax credits is dependent on generating sufficient taxable income prior to their expiration. The Company performed a study to determine the amount of any limitation on its net operating losses and concluded that as of December 31, 2020 an ownership change had not occurred under the provisions of Internal Revenue Code Section 382, and as of that date the losses were not limited. The future use of the net operating loss carryforwards may have limitations resulting from future ownership changes or other factors under Section 382 of the Internal Revenue Code.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The

Company does not expect that the NOL carryback provision of the CARES Act will result in a material cash benefit. In addition to the NOL changes, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased the allowable interest expense deduction of the Company and resulted in less taxable income for the years ended 2019 and 2020, resulting in less utilization of net operating losses in those years.
At December 31, 2020 and 2019, the Company recorded a valuation allowance against its U.S. federal and state net deferred tax assets as it believes it is more likely than not that these benefits will not be realized. Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against net deferred tax assets and evaluating the Company’s uncertain tax positions. The Company has considered and weighed the available evidence, both positive and negative, to determine whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based on available information, management does not believe it is more likely than not that all of its deferred tax assets will be utilized. The Company recorded a valuation allowance for U.S. net deferred tax assets of approximately $663.0 million and $566.5 million at December 31, 2020 and 2019, respectively.

The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2016 or prior; however, its tax attributes, such as NOL carryforwards and tax credits, are still subject to examination in the year they are used.

As of December 31, 2020, the Company has not recognized any uncertain tax positions.

13. Stock-Based Compensation and Equity
Legacy Vivint Smart Home Incentive Units
Prior to the Business Combination, Legacy Vivint Smart Home’s former indirect parent, 313 Acquisition LLC (“313”), which is majority owned by Blackstone, authorized the award of profits interests, representing the right to share a portion of the value appreciation on the initial capital contributions to 313 (“Incentive Units”). As of immediately prior to the consummation of the Business Combination, all vested Incentive Units, other than those held by certain executives and their affiliates (“Holdback Executives”), were redeemed by 313 for a number of shares in Legacy Vivint Smart Home and Vivint Solar, with an equivalent value as the Incentive Units so redeemed, if any, assuming a hypothetical liquidation of 313, in a manner determined by the board of managers of 313 (the “313 Board”). The number of shares of Vivint Solar common stock and Legacy Vivint Smart Home common stock issued with respect to each vested Incentive Unit in such redemptions was determined on a pro rata basis using the relative value of the shares of Vivint Solar common stock and Legacy Vivint Smart Home common stock held by 313 as of the effective time of the Business Combination. The shares of Legacy Vivint Smart Home common stock received in such redemptions were converted into the right to receive the merger consideration as part of the Business Combination. To the extent that the deemed unit price of such vested Incentive Unit was equal to or in excess of the fair market value of a Class A Unit of 313 (the “Class A Units”) as of the time of such redemptions, such vested Incentive Unit was redeemed for $0.00.
Unvested Incentive Units, other than those held by Holdback Executives, were redeemed by 313 Acquisition for a number of shares of restricted stock in Legacy Vivint Smart Home (“Restricted Stock”), if any, subject to the same vesting terms and conditions as the corresponding Incentive Units with an equivalent value as the Incentive Units so redeemed, if any, assuming a hypothetical liquidation of 313, in a manner determined by the 313 Board. Such shares of Restricted Stock were subject to the same vesting terms and conditions as the corresponding unvested Incentive Units; provided, that Restricted Stock (other than those held by non-employee directors or their affiliates) subject to vesting upon receipt by the Blackstone Group Inc. and its affiliates (“Blackstone”) of cash proceeds in respect of its Class A Units equal to 2.0x its cumulative invested capital in respect of its Class A Units (the “2.0x vesting condition”) would instead vest, subject to the holder’s continued employment on the applicable vesting date (or event) in equal annual installments on the first four anniversaries of the closing date of the Business Combination, or if earlier, in full upon either (i) a change of control (as defined in the applicable Company Group Stock Plan (as defined in the Merger Agreement)) or (ii) satisfaction of the 2.0x vesting condition (the “2.0x Modification”). To the extent that the deemed unit price of such vested Incentive Unit was equal to or in excess of the fair market value of a Class A Unit as of the time of such redemptions, such unvested Incentive Unit was redeemed for $0.00.
As of the effective time of the Business Combination, each share of Restricted Stock was automatically, without any action on the part of the holder thereof, cancelled and converted into a number of shares of our Class A Common Stock equal to the exchange ratio, the aggregate rounded to the nearest whole share of our Class A common stock (after such conversion, “Rollover Restricted Stock”), which shares of Class A Common Stock were subject to the same vesting terms and conditions as Restricted Stock from which such shares of Class A Common Stock were converted.
Incentive units held by the Holdback Executives were converted and reclassified into a number of vested and unvested tracking units of 313 (“Tracking Units”), subject to the same vesting terms and conditions and with an equivalent value as the corresponding Incentive Units.
In February 2020 the board of directors approved a modification to the vesting conditions applicable to the Rollover Restricted Stock, Rollover SARs and Rollover LTIP Awards (each as defined below and collectively the “Rollover Equity Awards”) (in each case, excluding with respect to awards held by non-employee directors and their affiliates and Holdback Executives) so that all unvested Rollover Equity Awards became fully vested (to the extent not already vested) on January 17, 2021, subject to continued employment or services, as applicable, (the “2020 modification”). In November 2020, the 2.0x vesting condition was satisfied, and, as a result, the Rollover Restricted Shares which were issued in respect of Incentive Units that were subject to the 2.0x vesting condition vested.
Rollover Restricted Stock
Compensation expense associated with unvested Rollover Restricted Stock is recognized on a straight-line basis over the remaining vesting period. At December 31, 2020, there was approximately $0.1 million of unrecognized compensation expense related to Rollover Restricted Stock, which is expected to be recognized over a weighted-average period of 0.1 years.
A summary of the Rollover Restricted Stock activity for the year ended December 31, 2020 is presented below:

	Rollover Restricted Stock	Weighted Average Grant-Date Fair Value per share
Unvested Restricted Stock issued under the Business Combination	890,746	$7.52
Vested	(532,272)	7.89
Forfeited	(152,078)	6.67
Unvested at December 31, 2020	206,396	7.22
Tracking Units
As part of the Business Combination, 12,058,077 of unvested Company Tracking Units were issued to Holdback Executives with a total grant-date fair value of $17.5 million . As part of the March 2020 restructuring, one of the Holdback Executives had accelerated vesting of all of his then unvested 6,309,459 of Company Tracking Units, pursuant to his separation agreement (subject to forfeiture in the event that certain terms of the separation agreement were breached)and resulted in $8.5 million included in restructuring expense (see Note 11 Restructuring and Asset Impairment Charges). Additionally, 3,505,255 Company Tracking Units vested as a result of the achievement of the 2.0x vesting condition. In 2020, 560,841 Company Tracking Units vested that were subject to time-based vesting. At December 31, 2020, 1,682,522 Company Tracking Units were unvested, and there was $1.6 million of unrecognized compensation expense of which is expected to be recognized over a weighted-average period of 2.4 years, and are subject to ratable time-based vesting over a five-year period from June 2018.
The fair value of stock-based awards underlying the Rollover Restricted Stock and Tracking Units were measured at the original grant dates and is recognized as expense over the employee’s requisite service period. The grant date fair value for those granted and modified prior to 2020, were primarily determined using a Monte Carlo simulation valuation approach with the following assumptions: expected volatility varies from 55% to 125%; expected exercise term between 3.96 and 6.00 years; and risk-free rates between 0.61% and 2.61%. The portion of the awards that were modified as part of the Business Combination were measured based on the valuation set forth in the Business Combination.
Rollover SARs
Prior to the Business Combination, the Company’s subsidiary, Vivint Group, Inc. (“Vivint Group”), awarded Stock Appreciation Rights (“SARs”) to various levels of key employees and board members, pursuant to an omnibus incentive plan adopted by Vivint Group (the “Vivint Group Plan”). The purpose of the SARs was to attract and retain personnel and provide an opportunity to acquire an equity interest of Vivint Group and/or its direct or indirect parents. In connection with the Business Combination, each SAR, to the extent then outstanding and unexercised, was automatically cancelled and converted into a SAR of Vivint Smart Home (“Rollover SAR”) with respect to a number of shares of Vivint Smart Home Class A common stock equal to the product of (x) the number of shares of Vivint Group common stock subject to such Company Group SAR as of immediately prior to the effective time of the Business Combination, multiplied by 0.0864152412 (the “VGI Exchange Ratio”), rounded down to the nearest whole number of shares of our Class A common stock, with a strike price per share of Vivint Smart Home Class A common stock equal to the quotient obtained by dividing (i) the per share strike price of such SAR as of immediately prior to the effective time of the Business Combination by (ii) the VGI Exchange Ratio, rounded up to the nearest whole cent. As part of the Business Combination, the vesting terms for the Rollover SARs were modified in accordance with the 2.0x modification. In February 2020 the board of directors approved the 2020 modification with respect to all unvested SARs. In November 2020, the 2.0x vesting condition was satisfied, and, as a result, the unvested SARs which were subject to the 2.0x vesting condition as of immediately prior to the Business Combination vested. The Company has settled, and expects to settle, Rollover SARs through the issuance of shares of Vivint Smart Home Class A common stock.
The unrecognized compensation expense of $0.2 million related to Rollover SARs will be recognized over a weighted-average period of 0.1 years.
The fair value of the Rollover SARs were measured at the original grant date and is recognized as expense over the employee’s requisite service period. The grant date fair value was primarily determined using a Black-Scholes option valuation model with the following assumptions: expected volatility varies from 55% to 125%, expected dividends of 0%; expected exercise term between 6.00 and 6.50 years; and risk-free rates between 0.61% and 2.61%. Due to the lack of historical exercise data, the Company used the simplified method in determining the estimated exercise term. The shares that were modified as part of the Business Combination were primarily determined using a Black-Scholes option valuation model with the following assumptions: expected volatility of 60%, expected exercise term of 6.25 years; and a risk-free rate of 1.7%, along with the valuation set forth in the Business Combination. The weighted average grant date per share of the modified awards were $6.02 per share.

A summary of the Rollover SARs activity for the years ended December 31, 2020 and 2019 is presented below:

	Rollover SARs	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2018	3,284,806	$16.90	8.07	$—
Granted	930,865	22.57
Forfeited	(482,593)	17.94
Exercised	(129,541)	10.30
Outstanding, December 31, 2019	3,603,537	18.17	7.86	0.9
Forfeited	(1,055,978)	18.03
Exercised	(73,548)	12.35
Outstanding, December 31, 2020	2,474,011	17.59	6.60	7.8
Unvested Rollover SARs expected to vest after December 31, 2020	873,233	19.04	7.14	1.5
Exercisable at December 31, 2020	1,600,778	$16.80	6.30	6.3

Rollover LTIPs
Prior to the Business Combination, Vivint Group established four incentive compensation pools with a number of hypothetical SARs with awards to certain employees entitling them to a portion of the proceeds of such hypothetical SARs on certain distribution dates (the “VGI LTIP Plans” and such awards the “VGI LTIP Awards”). In connection with the Business Combination, the Company assumed the VGI LTIP Plans, including any liabilities and obligations associated therewith and made adjustments such that awards under the VGI LTIP Plans would be settled in a number of shares of our Class A common stock with a fair market value equal to a number of hypothetical SARs with respect to (a) the number of shares of VGI common stock subject to the hypothetical SARs underlying such VGI LTIP Plan as of immediately prior to the effective time of the Business Combination, multiplied by (b) the VGI exchange ratio, rounded down to the nearest whole number of shares of our Class A common stock, with a strike price per share of our Class A common stock equal to the quotient obtained by dividing (x) the per share strike price of such hypothetical SARs as of immediately prior to the effective time of the Business Combination by (y) the VGI exchange ratio, rounded up to the nearest whole cent (such assumed and adjusted plans, the “Rollover LTIP Plans” and the awards thereunder the “Rollover LTIP Awards”) as if the consummation of the merger constituted an event similar to a “Public Offering” for purposes of the VGI LTIP Plans. Additionally, in connection with the Business Combination, the distribution schedule for shares under the Rollover LTIP Plans which were distributable in respect of hypothetical Rollover SARs which were subject to distribution based upon achievement of certain investment returns by Blackstone in respect of its cumulative invested capital in respect of the Class A Units as of immediately prior to the effective time of the Business Combination was modified such that such shares of our Class A common stock would be delivered to holders of Rollover LTIP Awards in three equal installments on each of the 24-, 36-, and 48-month anniversaries of the closing date of the Business Combination (or earlier upon a change in control or achievement of the applicable investment return by Blackstone). In February 2020, the board of directors approved the 2020 modification with respect to such shares, such that they would be distributed in January 2021, to the extent not then distributed. Each hypothetical Rollover SAR has a strike price of $7.22 per share. In July 2020, the Company made a distribution of shares of our Class A common stock pursuant to the Rollover LTIP Plans resulting in the issuance of 415,040 shares of our Class A common stock to holders of Rollover LTIP Awards. As a result of this distribution, the Company recorded compensation costs totaling $6.5 million, of which $5.7 million and $0.8 million was included in selling expenses and operating expenses, respectively. In November 2020, Blackstone achieved a 2.0x return on Blackstone’s cumulative invested capital in respect of the Class A Units, and as a result, the Company made a distribution of 997,671 shares of our Class A common stock to holders of Rollover LTIP Awards in respect of the hypothetical Rollover SARs which were subject to the 2.0x vesting condition as of immediately prior to the Business Combination. As a result of this distribution, the Company recorded compensation costs totaling $20.4 million, of which $17.9 million and $2.5 million was included in selling expenses and operating expenses, respectively. As of December 31, 2020 there are 2,316,869 hypothetical Rollover SARs underlying the Rollover LTIP Plans, which the Company expects to settle in the first quarter of 2021.
The fair value of the shares distributed pursuant to the Rollover LTIP Plans values are determined based on the stock price of the Company on the date shares are issued to holders of Rollover LTIP Awards, which was $15.62 per share for the July 2020 distribution and $20.40 per share for the November 2020 distribution.
Earnouts

During the year ended December 31, 2020, holders of Rollover Equity Awards became entitled to receive share of our Class A Common Stock as a result of the attainment of the First Earnout, Second Earnout and Third Earnout (see Note 6 Business Combination for further discussion). Such shares were issuable in respect to holders of Rollover Equity Awards, subject to the same vesting terms and conditions as the underlying Rollover Equity Awards. At December 31, 2020, there was approximately $0.5 million of unrecognized compensation expense related to earnouts granted, which is expected to be recognized over a weighted-average period of 0.2 years.
A summary of the earnout share activity for those that were subject to stock-based compensation expense under ASC 718, for the year ended December 31, 2020 is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Granted	2,112,431	$20.87
Vested	(1,544,037)	20.28
Forfeited	(155,578)	23.86
Unvested at December 31, 2020	412,816	21.98
Restricted Stock Units
During the year ended December 31, 2020, the Company approved grants under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (the “Plan”) of time-vesting restricted stock units (the “RSUs”) awards (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit) to various levels of key employees. The RSUs granted to employees are generally subject to a four-year vesting schedule, and 25% of the units will vest on each of the first four anniversaries of the applicable vesting reference date. Additionally, RSUs were granted to non-employee board members which are subject to a one year vesting schedule. All vesting shall be subject to the recipient’s continued employment with Vivint Smart Home, Inc. or its subsidiaries through the applicable vesting dates. No right to any common stock is earned or accrued until such time that vesting occurs, nor does the grant of the RSU award confer any right to continue vesting or employment. Compensation expense associated with the unvested restricted stock units is recognized on a straight-line basis over the vesting period. At December 31, 2020, there was approximately $150.1 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of the RSU awards, representing the estimated equity value per share of the Company at the grant date, is recognized as expense over the requisite service period. The grant-date fair values were determined based on the stock price of the Company at the time of board approval.
The following summarizes information about RSU transactions for the year ended December 31, 2020:

	Units	Weighted Average Grant-Date Fair Value per Unit
Granted	9,467,810	$22.77
Forfeited	(827,392)	22.86
Unvested at December 31, 2020	8,640,418	22.76
Performance Stock Units
During the year ended December 31, 2020, the Company approved grants under the Plan of performance-vesting restricted stock units (the “PSUs”) (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit).
The PSUs predominately vest based upon the Company’s achievement of specified performance goals through fiscal year end 2020 and the passage of time. If those specified performance goals are met, half of the associated PSUs eligible to vest will vest in the first quarter of 2021 and the other half will vest one year later, in each case, subject to continued employment on the applicable vesting date. Additionally, certain other PSUs were granted during 2020 subject to a four year vesting schedule, and 25% of those units will vest on each of the first four anniversaries of the grant date and upon the achievement of certain employee sales goals.
During the year ended December 31, 2020, the Company deemed the achievement of certain PSU vesting conditions as being probable, and thus began recognizing stock-based compensation over the service period. At December 31, 2020, there was approximately $41.9 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.0 year.
The following summarizes information about PSU transactions for the year ended December 31, 2020:

	Units	Weighted Average Grant-Date Fair Value per Unit
Granted	5,343,990	$22.63
Forfeited	(466,713)	22.21
Unvested at December 31, 2020	4,877,277	22.67

Stock-based compensation expense in connection with all stock-based awards for the years ended December 31, 2020, 2019 and 2018 is allocated as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Operating expenses	$77,229	$320	$129
Selling expenses	20,398	508	285
General and administrative expenses	101,883	3,413	2,091
Total stock-based compensation	$199,510	$4,241	$2,505

Equity
Class A Common Stock—The Company is authorized to issue 3,000,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2020, there were 202,756,582 shares of Class A common stock issued and outstanding.
Preferred stock—The Company is authorized to issue 300,000,000 preferred stock with a par value of $0.0001 per share. At December 31, 2020, there are no preferred stock issued or outstanding.
Warrants—As of December 31, 2020, 878,346 public warrants were outstanding. Each whole warrant will entitle the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants became exercisable 30 days after the completion of the Business Combination. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
As of December 31, 2020, 5,933,334 private placement warrants were outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
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
In December 2020, after meeting the above requirements for redemption, the Company delivered a notice of redemption to redeem all of its outstanding public warrants (“Public Warrants”) for cash, with a redemption date January 7, 2021 (the “Redemption Date”) for a redemption price of $0.01 per Public Warrant (the “Redemption Price”). Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement and still held by the initial holders thereof or their permitted transferees are not subject to this redemption. The Public Warrants may be exercised by the holders thereof until on the Redemption Date to purchase fully paid and non-assessable shares of Common Stock underlying such warrants, at the exercise price of $11.50 per share. Any Public Warrants that remain unexercised on the Redemption Date will be void and no longer exercisable, and the holders of those Public Warrants will be entitled to receive only the redemption price of $0.01 per warrant.
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
During the year ended December 31, 2020, 10,504,533 warrants were exercised for Class A common stock, for which the Company received $120.8 million of cash. As of December 31, 2020, 117,121 warrants were exercised for which the Company had not yet received payment for $1.3 million, and were recorded in additional paid in capital.

Capital Contribution
During each year end December 31, 2019 and 2018, 313 contributed $4.7 million to the Company as capital contributions. During the year ended December 31, 2019 the Company returned capital to 313 of $4.8 million.

14. Commitments and Contingencies
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
Legal
The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment claims. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In addition, from time to time the Company is subject to examinations, investigations and/or enforcement actions by federal and state licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). In January 2021, the Company entered into a settlement agreement with the DOJ that resolved this investigation. As part of this settlement, the Company paid $3.2 million to the United States. The Company also has received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). The Company is in discussions with the FTC about a possible resolution of its investigation. U.S. Customs and Border Protection is investigating the Company’s historical compliance with regulations relating to duties and tariffs in connection with its import of certain products from outside the United States. The Department of Justice is also investigating potential violations of the False Claims Act relating to similar issues. The Company is cooperating with these investigations. The Company also receives inquiries, including civil investigative demands (“CIDs”), from various State Attorneys General, typically from their respective consumer protection or consumer affairs divisions. In general, litigation and enforcements by regulatory agencies can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings and enforcement actions are difficult to predict and the costs incurred can be substantial. The Company believes the amounts accrued in its financial statements to cover these matters, as disclosed in the following paragraph, are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal and enforcement matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company regularly reviews outstanding legal claims, actions, and enforcement matters to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company had accruals for all such matters of approximately $26.2 million and $1.8 million as of December 31, 2020 and 2019, respectively. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.

15. Leases
The Company has operating leases for corporate offices, warehouse facilities, research and development and other operating facilities and other operating assets. Prior to its disposal in December 2020, the Company's operating leases also included a corporate aircraft. The Company has finance leases for vehicles, office equipment and other warehouse equipment. The leases have remaining terms of 1 year to 8 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
The components of lease expense were as follows (in thousands):

	Year ended December 31,
	2020	2019
Operating lease cost	$16,784	$16,323

Finance lease cost:
Amortization of right-of-use assets	$5,090	$5,533
Interest on lease liabilities	453	730
Total finance lease cost	$5,543	$6,263
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(17,635)	$(16,713)
Operating cash flows from finance leases	(453)	(730)
Financing cash flows from finance leases	(7,657)	(9,781)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,420	$3,423
Finance leases	1,228	8,728
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	Year ended December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets	$52,880	$65,320

Current operating lease liabilities	$12,135	$11,640
Operating lease liabilities	49,692	63,477
Total operating lease liabilities	$61,827	$75,117

Finance Leases
Property, plant and equipment, gross	$40,571	$47,175
Accumulated depreciation	(22,976)	(22,827)
Property, plant and equipment, net	$17,595	$24,348

Current finance lease liabilities	$3,356	$7,708
Finance lease liabilities	2,460	5,474
Total finance lease liabilities	$5,816	$13,182

Weighted Average Remaining Lease Term
Operating leases	5 years	6 years
Finance leases	1.6 years	1.7 years
Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	4%	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021	$16,341	$3,466
2022	14,338	2,400
2023	13,855	152
2024	13,492	20
2025	8,079	—
Thereafter	8,747	—
Total lease payments	74,852	6,038
Less imputed interest	(13,025)	(222)
Total	$61,827	$5,816

16. Related Party Transactions
Transactions with Vivint Solar
Vivint Solar, Inc. (“Solar”) has historically been considered a related party of the Company due to the Company and Solar being under the common control of 313. In October 2020 Solar was acquired by SunRun, Inc. in an all-stock transaction (“SunRun Acquisition”). Upon completion of the SunRun Acquisition, the Company and Solar were no longer under the common control of 313 and therefore the Company and Solar are no longer related parties.
The Company was a party to a number of agreements with Solar. In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company agreed to act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. Prior to the SunRun Acquisition, net expenses charged to Solar in connection with these agreements was $3.3 million, $9.2 million and $17.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. The balance due with these agreements was $2.2 million at December 31, 2019, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
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
Other Related-party Transactions
The Company incurred additional expenses during the years ended December 31, 2020, 2019 and 2018, of approximately $0.6 million, $2.5 million, $2.7 million, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, legal fees, and other services. These expenses were included in selling and general and administrative expenses in the accompanying consolidated statement of operations. Accrued expenses and other current liabilities at December 31, 2020 and 2019 included net payables associated with these related-party transactions of $0.1 million and $1.0 million, respectively.
On July 31, 2019, in an effort to deliver additional cost savings and cash-flow improvements, the Company completed a spin-off of Wireless, its wireless internet business. Associated with the spin-off, the Company and Wireless entered into a Transition Service Agreement (“TSA”) According to the TSA, Vivint performs specified services for Wireless, including human resources, information technology, and facilities. The Company invoices Wireless on a monthly basis for these agreed upon services. Additionally, Vivint cross charges Wireless for items not included in the TSA but that are paid for by Vivint on behalf of Wireless. Transactions associated with these services were $1.3 million for the year ended December 31, 2020. There were no balances due to or from Wireless as of December 31, 2020 and 2019.
Transactions with Blackstone
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Reorganization”). In connection with the Reorganization, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $8.1 million, $5.6 million and $4.1 million during the years ended December 31, 2020, 2019 and 2018, respectively and was included in general and administrative expense in the accompanying consolidated statement of operations. Accounts payable and accrued expenses and other current liabilities at December 31, 2020 included a liabilities of $8.1 million to BMP related to the monitoring fee.

Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the years ended December 31, 2020, 2019 and 2018 the Company incurred no costs associated with such services. Additionally, during the year ended December 31, 2019 the Company agreed to reimburse Blackstone for $1.8 million of certain other fees incurred by Blackstone for activities related to the Company and was included in general and administrative expenses in the accompanying consolidated statement of operations. In October 2020, Blackstone provided an updated amount of fees in the amount of $1.3 million. This amount was included in accrued expenses and other current liabilities as of December 31, 2020.
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
An affiliate of Blackstone participated as one of the arrangers in the in the original Term Loan in September 2018 and again in the Term Loan amendment and restatement in February 2020 and received approximately $1.5 million of total fees associated with these transactions.
As of December 31, 2020 and 2019, affiliates of Blackstone held $166.1 million and $103.6 million, respectively of outstanding aggregate principal of the Term Loan.
In February 2020, an affiliate of Fortress participated as a lender in the amended and restated Term Loan and received $0.9 million in lender fees. As of December 31, 2020, Fortress held $72.5 million, $19.9 million, $11.7 million and $173.7 million in the 2023 Notes, 2024 Notes, 2027 Notes and Term Loan, respectively.
In each of July 2019 and September 2018, 313 Acquisition LLC contributed $4.7 million to the Company as a capital contribution.
Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

17. Segment Reporting and Business Concentrations

For the years ended December 31, 2020, 2019 and 2018, the Company conducted business through one operating segment, Vivint and primarily operated in two geographic regions: United States and Canada. Revenues by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Year ended December 31, 2020	$1,193,805	$66,925	$1,260,730
Year ended December 31, 2019	$1,083,756	$72,225	$1,155,981
Year ended December 31, 2018	$977,877	$72,564	$1,050,441

18. Employee Benefit Plan
The Company offers eligible employees the opportunity to contribute a percentage of their earned income into company-sponsored 401(k) plans.
From January 1, 2018 through May 2, 2020, participants in the 401(k) plans were eligible for the Company's matching program. This matching program was suspended, effective May 2, 2020. Under this program, the Company matches an employee’s contributions to the 401(k) savings plan dollar-for-dollar up to 1% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 5% of such employee’s eligible earnings. The maximum match available under the 401(k) plan is 3.5% of the employee’s eligible earnings. For employees who have been employed by the Company for less than two years, matching contributions vest on the second anniversary of their date of hire. The Company's matching contributions to employees who have been employed by the Company for two years or more are fully vested.
Matching contributions that were made to the plans during the years ended December 31, 2020, 2019 and 2018 totaled $4.3 million and $6.5 million, and $6.0 million, respectively.

19. Basic and Diluted Net Loss Per Share
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
The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to common stockholders (in thousands)	$(484,240)	$(395,924)	$(472,635)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	179,071,278	94,805,201	94,527,648
Net loss attributable per share to common stockholders:
Basic and diluted	$(2.70)	$(4.18)	$(5.00)
The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of December 31,
	2020	2019	2018
Rollover SARs	2,474,011	3,603,537	3,284,806
Rollover LTIPs	2,316,869	4,633,738	4,633,738
Rollover RSUs	51,929	51,929	31,360
RSUs	8,640,418	—	—
PSUs	4,877,277	—	—
Public warrants	878,346	—	—
Private placement warrants	5,933,334	—	—
Earnout shares reserved for future issuance	1,260,281	—	—

See Note 6 for additional information regarding the earnout shares and see Note 13 for additional information regarding the terms of the Rollover SARs, Rollover LTIPs, RSUs, PSUs, earnout shares and public and private placement warrants.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).
Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting which is included in Part II. Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics
We have adopted Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at under Investor Relations: Corporate Governance: Governance Documents. Our Code of Business Conduct and Ethics is a “code of ethics”, as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.
The remaining information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the Company’s fiscal year on December 31, 2020 (the “Proxy Statement”).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from the Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules
1.Financial Statements:
Included in Part II, Item 8 of this Report.
2.Financial Statement Schedules:
All other financial schedules are omitted because they are not applicable or not required, or because the information is included herein in Part II. Item 8 in our consolidated financial statements or the notes related thereto.
(b) Exhibits

EXHIBIT INDEX
Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of September 15, 2019, by and among the Company, Maiden Merger Sub, Inc. and Legacy Vivint Smart Home, Inc. (incorporated by reference to Exhibit 2.1 of Mosaic’s Form 8-K (File No. 001-38246), filed with the SEC on September 16, 2019).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated December 18, 2019, by and among the Company, Maiden Merger Sub, Inc. and Legacy Vivint Smart Home, Inc. (incorporated by reference to Exhibit 2.1 of Mosaic’s Form 8-K (File No. 001-38246), filed with the SEC on December 19, 2019).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-38246), filed with the SEC on January 24, 2020).

3.2
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-38246), filed with the SEC on January 24, 2020).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K (File No. 001-38246), filed with the SEC on January 24, 2020).

4.1
Indenture, dated as of May 26, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 26, 2016 (File Number: 333-191132-02))

4.2
First Supplemental Indenture, dated as of August 17, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on August 17, 2016 (File Number: 333-191132-02))

4.3
Second Supplemental Indenture, dated as of February 1, 2017, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on February 1, 2017 (File Number: 333-191132-01))

4.4
Indenture, dated as of August 10, 2017, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to the Company's 7.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on From 8-K of APX Group Holdings, Inc. filed on August 10, 2017 (File Number: 333-191132-02))

4.5
Indenture, dated as of May 10, 2019, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 10, 2019 (File Number: 333-191132-02)).

4.6
Indenture, dated as of February 14, 2020, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association as trustee and collateral agent relating to APX Group, Inc.’s 6.75% Senior Secured Notes due 2027 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 19, 2020 (File Number 001-38246))

4.7	Form of Note relating to APX Group, Inc.’s 6.75% Senior Secured Notes due 2027 (included in Exhibit 4.6 above)

4.8
Third Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc. and Wilmington Trust, National Association, as trustee relating to APX Group, Inc.’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.3 the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File Number 001-38246))

4.9
First Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc. and Wilmington Trust, National Association, as trustee relating to APX Group, Inc.’s 7.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File Number 001-38246))

4.1
First Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc., the indirect parent company of APX Group, Inc., and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 8.50% Senior Secured Notes due 2024 (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File Number 001-38246))

4.11
First Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc., the indirect parent company of APX Group, Inc., and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 6.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File Number 001-38246))

4.12
Registration Rights Agreement, dated as of May 10, 2019, by and among APX Group, Inc., the guarantors listed on Schedule I thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 10, 2019 (File Number: 333-191132-02)).

4.13*	Description of the Securities of Vivint Smart Home, Inc.

4.14	Specimen Warrant Certificate of Mosaic (incorporated by reference to Exhibit 4.3 of Mosaic’s Form S-1 (File No. 001-38246), filed with the SEC on September 27, 2017).

4.15*	Specimen Class A Common Stock Certificate

4.16
Warrant Agreement, dated as of September 26, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K filed on October 24, 2017).

4.17
Form of Indenture between the Company and the trustee. (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 of Vivint Smart Home, Inc. filed on February 2, 2021 (File Number: 333-252648)).

10.1
Fourth Amended and Restated Credit Agreement, dated as of February 14, 2020, among APX Group, Inc., Vivint Smart Home, Inc., the other guarantors party thereto, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, L/C issuer and swing line lender (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Vivint Smart Home, Inc. filed on February 19, 2020 (File Number 333-191132-02)).

10.2
Security Agreement, dated as of November 16, 2012, among the grantors named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.3
Security Agreement, dated as of November 16, 2012, among the grantors named therein and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.4
Intercreditor Agreement and Collateral Agency Agreement, dated as of November 16, 2012, among 313 Group Inc., the other grantors named therein, Bank of America, N.A., as Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each Additional Collateral Agent from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.5
Security Agreement, dated as of September 6, 2018, among the grantors identified therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.6
Collateral Agent Joinder Agreement No. 1, dated as of September 6, 2018 to the Intercreditor and Collateral Agency Agreement dated as of November 16, 2012, among APX Group, Inc., the grantors party thereto, Bank of America, N.A. as the Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each additional collateral agent from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.7
Transaction Agreement, dated September 16, 2012, by and among 313 Acquisition LLC, 313 Group, Inc., 313 Solar, Inc., 313 Technologies, Inc., APX Group, Inc., V Solar Holdings, Inc. and 2GIG Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.8†
Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.9†
Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.10†
Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.11†
Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.12†
Form of Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.13†
Form of Management Subscription Agreement (Co-Investment Units) (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein (File Number: 333-191132-02))

10.14†
Amended and Restated 313 Acquisition LLC Unit Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on September 23, 2016 (File Number: 333-191132-02))

10.15†
Form of Letter Amendment, dated March 8, 2016, to Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015 (File Number 333-191132-02))

10.16†
Form of Retention Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.17†
Form of Restricted Stock Unit Award Agreement under the Vivint Group, Inc. Amended and Restated 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018 (File Number 333-191132-02))

10.18
Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (Portions of this exhibit have been omitted pursuant to confidential treatment order) (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2017 (File Number 333-191132-02))

10.19†*	Incentive Compensation Plan originally adopted on March 4, 2019 and assumed by Vivint Smart Home, Inc. on February 29, 2020

10.20
Registration Rights Agreement, dated September 15, 2019, between the Company, Legacy Vivint Smart Home and the holders party thereto (incorporated by reference to Exhibit 10.19 of the Company’s Form S-4 (File No. 333-233911), filed with the SEC on September 24, 2019).

10.21
Stockholders Agreement, dated as of September 15, 2019, among the Company, Legacy Vivint Smart Home and the other parties thereto (incorporated by reference to Exhibit 10.20 of the Company’s Form S-4 (File No. 333-233911), filed with the SEC on September 24, 2019).

10.22
Subscription Agreement, by and among the Company, Legacy Vivint Smart Home and Fayerweather Fund Eiger, L.P., dated December 18, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-38246), filed with the SEC on December 19, 2019).

10.23†
Amended and Restated Support and Services Agreement, among Mosaic, APX, Blackstone Management Partners L.L.C., Blackstone Capital Partners VI L.P. and 313 Acquisition, dated September 15, 2019 and effective as of January 17, 2020 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (File Number 333-233911) filed with the SEC on September 24, 2019)

10.24†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K/A filed on January 27, 2020 (File Number 001-38246))

10.25†
Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment on Form S-8 to Registration Statement on Form S-4 filed on March 24, 2020 (File Number 333-233911))

10.26†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File Number 001-38246))

10.27†
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File Number 001-38246))

10.28†
Employment Agreement, dated March 2, 2020, between Vivint Smart Home, Inc., APX Group, Inc., and Todd Pedersen (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4/A of APX Group Holdings, Inc. filed on March 23, 2020 (File Number 333-232103))

10.29†
Employment Agreement, dated March 2, 2020, between Vivint Smart Home, Inc. and Dale R. Gerard (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-4/A of APX Group Holdings, Inc. filed on March 23, 2020 (File Number 333-232103))

10.30†
Employment Agreement, dated March 2, 2020, between Vivint Smart Home, Inc., APX Group, Inc., and Todd M. Santiago (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4/A of APX Group Holdings, Inc. filed on March 23, 2020 (File Number 333-232103))

10.31†
Separation Agreement, dated March 2, 2020, between Vivint Smart Home, Inc., ADDD Trust, 313 Acquisition LLC, and Alex J. Dunn (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4/A of APX Group Holdings, Inc. filed on March 23, 2020 (File Number 333-232103))

10.32†
Separation Agreement, dated March 13, 2020, between Vivint Smart Home, Inc. and Matthew J. Eyring (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4/A of APX Group Holdings, Inc. filed on March 23, 2020 (File Number 333-232103))

10.33†*	Employment agreement dated March 2, 2020, between Vivint Smart Home, Inc., APX Group, Inc. and Shawn J. Lindquist

10.34†*	Employment agreement dated March 2, 2020, between Vivint Smart Home, Inc., APX Group, Inc. and JT Hwang

10.35†
First Amendment to Stockholders Agreement, dated as of April 24, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2020 (File Number 001-38246))

10.36†
Form of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File Number 001-38246))

21.1*	Subsidiaries of Vivint Smart Home, Inc.

22.1*	Issuers of Securities Guaranteed by the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page to the Form 10-K)

31.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2*	Certification of the Registrant’s Chief Financial Officer, Dale Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Registrant’s Chief Financial Officer, Dale Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following materials are formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (A)

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).

*	Filed herewith.

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
(A)Pursuant to Rule 406T of Regulation S-T, the Interactive Data files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16.FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVINT SMART HOME, INC.

By:	/s/ DALE R. GERARD
Dale R. Gerard
Chief Financial Officer

Date: February 26, 2021

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd R. Pedersen and Dale R. Gerard, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 26, 2021.

Name	Title

/s/ Todd R. Pedersen	Chief Executive Officer and Director
TODD R. PEDERSEN	(Principal Executive Officer and Director)

/s/ Dale R. Gerard	Chief Financial Officer
DALE R. GERARD	(Principal Financial Officer)

/s/ Patrick E. Kelliher	Chief Accounting Officer
PATRICK E. KELLIHER	(Principal Accounting Officer)

/s/ David F. D’Alessandro	Director
DAVID F. D’ALESSANDRO

/s/ Paul S. Galant	Director
PAUL S. GALANT

/s/ Bruce McEvoy	Director
BRUCE MCEVOY

/s/ Jay D. Pauley	Director
JAY D. PAULEY

/s/ Joseph S. Tibbetts, Jr.	Director
JOSEPH S. TIBBETTS, JR.

/s/ Peter F. Wallace	Director
PETER F. WALLACE