Form 10-K/A
period 2020-12-31
Vivint Smart Home, Inc.
filed 2021-05-12
CIK 1713952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of Vivint Smart Home, Inc. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (the “Original Filing”). On May 7, 2021, the Company filed a Current Report on Form 8-K with the SEC disclosing the determination by the audit committee of the board of directors, based on the recommendation of and after consultation with management, that, as a result of the re-evaluation described below, the Company will restate previously issued audited consolidated financial statements and related disclosures as of and for the year ended December 31, 2020, along with the relevant unaudited interim financial information for each of the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020 (“Affected Periods”). Refer to Note 2, Restatement of Financial Statements, of Notes to Consolidated Financial Statements of this Amendment No. 1 to the Annual Report on Form 10-K for additional information.
On April 12, 2021, the staff of the SEC released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement highlighted potential accounting implications of certain terms that are common in warrants issued in connection with initial public offerings of SPACs. The SEC Staff Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period.
After considering the SEC Staff Statement, the Company re-evaluated its historical accounting for its warrants and determined the need to change the accounting treatment of the private placement warrants and the public warrants issued in connection with the initial public offering of Mosaic Acquisition Corp (“Mosaic”) and recorded in the Company’s consolidated financial statements as a result of the Company’s merger with Vivint Smart Home, Inc., and the reverse recapitalization that occurred on January 17, 2020. The Company’s warrants were previously classified as equity. Based on management’s evaluation, the audit committee of the board of directors, in consultation with management, determined that the Company’s warrants should have been classified as liabilities measured at fair value on the closing date of the merger with Mosaic, with subsequent changes in fair value reported in the Company's consolidated statements of operations each reporting period.
The Company is filing this Amendment No. 1 to amend and restate the previously issued financial statements to correct the misapplication of the accounting for warrants, as well as certain other previously identified adjustments that were not previously deemed material to the Affected Periods. A summary of the accounting impact of these adjustments to the Affected Periods is provided in Note 2, Restatement of Financial Statements, of Notes to Consolidated Financial Statements of this Amendment No. 1 to the Annual Report on Form 10-K.
This Amendment No. 1 to the Annual Report on Form 10-K also amends and restates the Company’s Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other disclosures made in the
Original Filing as appropriate to reflect the restatement and revision of the relevant periods. The items amended in the Original Filing are listed under “Items Amended by this Filing” below. Other than the “Items Amended by this Filing,” disclosures in the Original Form 10-K remain unchanged. However, for the convenience of the reader, this Amendment No. 1 to the Annual Report on Form 10-K restates in its entirety, as amended, the Company’s Original Filing. The Company has not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K speaks only as of the date the Original Filing was filed and does not reflect events occurring after the filing of the Original Filing other than as described herein and no attempt has been made in this Amendment No. 1 to the Annual Report on Form 10-K to modify or update other disclosures as presented in the Original Filing, except as specifically referenced herein. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Filing.
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No.1 to the Annual Report on Form 10-K (Exhibits 31.3, 31.4, 32.3 and 32.4) and the independent registered public accounting firm, Ernst & Young LLP, has provided a new consent (Exhibit 23.2).
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting. Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 and its disclosure controls and procedures were not effective for each of the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 due to a material weakness in internal control over financial reporting related to our accounting for warrants. See additional discussion included in Part II, Item 9A of this Amendment No. 1 to the Annual Report on Form 10-K.
Items Amended in this Form 10-K/A
This Amendment No.1 to the Annual Report on Form 10-K presents the Original Filing, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:
Part I, Item 1A. Risk Factors
Part II, Item 6. Selected Financial Data
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A. Controls and Procedures
Part IV, Item 15, Exhibits and Financial Statement Schedules
In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No.1 to the Annual Report on Form 10-K (Exhibits 31.3, 31.4, 32.3 and 32.4) and the independent registered public accounting firm, Ernst & Young LLP, has provided a new consent (Exhibit 23.2).
Except as described above, this Amendment No.1 to the Annual Report on Form 10-K does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No.1 to the Annual Report on Form 10-K speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No.1 to the Annual Report on Form 10-K should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment No.1 to the Annual Report on Form 10-K includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

Factors that could cause actual results to differ from those implied by the forward-looking statements in this Amendment No.1 to the Annual Report on Form 10-K are more fully described in the “Risk Factors” section of this Amendment No.1 to the Annual Report on Form 10-K. The risks described in the “Risk Factors” are not exhaustive. Other sections of this Amendment No.1 to the Annual Report on Form 10-K describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Amendment No.1 to the Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Market, ranking and industry data used throughout this Amendment No.1 to the Annual Report on Form 10-K, including statements regarding subscriber acquisition costs, attrition and subscriber additions, is based on the good faith estimates of the Company’s management, which in turn are based upon the review of internal surveys, independent industry surveys and publications and other third party research and publicly available information. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While the Company is not aware of any misstatements regarding the industry data presented herein, its estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Amendment No.1 to the Annual Report on Form 10-K.
Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in this Amendment No.1 to the Annual Report on Form 10-K.
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
•    We have had to restate our previously issued consolidated financial statements and as part of that process have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and adversely affect our business and operating results and the price of our Class A common stock;
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
BASIS OF PRESENTATION

As used in this Amendment No.1 to the Annual Report on Form 10-K, unless otherwise noted or the context otherwise requires:

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

Unless specified otherwise, amounts in this Amendment No.1 to the Annual Report on Form 10-K are presented in United States (“U.S.”) dollars. Defined terms in the financial statements have the meanings ascribed to them in the financial statements.
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

ITEM 1A.RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this Amendment No.1 to the Annual Report on Form 10-K. The risks and uncertainties described below are not the only risks facing us. Additional risks and uncertainties that we are unaware of, or those we currently deem immaterial, also may become important factors that affect us. The following risks could materially and adversely affect our business, financial condition, cash flows or results of operations.
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
We have recorded consolidated net losses of $595.2 million, $395.9 million, and $472.6 million in the years ended December 31, 2020 2019 and 2018, respectively. We may likely continue to record net losses in future periods.
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
Our warrants are accounted for as a liability and changes in the fair value of the warrants may have an adverse effect on the Company’s financial results and the market price for our Class A common stock.
On April 12, 2021, the staff of the SEC released the SEC Staff Statement informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, which were classified as equity, and determined to reclassify the warrants as a liability measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we expect to recognize non-cash gains or losses on the warrants each reporting period, and the amount of such gains or losses could be material, which may cause our consolidated financial statements and results of operations to fluctuate quarterly and may have an adverse impact on the market price of our Class A common stock.
We have had to restate our previously issued consolidated financial statements and as part of that process have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and adversely affect our business and operating results and the market price for our Class A common stock.
On May 6, 2021, after consultation with Ernst & Young LLP, our the Audit Committee of our Board of Directors and management concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued consolidated financial statements and related disclosures as of and for the year ended December 31, 2020, along with the relevant unaudited interim financial information for each of the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020. As part of the restatement process, we have identified a material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have developed and are implementing a remediation plan to address the material weakness related to the accounting for warrants, as described in Part II, Item 9A. Controls and Procedures. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.
As part of the restatement, we identified material weaknesses in our internal controls over financial reporting. As a result of such material weakness, the restatement, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 1 to the Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
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

ITEM 3.LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Legal” in Note 15, Commitments and Contingencies, of the notes to our consolidated financial statements contained in this report, and such information is incorporated by reference into this Item 3.

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

ITEM 6.SELECTED FINANCIAL DATA

The following selected historical consolidated financial information and other data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes thereto contained elsewhere in this Amendment No.1 to the Annual Report on Form 10-K.
The selected historical consolidated financial information and other data presented below for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included in this Amendment No.1 to the Annual Report on Form 10-K. The selected historical consolidated financial information and other data presented below for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements which are not included in this Amendment No.1 to the Annual Report on Form 10-K.

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017 (1)	December 31, 2016 (1)
	(in thousands)
Statement of Operations Data (for the year ended):
Total revenue	$1,260,566	$1,155,981	$1,050,441	$881,983	$757,907
Total costs and expenses	1,512,737	1,298,266	1,297,221	1,037,476	829,009
Loss from operations	(252,171)	(142,285)	(246,780)	(155,493)	(71,102)
Other expenses:
Interest expense	(221,175)	(260,014)	(245,214)	(225,772)	(197,965)
Interest income	708	23	425	130	432
Change in fair value of warrant liabilities	(109,250)	—	—	—	—
Other (expenses) income	(10,473)	7,665	17,323	(27,986)	(7,255)
Loss from operations before income taxes	(592,361)	(394,611)	(474,246)	(409,121)	(275,890)
Income tax expense (benefit)	2,837	1,313	(1,611)	1,078	67
Net loss	$(595,198)	$(395,924)	$(472,635)	$(410,199)	$(275,957)
Basic and diluted net loss per share	$(3.32)	$(4.18)	$(5.00)	$(4.34)	$(3.05)
Balance Sheet Data:
Cash	$313,799	$4,549	$12,773	$3,872	$43,520
Working capital deficit	(326,924)	(862,515)	(340,478)	(161,255)	(80,170)
Adjusted working capital deficit (excluding cash, operating and finance lease obligation)	(625,232)	(847,716)	(345,508)	(154,513)	(113,893)
Total assets	2,876,618	2,604,408	2,524,491	2,872,206	2,547,662
Total debt	2,825,600	3,281,713	3,045,195	2,820,297	2,486,700
Total stockholders’ deficit	(1,573,223)	(1,787,358)	(1,397,041)	(652,375)	(245,182)

(1)Does not include the impact of adopting Topic 606. See Note 4 "Revenue and Capitalized Contract Costs" in the accompanying notes to consolidated financial statements for additional information related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and notes thereto contained in this Amendment No.1 to the Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Amendment No.1 to the Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
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
•Net Loss — In 2020 and 2019 we had a net loss of $595.2 million and $395.9 million, respectively.1
•Adjusted EBITDA — In 2020 and 2019, we generated Adjusted EBITDA of approximately $588.6 million and $421.4 million, respectively, representing a year-over-year increase of over 40%.1
1 See the section titled “Key Performance Measures—Adjusted EBITDA” for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

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
We seek to increase our average monthly revenue per user, or AMRU, by continually innovating and offering new smart home solutions that further leverage the investments made to date in our existing platform and sales channels. Since 2010, we have successfully expanded our smart home platform, which has allowed us to generate higher AMRU and in turn realize higher smart home device revenue from new subscribers for these additional offerings. For example, the introduction of our proprietary Vivint Smart Hub, Vivint SkyControl Panel, Vivint Glance Display, Vivint Doorbell Camera Pro, Vivint Indoor Camera, Vivint Outdoor Camera Pro, Vivint Smart Thermostat, Vivint Smart Sensor and Vivint Motion Sensor has expanded our smart home platform. Due to the high rate of adoption of additional smart home devices and tech-enabled services, our AMRU has increased from $56.14 in 2013 to $64.75 for the year ended December 31, 2020, an increase of 15%. We believe that continuing to grow our AMRU will improve our operating results and operating cash flows over time. Our ability to improve our operating results and cash flows, however, is subject to a number of risks and uncertainties as described in greater detail elsewhere in this filing and there can be no assurance that we will achieve such improvements. To the extent that we do not scale our business efficiently, we will continue to incur losses and require a significant amount of cash to fund our operations, which in turn could have a material adverse effect on our business, cash flows, operating results and financial condition.
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
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, deferred revenue, capitalized contract costs, derivatives, retail installment contract receivables, allowance for doubtful accounts, loss contingencies, valuation of intangible assets, impairment of long-lived assets, fair value and income taxes have the greatest potential impact on our consolidated financial statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 3 to the accompanying audited consolidated financial statements.
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
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is assessed as part of this evaluation.
We have both public and private placement warrants to purchase common stock outstanding that we account for as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are re-measured at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.
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
Recent Accounting Pronouncements

See Note 3 to our accompanying audited Consolidated Financial Statements.

Basis of Presentation
We conduct business through one operating segment, Vivint, and primarily operate in two geographic regions: The United States and Canada. See Note 18 in the accompanying consolidated financial statements for more information about our geographic segments.

Results of operations

	Year ended December 31,
	2020	2019	2018
	(in thousands)
	(Restated)
Total revenues	$1,260,566	$1,155,981	$1,050,441
Total costs and expenses	1,512,737	1,298,266	1,297,221
Loss from operations	(252,171)	(142,285)	(246,780)
Other expenses	340,190	252,326	227,466
Loss before taxes	(592,361)	(394,611)	(474,246)
Income tax expense (benefit)	2,837	1,313	(1,611)
Net loss	$(595,198)	$(395,924)	$(472,635)

Key performance measures

	Year ended December 31,
	2020	2019	2018
Total Subscribers (in thousands)	1,695.5	1,552.5	1,444.8
Total MSR (in thousands)	$82,989	$79,858	$76,103
AMSRU	$48.95	$51.44	$52.67
Net subscriber acquisition costs per new subscriber	$139	$1,018	$1,189
Net service cost per subscriber	$10.50	$13.73	$16.27
Net service margin	79%	74%	69%
Average subscriber lifetime (months)	92	92	91

	Year ended December 31,
	2020	2019	2018
	(Restated)
Total MR (in thousands)	$105,047	$97,093	$87,537
AMRU	$64.75	$64.44	$63.11

Adjusted EBITDA

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in millions):

	Year ended December 31,
	2020	2019	2018
	(Restated)
Net loss	$(595.2)	$(395.9)	$(472.6)
Interest expense, net	220.5	260.0	245.2
Income tax expense (benefit), net	2.8	1.3	(1.6)
Depreciation	20.2	25.7	25.0
Amortization (1)	550.6	517.7	489.0
Stock-based compensation (2)	198.2	3.8	2.2
MDR fee (3)	27.6	16.5	8.7
Restructuring expenses (4)	20.9	—	—
Loss contingency (5)	23.2	—	—
Change in fair value of warrant derivative liabilities (6)	109.3	—	—
Other expense (income), net (7)	10.5	(7.7)	(17.7)
Adjusted EBITDA	$588.6	$421.4	$278.2
____________________

(1)Excludes loan amortization costs that are included in interest expense.
(2)Reflects non-cash compensation costs related to employee and director stock incentive plans.
(3)Costs related to financing fees incurred under the Vivint Flex Pay program.
(4)Employee severance and termination benefits expenses associated with restructuring plans.
(5)Reflects an increase to the loss contingency accrual relating to the regulatory matters described in Note 15 to the accompanying consolidated financial statements.
(6)Reflects the change in fair value of our derivative liability associated with our public warrants and private placement warrants.
(7)Primarily consists of changes in on our derivative instruments, foreign currency exchange and other gains and losses associated with financing and other transactions.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Revenues
The following table provides our revenue for the years ended December 31, 2020 and 2019:

	2020	2019	% Change
	(in thousands)
	(Restated)
Recurring and other revenue	$1,260,566	$1,155,981	9%
Recurring and other revenue increased $104.6 million, or 9% for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily a result of:
•$92.1 million increase resulting from the change in Total Subscribers of approximately 9.2%;
•$9.1 million adjustment to reduce recurring and other revenue during the year ended December 31, 2019 associated with a change in accounting estimate related to RIC receivables associated primarily with subscribers originated in 2017 and 2018 (see Note 5 in the accompanying consolidated financial statements);
•$4.7 million increase for sales from certain pilot programs; and
•$2.3 million increase from the change in AMRU
These were partially offset by decreases of:
•$2.8 million resulting from the spin-off of our wireless internet business in July 2019 (see Note 12 in the accompanying consolidated financial statements for further information on the Wireless spin-off); and
•$0.7 million negative affect from currency translation when computed on a constant foreign currency basis.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the years ended December 31, 2020 and 2019:

	2020	2019	% Change
	(in thousands)
	(Restated)
Operating expenses	$352,343	$369,285	(5)%
Selling expenses	302,287	193,359	56%
General and administrative	266,335	192,182	39%
Depreciation and amortization	570,831	543,440	5%
Restructuring and asset impairment charges	20,941	—	NM
Total costs and expenses	$1,512,737	$1,298,266	17%

Not Meaningful (“NM”)
 Operating expenses for the year ended December 31, 2020 decreased $16.9 million, or 5%, as compared to the year ended December 31, 2019. This decrease included a $19.9 million increase in stock-based compensation primarily associated with grants of equity awards in 2020 and vesting of rollover equity awards. Excluding stock-based compensation, operating expenses decreased by $36.8 million, or 10%, primarily due to decreases of:
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
Selling expenses, excluding capitalized contract costs, increased $108.9 million, or 56%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase included a $101.1 million increase in stock-based compensation primarily associated with grants of equity awards in 2020 and vesting of rollover equity awards. Excluding stock-based compensation, selling expenses increased by $7.8 million, or 4%, primarily due to increases of:
•$12.5 million increase in marketing costs associated with branding and lead generation costs;
•$3.6 million in information technology costs; and
•$2.2 million in personnel and related support costs.
These were partially offset by decreases of:
•$8.6 million in costs associated with our retail channel and other sales pilots; and
•$1.8 million in facility and housing costs.
General and administrative expenses increased $74.2 million, or 39%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase included a $73.0 million increase in stock-based compensation primarily associated with grants of equity awards in 2020 and vesting of rollover equity awards. Excluding stock-based compensation, general and administrative expenses increased by $1.2 million, or 1%, primarily due to increases of:
•$24.4 million in the loss contingency accrual recorded in the year ended December 31, 2020 relating primarily to regulatory matters described in Note 15 to the accompanying consolidated financial statements (it is possible that the final resolution of these matters will involve payments by us that exceed the amounts reserved); and
•$2.4 million in legal and finance contracted service costs.
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
Restructuring expenses for the year ended December 31, 2020 related to employee severance and termination benefits expenses (See Note 12 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2020 and 2019:

	2020	2019	% Change
	(in thousands)
	(Restated)
Interest expense	$221,175	$260,014	(15)%
Interest income	(708)	(23)	NM
Change in fair value of warrant liabilities	109,250	—	NM
Other loss (income), net	10,473	(7,665)	NM
Total other expenses, net	$340,190	$252,326	35%
Interest expense decreased $38.8 million, or 15%, for the year ended December 31, 2020, as compared with the year ended December 31, 2019, due primarily to lower outstanding debt as a result of the use of proceeds from the Business Combination to pay down debt and the refinancing transaction that occurred in February 2020 (See Note 6 to the accompanying consolidated financial statements).
Change in fair value of warrant liabilities for the year ended December 31, 2020 represents the change in fair value of our public warrants and private placement warrants.
Other loss (income), net represented a loss of $10.5 million for the year ended December 31, 2020, as compared to income of $7.7 million for the year ended December 31, 2019. The other loss during the year ended December 31, 2020 was primarily due to:
•$12.7 million from losses on debt modification and extinguishment;
•$1.0 million loss on sales of assets primarily associated with the sale of the corporate jet; and
•$4.1 million gain on our CFP derivative instrument, which partially offset these losses.
The other income during the year ended December 31, 2019 was primarily due to:
•$5.1 million gain on our derivative instrument;
•$3.4 million foreign currency exchange gain; and
•$0.8 million of losses on debt modification and extinguishment, which partially offset these gains.
See Note 6 to our accompanying consolidated financial statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense (benefit) for the years ended December 31, 2020 and 2019:

	2020	2019	% Change
	(in thousands)
	(Restated)
Income tax expense	$2,837	$1,313	116%

Income tax expense was $2.8 million for the year ended December 31, 2020, as compared to $1.3 million for the year ended December 31, 2019. Our tax expense and benefit for the years ended December 31, 2020 and 2019, respectively, resulted primarily from the income in our Canadian subsidiary, U.S. minimum state taxes where use of a net operating loss carryover is currently limited or suspended, and the partial release of the domestic valuation allowance in 2019 associated with certain acquisitions.
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
These were partially offset by decreases of:
•$9.1 million adjustment to reduce recurring and other revenue during the year ended December 31, 2019 associated with a change in accounting estimate related to RIC receivables associated primarily with subscribers originated in 2017 and 2018 (see Note 5 in the accompanying consolidated financial statements);
•$4.1 million resulting from the spin-off of our wireless internet business in July 2019 (see Note 12 in the accompanying consolidated financial statements for further information on the Wireless spin-off); and
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
Restructuring expenses for the year ended December 31, 2018 related to employee severance and termination benefits expenses (See Note 12 to the accompanying Consolidated Financial Statements for further information).

Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2019 and 2018:

	2019	2018	% Change
	(in thousands)
Interest expense	$260,014	$245,214	6%
Interest income	(23)	(425)	NM
Other income, net	(7,665)	(17,323)	NM
Total other expenses, net	$252,326	$227,466	11%
Interest expense increased $14.8 million, or 6%, for the year ended December 31, 2019, as compared with the year ended December 31, 2018, due to a higher principal balance on our debt. See Note 5 to our accompanying Consolidated Financial Statements for further information on our long-term debt.
Other income, net represented $7.7 million for the year ended December 31, 2019, as compared to $17.3 million for the year ended December 31, 2018. The other income, net during the year ended December 31, 2019 was primarily due to:
•$5.1 million gain on our CFP derivative instrument,
•$3.4 million foreign currency exchange gain, and
•$0.8 million loss on debt modification and extinguishment.
The other income, net during the year ended December 31, 2018 was primarily due to:
•$50.4 million gain associated with the sale of our Spectrum intangible assets (see Note 10 to our accompanying Consolidated Financial Statements for further information),
•$14.6 million loss on debt modification and extinguishment,
•$12.6 million loss on our CFP derivative instrument, and
•$7.1 million of foreign currency exchange loss.

See Note 6 to our accompanying consolidated financial statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense for the years ended December 31, 2019 and 2018:

	2019	2018	% Change
	(in thousands)
Income tax expense	$1,313	$(1,611)	NM
Income tax expense was $1.3 million for the year ended December 31, 2019, as compared to an income tax benefit of $1.6 million for the year ended December 31, 2018. Our tax expense and benefit for the years ended December 31, 2019 and 2018, respectively, resulted primarily from the income and loss in our Canadian subsidiary, U.S. minimum state taxes, and the partial release of the domestic valuation allowance in 2019 associated with certain acquisitions.
Unaudited Quarterly Results of Operations
The following tables present our unaudited quarterly consolidated results of operations for the four quarters ended December 31, 2020 and 2019. This unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read these tables in conjunction with our audited consolidated financial statements and related notes located elsewhere in this Amendment No.1 to the Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future periods.

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Statement of operations data	(Restated)
Revenue	$332,423	$321,014	$303,897	$303,232
Loss from operations	(103,628)	(63,663)	(43,616)	(41,264)
Net loss	(184,589)	(108,729)	(156,784)	(145,096)
Net loss per common share - basic and diluted	$(0.93)	$(0.58)	$(0.88)	$(0.96)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Statement of operations data
Revenue	$307,835	$290,844	$281,053	$276,249
Loss from operations	(20,872)	(42,606)	(50,829)	(27,978)
Net loss	(88,466)	(102,406)	(115,896)	(89,156)
Net loss per common share - basic and diluted	$(0.93)	$(1.08)	$(1.22)	$(0.94)

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
For the year ended December 31, 2020, net cash provided by operating activities was $226.7 million. This cash provided was primarily from a net loss of $595.2 million, adjusted for:
•$773.0 million in non-cash amortization, depreciation, and stock-based compensation,
•a $109.3 million loss on warrant derivatives liabilities,
•a $23.8 million provision for doubtful accounts,
•a $2.6 million net loss on sale of disposal of assets, and

•a $12.7 million loss on early extinguishment of debt.
Cash used in operating activities also resulted from changes in operating assets and liabilities, including:
•$584.2 million increase in capitalized contract costs,
•$24.7 million increase in accounts receivable,
•$13.3 million decrease in right-of-use operating lease liabilities, and
•$2.3 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by:
•$296.1 million increase in deferred revenue due to the increased subscriber base and the increase of deferred revenues associated with Product sales under Vivint Flex Pay,
•$156.8 million increase in accrued expenses and other liabilities due primarily from increases in accrued interest on our long-term debt and accrued payroll related costs,
•$27.4 million decrease in other assets primarily due to decreases in notes receivables associated with RICs,
•$17.3 million decrease in inventories on hand, and
•$12.4 million decrease in right-of-use operating assets.
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

Year ended December 31, 2020
(in thousands)
(Restated)
Recurring and other revenues	$1,193,638
Intercompany revenues	24,000
Total revenues	1,217,638
Total costs and expenses	1,470,044
Loss from operations	(252,406)
Other expenses	340,628
Income tax expense	3,037
Net loss	$(596,071)

December 31, 2020
(in thousands)
(Restated)
Current assets	$425,165
Amounts due from Non-Guarantor Subsidiaries	251,853
Non-current assets:
Capitalized contract costs	1,270,678
Goodwill	810,130
Intangible assets, net	102,981
Other non-current assets	153,079
Total non-current assets	2,336,868

Current liabilities	752,343
Amounts due to Non-Guarantor Subsidiaries	199,381
Non-current liabilities	$3,667,402

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
The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

	Year ended December 31,
	2020	2019	2018
	(Restated)
Net loss	$(595,198)	$(395,924)	$(472,635)
Interest expense, net	220,467	259,991	244,789
Non-capitalized subscriber acquisition costs (1)	268,541	273,835	276,437
Amortization of capitalized subscriber acquisition costs	481,213	437,285	398,174
Depreciation and amortization (2)	89,618	106,155	115,908
Gain on sale of spectrum (3)	—	—	(50,389)
Other expense (income)	10,473	(7,665)	33,066
Non-cash compensation (4)	198,213	3,737	2,217
Restructuring and asset impairment charge (5)	20,941	—	4,683
Income tax expense (benefit)	2,837	1,313	(1,611)
Change in fair value of warrant derivative liabilities (6)	109,250	—	—
Other adjustments (7)	86,514	53,383	64,240
Adjustment for a change in accounting principle (Topic 606) (8)	(88,430)	(88,875)	(77,173)
Covenant Adjusted EBITDA	$804,439	$643,235	$537,706

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
(3)Gain on sale of spectrum intangible assets in 2018. (See Note 10 to the accompanying consolidated financial statements).
(4)Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.
(5)Restructuring employee severance and termination benefits expenses. (See Note 12 to the accompanying consolidated financial statements).
(6)Reflects the change in fair value of our derivative liability associated with our public warrants and private placement warrants.
(7)Other adjustments represent primarily the following items (in thousands):

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
(c)Reflects an increase to the loss contingency accrual relating to the regulatory matters (See Note 15 to the accompanying consolidated financial statements).

(d)Projected run-rate savings related to March 2020 and June 2018 reduction-in-force.
(e)Blackstone Management Partners L.L.C. monitoring fee (See Note 17 to the accompanying consolidated financial statements).
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

(8)The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Net loss	$70,612	$62,008	$66,613
Amortization of capitalized contract costs	(481,213)	(437,285)	(398,174)
Amortization of subscriber acquisition costs	320,260	284,574	251,971
Income tax expense	1,911	1,828	2,417
Topic 606 adjustments	$(88,430)	$(88,875)	$(77,173)

See Note 4 "Revenue and Capitalized Contract Costs" in the accompanying notes to the consolidated financial statements for additional information related to the impact of adopting this standard and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

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
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in the liability for credit losses depending on the credit quality of the customer, with our Company being responsible for between 5% to 100% of lost principal balances, depending on factors specified in the agreement with such provider. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations. As of December 31, 2020 and 2019, the fair value of this derivative liability was $227.9 million and $136.9 million, respectively. As we continue to use Vivint Flex Pay as our primary sales model, we expect our liability to third-party providers to continue to increase substantially and the rate of such increases may accelerate.
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021, except for the effect of the material weakness described in the second and third paragraphs of that report, as to which the date is May 11, 2021 expressed an adverse opinion thereon.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

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

Derivative Valuation
Description of the Matter
The Company’s derivative liability as of December 31, 2020 was $227.1 million. As disclosed in Note 3 and Note 11 of the consolidated financial statements, certain customers pay for products by obtaining financing from a third-party financing provider under the Company’s Consumer Financing Program. Under this program, the Company pays certain fees to the financing providers and shares in credit losses depending on the credit quality of the customer. The Company initially records a derivative liability at fair value related to these obligations as a reduction of deferred revenue, with subsequent changes in fair value recorded to other loss (income).

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

Salt Lake City, Utah
February 26, 2021, except for Note 2, as to which the date is May 11, 2021.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vivint Smart Home, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Vivint Smart Home, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Vivint Smart Home, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
In our report dated February 26, 2021, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to their review control over the accounting for complex financial instruments, and has further concluded that such deficiency represented a material weakness as of December 31, 2020. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2020. Accordingly, our present opinion on the effectiveness of December 31, 2020’s internal control over financial reporting as of December 31, 2020, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to their control to review the evaluation of the accounting for complex financial instruments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Vivint Smart Home, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated February 26, 2021, except for Note 2 as to which the date is May 11, 2021, which expressed an unqualified opinion on those financial statements.
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
/s/ Ernst & Young LLP

Salt Lake City, Utah
February 26, 2021, except for the effect of the material weakness described in the third paragraph above, as to which the date is May 11, 2021

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	December 31,
	2020	2019
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$313,799	$4,549
Accounts and notes receivable, net of allowance of $9,911 and $8,118	64,697	64,216
Inventories	47,299	64,622
Prepaid expenses and other current assets	14,338	18,063
Total current assets	440,133	151,450
Property, plant and equipment, net	52,379	61,088
Capitalized contract costs, net	1,318,498	1,215,249
Deferred financing costs, net	1,667	1,123
Intangible assets, net	111,474	177,811
Goodwill	837,077	836,540
Operating lease right-of-use assets	52,880	65,320
Long-term notes receivables and other assets, net	62,510	95,827
Total assets	$2,876,618	$2,604,408
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$85,656	$86,554
Accrued payroll and commissions	87,943	72,642
Accrued expenses and other current liabilities	247,324	139,389
Deferred revenue	321,143	234,612
Current portion of notes payable, net	9,500	461,420
Current portion of operating lease liabilities	12,135	11,640
Current portion of finance lease liabilities	3,356	7,708
Total current liabilities	767,057	1,013,965
Notes payable, net	2,372,235	2,471,659
Notes payable, net - related party	443,865	103,634
Revolving line of credit	—	245,000
Finance lease liabilities, net of current portion	2,460	5,474
Deferred revenue, net of current portion	615,598	405,786
Operating lease liabilities, net of current portion	49,692	63,477
Other long-term obligations	121,235	80,540
Warrant derivative liabilities	75,531	—
Deferred income tax liabilities	2,168	2,231
Total liabilities	4,449,841	4,391,766
Commitments and contingencies (See Note 15)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Class A Common stock, $0.0001 par value, 3,000,000,000 shares authorized; 202,216,341 and 94,937,597 shares issued and outstanding as of December 31, 2020 and 2019, respectively	20	9
Additional paid-in capital	1,548,786	740,121
Accumulated deficit	(3,095,220)	(2,500,022)
Accumulated other comprehensive loss	(26,809)	(27,466)
Total stockholders’ deficit	(1,573,223)	(1,787,358)
Total liabilities and stockholders’ deficit	$2,876,618	$2,604,408
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018
	(Restated)
Revenues:
Recurring and other revenue	$1,260,566	$1,155,981	$1,050,441
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	352,343	369,285	355,813
Selling expenses (exclusive of amortization of deferred commissions of $197,697, $181,265 and $165,797, respectively, which are included in depreciation and amortization shown separately below)	302,287	193,359	213,386
General and administrative expenses	266,335	192,182	209,257
Depreciation and amortization	570,831	543,440	514,082
Restructuring and asset impairment charges	20,941	—	4,683
Total costs and expenses	1,512,737	1,298,266	1,297,221
Loss from operations	(252,171)	(142,285)	(246,780)
Other expenses (income):
Interest expense	221,175	260,014	245,214
Interest income	(708)	(23)	(425)
Change in fair value of warrant liabilities	109,250	—	—
Other loss (income), net	10,473	(7,665)	(17,323)
Loss before income taxes	(592,361)	(394,611)	(474,246)
Income tax expense (benefit)	2,837	1,313	(1,611)
Net loss	$(595,198)	$(395,924)	$(472,635)
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.32)	$(4.18)	$(5.00)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	179,071,278	94,805,201	94,527,648
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2020	2019	2018
	(Restated)
Net loss	$(595,198)	$(395,924)	$(472,635)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	657	1,371	(2,216)
Total other comprehensive income (loss)	657	1,371	(2,216)
Comprehensive loss	$(594,541)	$(394,553)	$(474,851)
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance, December 31, 2017	94,467,813	$9	$728,852	$(1,353,935)	$(27,301)	$(652,375)
Net Loss	—	—	—	(472,635)	—	(472,635)
Foreign currency translation adjustment	—	—	—	—	(2,216)	(2,216)
Stock-based compensation	—	—	2,416	—	—	2,416
Issuance of common stock upon exercise or vesting of equity awards	2,646	—	—	—	—	—
ASU 2014-09 adoption	—	—	—	(276,931)	—	(276,931)
ASU 2016-01 adoption	—	—	—	(680)	680	—
Capital contribution	225,903	—	4,700	—	—	4,700
Balance, December 31, 2018	94,696,362	9	735,968	(2,104,181)	(28,837)	(1,397,041)
Net Loss	—	—	—	(395,924)	—	(395,924)
Foreign currency translation adjustment	—	—	—	—	1,371	1,371
Stock-based compensation	—	—	4,241	—	—	4,241
Issuance of common stock upon exercise or vesting of equity awards	41,818	—	—	—	—	—
Return of capital	—	—	(4,788)	—	—	(4,788)
ASU 2016-02 adoption	—	—	—	83	—	83
Capital contribution	199,417	—	4,700	—	—	4,700
Balance, December 31, 2019	94,937,597	9	740,121	(2,500,022)	(27,466)	(1,787,358)
Recapitalization transaction (restated)	59,793,021	6	422,113	—	—	422,119
Issuance of earnout shares	36,084,141	5	(5)	—	—	—
Tax withholdings related to net share settlement of equity awards	(468,773)	—	(9,313)	—	—	(9,313)
Forfeited shares	(188,972)	—	—	—	—	—
Warrants exercised (restated)	10,621,654	—	186,551	—	—	186,551
Issuance of common stock upon exercise or vesting of equity awards	1,437,673	—	—	—	—	—
Net Loss (restated)	—	—	—	(595,198)	—	(595,198)
Foreign currency translation adjustment	—	—	—	—	657	657
Stock-based compensation (restated)	—	—	198,213	—	—	198,213
Restructuring expenses	—	—	11,106	—	—	11,106
Balance, December 31, 2020 (restated)	202,216,341	$20	$1,548,786	$(3,095,220)	$(26,809)	$(1,573,223)
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2020	2019	2018
	(Restated)
Cash flows from operating activities:
Net loss from operations	$(595,198)	$(395,924)	$(472,635)
Adjustments to reconcile net loss to net cash used in operating activities of operations:
Amortization of capitalized contract costs	481,213	437,285	398,174
Amortization of customer relationships	65,908	74,538	84,174
Gain on fair value changes of equity securities	—	(2,254)	(477)
Expensed offering costs	—	168	4,721
Depreciation and amortization of property, plant and equipment and other intangible assets	23,710	31,617	31,734
Amortization of deferred financing costs and bond premiums and discounts	3,956	4,703	5,152
Loss on warrant derivative liability	109,250	—	—
Warrant issuance costs	723	—	—
Loss (gain) on sale or disposal of assets	2,579	1,121	(49,762)
Loss on early extinguishment of debt	12,710	806	14,571
Stock-based compensation	198,213	4,241	2,505
Provision for doubtful accounts	23,778	25,043	19,405
Deferred income taxes	(59)	606	(2,149)
Restructuring and asset impairment charges	11,106	—	—
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(24,684)	(34,486)	(34,008)
Inventories	17,299	(13,951)	64,442
Prepaid expenses and other current assets	(2,336)	(816)	4,695
Capitalized contract costs, net	(584,151)	(533,504)	(499,252)
Long-term notes receivables and other assets, net	27,376	20,975	(29,118)
Right-of-use assets	12,440	7,255	—
Accounts payable	3,256	5,611	(27,045)
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	156,784	24,899	91,469
Current and long-term operating lease liabilities	(13,291)	(8,149)	—
Deferred revenue	296,082	128,624	172,905
Net cash provided by (used in) operating activities	226,664	(221,592)	(220,499)
Cash flows from investing activities:
Capital expenditures	(25,245)	(10,119)	(19,412)
Proceeds from the sale of intangible assets	—	—	53,693
Proceeds from the sale of capital assets	18,063	878	127
Acquisition of intangible assets	(4,481)	(1,801)	(1,486)
Proceeds from sales of equity securities	—	5,430	—
Net cash (used in) provided by investing activities	(11,663)	(5,612)	32,922

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
2. Restatement of Financial Statements
The Company has restated its previously issued consolidated financial statements and related disclosures as of and for the fiscal year ended December 31, 2020 included in its Original Form 10-K (as defined below) filed with the Securities and Exchange Commission (the “SEC”) in order to correct errors resulting from the incorrect application of generally accepted accounting principles relating to previously issued warrants. In addition, the amounts labeled “Restatement Adjustment” include certain other previously identified adjustments that were not previously deemed material to the Affected Periods (as defined below).
On April 12, 2021, the SEC Staff released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), (the “SEC Staff Statement”). The SEC Staff Statement highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of SPACs.
After considering the SEC Staff Statement, the Company re-evaluated its historical accounting for its warrants and concluded it must amend the accounting treatment of the private placement warrants and the public warrants issued in connection with the initial public offering of Mosaic Acquisition Corp (“Mosaic”) and recorded to the Company’s consolidated financial statements as a result of the Company’s merger with Mosaic (the “Merger”) and the reverse recapitalization that occurred on January 17, 2020. The warrant agreement governing the Company’s warrants includes provisions that provide for potential changes to the settlement amounts dependent on the characteristics of the holder of the warrant. Upon review of the statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses accounting for and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant with a fixed exercise price and fixed number of underlying shares. Based on management’s evaluation, the Company’s audit committee (the “Audit Committee”), in consultation with management concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the characteristics of the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.
A summary of the accounting impact of these adjustments to the Company’s consolidated financial statements as of and for the related interim periods is provided below. In addition, amounts were restated in the following Notes as a result of these adjustments:
Note 3, Significant Accounting Policies
Note 7, Business Combinations
Note 8, Balance Sheet Components
Note 11, Financial Instruments
Note 13, Income Taxes
Note 14, Stock-Based Compensation and Equity
Note 18, Segment Reporting and Business Concentrations
Note 20, Basic and Diluted Net Loss Per Share
The following tables reflect the impact of the restatement adjustments to the specific line items presented in the Company’s previously reported Balance Sheets, Statements of Operations and Statements of Cash Flows for the fiscal year ended December 31, 2020 and the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 (the “Affected Periods”) (in thousands, except share and per-share amounts):

Consolidated Balance Sheets	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Current Assets:
Accounts and notes receivable, net of allowance	$65,572	$(875)	$64,697
Total current assets	441,008	(875)	440,133
Total assets	2,877,493	(875)	2,876,618
Current Liabilities:
Accounts payable	81,364	4,292	85,656
Accrued expenses and other current liabilities	239,755	7,569	247,324
Deferred revenue	323,494	(2,351)	321,143
Total current liabilities	757,547	9,510	767,057
Deferred revenue, net of current portion	618,401	(2,803)	615,598
Other long-term obligations	119,374	1,861	121,235
Warrant derivative liabilities	—	75,531	75,531
Deferred income tax liabilities	1,265	903	2,168
Total liabilities	4,364,839	85,002	4,449,841
Additional paid-in capital	1,523,705	25,081	1,548,786
Accumulated deficit	(2,984,262)	(110,958)	(3,095,220)
Total stockholders’ deficit	(1,487,346)	(85,877)	(1,573,223)
Total liabilities and stockholders’ deficit	2,877,493	(875)	2,876,618

Consolidated Statement of Operations	Year ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Recurring and other revenue	$1,260,730	$(164)	$1,260,566
Operating expenses	352,585	(242)	352,343
Selling expenses	302,547	(260)	302,287
General and administrative expenses	267,130	(795)	266,335
Total costs and expenses	1,514,034	(1,297)	1,512,737
Loss from operations	(253,304)	1,133	(252,171)
Change in fair value of warrant liabilities	—	109,250	109,250
Other loss, net	9,104	1,369	10,473
Loss before income taxes	(482,875)	(109,486)	(592,361)
Income tax expense	1,365	1,472	2,837
Net loss	(484,240)	(110,958)	(595,198)
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.70)	$(0.62)	$(3.32)

Consolidated Statements of Cash Flows	Year ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Net loss from operations	$(484,240)	$(110,958)	$(595,198)
Adjustments to reconcile net loss to net cash used in operating activities of operations:
Loss on warrant derivative	—	109,250	109,250
Warrant issuance costs	—	723	723
Stock-based compensation	199,510	(1,297)	198,213
Deferred income taxes	(962)	903	(59)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(25,559)	875	(24,684)
Accounts payable	(1,036)	4,292	3,256
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	155,418	1,366	156,784
Deferred revenue	301,236	(5,154)	296,082
Net cash provided by operating activities	226,664	—	226,664
Net cash used in investing activities	(11,663)	—	(11,663)
Net cash provided by financing activities	94,112	—	94,112

Unaudited Condensed Consolidated Statements of Operations	Three Months Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Revenues:
Recurring and other revenue	$332,536	$(113)	$332,423
Operating expenses	95,218	(603)	94,615
Selling expenses	103,871	2,903	106,774
General and administrative expenses	86,432	788	87,220
Total costs and expenses	432,963	3,088	436,051
Loss from operations	(100,427)	(3,201)	(103,628)
Change in fair value of warrant liabilities	—	29,357	29,357
Other income, net	(277)	(591)	(868)
Loss before income taxes	(150,109)	(31,967)	(182,076)
Income tax expense	1,041	1,472	2,513
Net loss	(151,150)	(33,439)	(184,589)
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.76)	$(0.17)	$(0.93)

Unaudited Condensed Consolidated Balance Sheets	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Current Assets:
Accounts and notes receivable, net	$72,194	$(377)	$71,817
Total current assets	442,211	(377)	441,834
Total assets	2,924,679	(377)	2,924,302
Current Liabilities:
Accounts payable	53,265	4,476	57,741
Accrued expenses and other current liabilities	214,132	(1,166)	212,966
Deferred revenue	310,043	(1,572)	308,471
Total current liabilities	742,482	1,738	744,220
Deferred revenue, net of current portion	614,092	(1,172)	612,920
Other long-term obligations	127,767	345	128,112
Warrant derivative liabilities	—	79,325	79,325
Total liabilities	4,361,949	80,236	4,442,185
Additional paid-in capital	1,424,110	(3,094)	1,421,016
Accumulated deficit	(2,833,112)	(77,519)	(2,910,631)
Total stockholders’ deficit	(1,437,270)	(80,613)	(1,517,883)
Total liabilities and stockholders’ deficit	2,924,679	(377)	2,924,302

Unaudited Condensed Consolidated Statements of Operations	Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Recurring and other revenue	$318,960	$2,054	$321,014
Operating expenses	92,016	293	92,309
Selling expenses	79,716	(36)	79,680
General and administrative expenses	68,297	426	68,723
Total costs and expenses	383,994	683	384,677
Loss from operations	(65,034)	1,371	(63,663)
Change in fair value of warrant liabilities	—	974	974
Other income, net	(8,286)	1,187	(7,099)
Loss before income taxes	(107,709)	(790)	(108,499)
Net loss	(107,939)	(790)	(108,729)
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.58)	$—	$(0.58)

Unaudited Condensed Consolidated Statements of Operations	Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Recurring and other revenue	$928,194	$(51)	$928,143
Operating expenses	257,367	361	257,728
Selling expenses	198,676	(3,163)	195,513
General and administrative expenses	180,698	(1,583)	179,115
Total costs and expenses	1,081,071	(4,385)	1,076,686
Loss from operations	(152,877)	4,334	(148,543)
Change in fair value of warrant liabilities	—	79,893	79,893
Other expense, net	9,381	1,960	11,341
Loss before income taxes	(332,766)	(77,519)	(410,285)
Net loss	(333,090)	(77,519)	(410,609)
Net loss attributable per share to common stockholders:
Basic and diluted	$(1.93)	$(0.45)	$(2.38)

Unaudited Condensed Consolidated Statement of Cash Flows	Nine months ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Net loss from operations	$(333,090)	$(77,519)	$(410,609)
Adjustments to reconcile net loss to net cash used in operating activities of operations:
Loss on warrant derivative	—	79,893	79,893
Warrant issuance costs	—	723	723
Stock-based compensation	121,664	(4,385)	117,279
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(23,579)	377	(23,202)
Accounts payable	(28,633)	4,476	(24,157)
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	185,560	1,948	187,508
Deferred revenue	284,735	(2,744)	281,991
Net cash provided by operating activities	220,040	2,769	222,809
Net cash used in investing activities	(8,704)	—	(8,704)
Taxes paid related to net share settlements of stock-based compensation awards	—	(2,769)	(2,769)
Net cash provided by financing activities	79,730	(2,769)	76,961

Unaudited Condensed Consolidated Balance Sheets	As of June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Current Assets:
Accounts and notes receivable, net	$70,879	$(59)	$70,820
Total current assets	418,406	(59)	418,347
Total assets	2,829,948	(59)	2,829,889
Current Liabilities:
Accounts payable	90,708	3,002	93,710
Accrued expenses and other current liabilities	178,196	(1,146)	177,050
Deferred revenue	265,283	2,080	267,363
Total current liabilities	636,376	3,936	640,312
Deferred revenue, net of current portion	501,743	(1,389)	500,354
Other long-term obligations	108,684	(451)	108,233
Warrant derivative liabilities	—	88,080	88,080
Total liabilities	4,234,822	90,176	4,324,998
Additional paid-in capital	1,349,158	(13,506)	1,335,652
Accumulated deficit	(2,725,173)	(76,729)	(2,801,902)
Total stockholders’ deficit	(1,404,874)	(90,235)	(1,495,109)
Total liabilities and stockholders’ deficit	2,829,948	(59)	2,829,889

Unaudited Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Revenues:
Recurring and other revenue	$306,002	$(2,105)	$303,897
Operating expenses	82,011	248	82,259
Selling expenses	64,733	377	65,110
General and administrative expenses	59,383	586	59,969
Total costs and expenses	346,302	1,211	347,513
Loss from operations	(40,300)	(3,316)	(43,616)
Change in fair value of warrant liabilities	—	62,202	62,202
Other income, net	(8,638)	4,239	(4,399)
Loss before income taxes	(86,145)	(69,757)	(155,902)
Net loss	(87,027)	(69,757)	(156,784)
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.49)	$(0.39)	$(0.88)

Unaudited Condensed Consolidated Statements of Operations	Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Revenues:
Recurring and other revenue	$609,234	$(2,105)	$607,129
Operating expenses	165,351	68	165,419
Selling expenses	118,960	(3,127)	115,833
General and administrative expenses	112,401	(2,009)	110,392
Total costs and expenses	697,077	(5,068)	692,009
Loss from operations	(87,843)	2,963	(84,880)
Change in fair value of warrant liabilities	—	78,919	78,919
Other expense, net	17,667	773	18,440
Loss before income taxes	(225,057)	(76,729)	(301,786)
Net loss	(225,151)	(76,729)	(301,880)
Net loss attributable per share to common stockholders:
Basic and diluted	$(1.37)	$(0.46)	$(1.83)

Unaudited Condensed Consolidated Statement of Cash Flows	Six months ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Net loss from operations	$(225,151)	$(76,729)	$(301,880)
Adjustments to reconcile net loss to net cash used in operating activities of operations:
Loss on warrant derivative	—	78,919	78,919
Warrant issuance costs	—	723	723
Stock-based compensation	63,817	(5,068)	58,749
Changes in operating assets and liabilities:			—
Accounts and notes receivable, net	(16,928)	59	(16,869)
Accounts payable	7,256	3,002	10,258
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	68,736	(342)	68,394
Deferred revenue	128,248	691	128,939
Net cash provided by operating activities	77,496	1,255	78,751
Net cash used in investing activities	(5,666)	—	(5,666)
Taxes paid related to net share settlements of stock-based compensation awards	—	(1,255)	(1,255)
Net cash provided by financing activities	172,576	(1,255)	171,321

Unaudited Condensed Consolidated Balance Sheets	As of March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$2,670,423	$—	$2,670,423
Current Liabilities:
Accounts payable	102,630	2,006	104,636
Accrued expenses and other current liabilities	158,308	(1,506)	156,802
Deferred revenue	238,363	(924)	237,439
Total current liabilities	564,627	(424)	564,203
Notes payable, net	2,438,918	(4,239)	2,434,679
Deferred revenue, net of current portion	409,497	(23)	409,474
Other long-term obligations	78,612	497	79,109
Warrant derivative liabilities	—	56,811	56,811
Total liabilities	4,109,737	52,622	4,162,359
Additional paid-in capital	1,228,709	(45,650)	1,183,059
Accumulated deficit	(2,638,146)	(6,972)	(2,645,118)
Total stockholders’ deficit	(1,439,314)	(52,622)	(1,491,936)
Total liabilities and stockholders’ deficit	2,670,423	—	2,670,423

Unaudited Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Operating expenses	$83,340	$(180)	$83,160
Selling expenses	54,227	(3,504)	50,723
General and administrative expenses	53,018	(2,595)	50,423
Total costs and expenses	350,775	(6,279)	344,496
Loss from operations	(47,543)	6,279	(41,264)
Change in fair value of warrant liabilities	—	16,717	16,717
Other expense, net	26,305	(3,466)	22,839
Loss before income taxes	(138,912)	(6,972)	(145,884)
Net loss	(138,124)	(6,972)	(145,096)
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.91)	$(0.05)	$(0.96)

Unaudited Condensed Consolidated Statement of Cash Flows	Three months ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Net loss from operations	$(138,124)	$(6,972)	$(145,096)
Adjustments to reconcile net loss to net cash used in operating activities of operations:
Loss on warrant derivative	—	16,717	16,717
Warrant issuance costs	—	723	723
Loss on early extinguishment of debt	16,949	(4,239)	12,710
Stock-based compensation	17,070	(6,279)	10,791
Changes in operating assets and liabilities:
Accounts payable	37,984	2,006	39,990
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	(18,386)	2	(18,384)
Deferred revenue	10,206	(947)	9,259
Net cash used in operating activities	(33,880)	1,011	(32,869)
Net cash used in investing activities	(1,901)	—	(1,901)
Taxes paid related to net share settlements of stock-based compensation awards	—	(1,011)	(1,011)
Net cash provided by financing activities	162,672	(1,011)	161,661

3. Significant Accounting Policies (Restated)
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
For certain third-party provider loans, the Company pays a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider and the Company shares liability for credit losses, with the Company being responsible for between 5% and 100% of lost principal balances. Additionally, the Company is responsible for reimbursing certain third-party financing providers for merchant transaction fees associated with the loans. Because of the nature of these provisions, the Company records a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by the Company to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Consolidated Statement of Operations. (See Note 11).
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
When the Company determines that there are RIC receivables that have become uncollectible, it records an adjustment to the allowance and reduces the related note receivable balance. On a regular basis, the Company also assesses the expected remaining cash flows based on historical RIC write-off trends, current market conditions and both Company and third-party forecast data. In accordance with Topic 326 (see Recently Adopted Accounting Standards below), if the Company determines there is a change in expected remaining cash flows, the total amount of this change for all RICs is recorded in the current period to the provision for credit losses, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. (See Note 5).
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
Accounts Receivable (Restated)
Accounts receivable consists primarily of amounts due from customers for recurring monthly monitoring Services and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the consolidated balance sheets. Accounts receivable totaled $19.8 million and $20.5 million and December 31, 2020 and 2019, respectively net of the allowance for doubtful accounts of $9.9 million and $8.1 million at December 31, 2020 and 2019, respectively. The Company estimates this allowance based on historical collection experience and subscriber attrition rates. In accordance with Topic 326, the Company estimates this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $23.8 million and $25.0 million for the years ended December 31, 2020 and 2019, respectively.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Year ended December 31,
	2020	2019	2018
Beginning balance	$8,118	$5,594	$5,356
Provision for doubtful accounts	23,778	25,043	19,405
Write-offs and adjustments	(21,985)	(22,519)	(19,167)
Balance at end of period	$9,911	$8,118	$5,594
Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges represent expenses incurred in relation to activities to exit or dispose of portions of the Company's business that do not qualify as discontinued operations. Liabilities associated with restructuring are measured at their fair value when the liability is incurred. Expenses for related termination benefits are recognized at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred (See Note 12).
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

Prior to the adoption of Topic 842, the Company's leases were classified as either operating or capital leases. Capital lease liabilities were stated separately on the consolidated balance sheets and capital lease assets were included in property, plant and equipment, net on the consolidated balance sheets. Operating leases were not recognized in the balance sheet. Capital lease balances are presented on the same lines as finance lease balances for comparative prior periods in the unaudited consolidated financial statements. See Note 16 "Leases" for additional information related to the impact of adopting Topic 842.
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining the Company’s revolving credit facility are amortized over the amended maturity dates discussed in Note 6. Deferred financing costs associated with the revolving credit facility reported in the accompanying consolidated balance sheets as deferred financing costs, net at December 31, 2020 and 2019 were $1.7 million and $1.1 million, net of accumulated amortization of $11.0 million and $10.6 million, respectively. Deferred financing costs included in the accompanying consolidated balance sheets within notes payable, net at December 31, 2020 and 2019 were $27.2 million and $27.0 million, net of accumulated amortization of $70.9 million and $63.5 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying consolidated statements of operations totaled $7.9 million, $9.8 million and $10.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 14).
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

Future tax rate or law changes could have a material effect on the Company’s results of operations, financial condition, or cash flows (See Note 13).
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
Derivative warrant liabilities (Restated)
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is assessed as part of this evaluation.
The Company accounts for its public warrants and private placement warrants as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are re-measured at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations.
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

4. Revenue and Capitalized Contract Costs
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

5. Retail Installment Contract Receivables
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

6. Long-Term Debt
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

7. Business Combination (Restated)

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
As part of the Business Combination, the Company assumed the liabilities associated with the outstanding public warrants and private placement warrants. The Company recorded the warrants as a derivative liability at fair value on the date of the Business Combination.
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the year ended December 31, 2020:

Recapitalization
(in thousands)
Cash - Mosaic (net of redemptions)	$35,344
Cash - Subscribers and Forward Purchasers	453,221
Less fees to underwriters and other transaction costs	(25,043)
Net cash received from recapitalization	463,522
Less: Warrant derivative liabilities assumed (Restated)	(40,094)
Less: non-cash net liabilities assumed from Mosaic	(5)
Less: deferred and accrued transaction costs	(1,304)
Net contributions from recapitalization (Restated)	$422,119
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
Earnout consideration
Following the closing of the Merger, holders of Vivint common stock and holders of Rollover RSUs, the Rollover SARs, the shares of Rollover Restricted Stock and any awards granted under the Company Rollover LTIP Plans (together, “Rollover Equity Awards”, as defined in Note 14 Stock-Based Compensation and Equity) had the contingent right to receive, in the aggregate, up to 37,500,000 shares of Common Stock if, from the closing of the Merger until the fifth anniversary thereof, the dollar volume-weighted average price of Common Stock exceeded certain thresholds. The first issuance of 12,500,000 earnout shares occurred when the volume-weighted average price of Common Stock exceeded $12.50 for any 20 trading days within any 30-trading day period (the “First Earnout”). The second issuance of 12,500,000 earnout shares occurred when the volume weighted average price of Common Stock exceeded $15.00 for any 20 trading days within any 30-trading day period (the “Second Earnout”). The third issuance of 12,500,000 earnout shares occurred when the volume weighted average price of Common Stock exceeded $17.50 for any 20-trading days within any 30-trading day period (the “Third Earnout”) (as further described in the Merger Agreement).
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

8. Balance Sheet Components (Restated)
The following table presents material balance sheet component balances as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31,
	2020	2019
Prepaid expenses and other current assets
Prepaid expenses	$11,286	$7,753
Deposits	1,308	870
Other	1,744	9,440
Total prepaid expenses and other current assets	$14,338	$18,063
Capitalized contract costs
Capitalized contract costs	$3,491,629	$2,903,389
Accumulated amortization	(2,173,131)	(1,688,140)
Capitalized contract costs, net	$1,318,498	$1,215,249
Long-term notes receivables and other assets
RIC receivables, gross	$100,069	$148,325
RIC allowance	(28,848)	(39,218)
RIC imputed interest	(13,275)	(20,295)
Security deposits	835	6,715
Other	3,729	300
Total long-term notes receivables and other assets, net	$62,510	$95,827
Accrued payroll and commissions
Accrued payroll	$41,590	$35,666
Accrued commissions	46,353	36,976
Total accrued payroll and commissions	$87,943	$72,642
Accrued expenses and other current liabilities
Accrued interest payable	$33,340	$31,327
Current portion of derivative liability (restated)	142,755	80,366
Service warranty accrual	5,711	8,680
Current portion of warrant derivative liabilities (restated)	8,063	—
Accrued taxes	8,700	5,462
Accrued payroll taxes and withholdings	14,391	5,361
Loss contingencies	26,200	1,831
Other	8,164	6,362
Total accrued expenses and other current liabilities (restated)	$247,324	$139,389

9. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,		Estimated Useful Lives
	2020	2019
Vehicles	$39,735	$46,496	3-5 years
Computer equipment and software	72,616	63,197	3-5 years
Leasehold improvements	29,126	28,593	2-15 years
Office furniture, fixtures and equipment	21,394	20,786	2-7 years
Construction in process	6,180	3,480
Property, plant and equipment, gross	169,051	162,552
Accumulated depreciation and amortization	(116,672)	(101,464)
Property, plant and equipment, net	$52,379	$61,088
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

10. Goodwill and Intangible Assets
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

11. Financial Instruments (Restated)
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

Consumer Financing Program
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding consumer financing program contractual obligation derivative instrument as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
	(Restated)
Consumer Financing Program Contractual Obligations:
Fair value	$227,896	$136,863
Notional amount	912,626	534,560
Classified on the consolidated balance sheets as:
Accrued expenses and other current liabilities	142,755	80,366
Other long-term obligations	85,141	56,497
Total Consumer Financing Program Contractual Obligation	$227,896	$136,863
Changes in Level 3 Fair Value Measurements - Consumer Financing Program
The following table summarizes the change in the fair value of the Level 3 outstanding consumer financing program contractual obligation derivative instrument for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
	(Restated)
Balance, beginning of period	$136,863	$117,620
Additions	167,055	94,592
Settlements	(71,962)	(70,213)
Gains included in earnings	(4,060)	(5,136)
Balance, end of period	$227,896	$136,863
Warrant Liabilities (Restated)

As a result of the Business Combination, the Company assumed a derivative warrant liability related to previously issued private placement warrants and public warrants in connection with Mosaic’s initial public offering. The fair value of the Company’s public warrants are measured based on the market price of such warrants and are considered a Level 1 fair value measurement. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the private placement warrants and are considered a Level 3 fair value measurement. The warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations.
The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2020 is summarized as follows (in thousands):

	Public Warrants	Private Placement Warrants	Total Derivative Warrant liability
	(Restated)
Warrant liability assumed from the Business Combination	$9,775	$30,319	$40,094
Change in fair value of warrant liability	64,038	45,212	109,250
Reclassification of derivative liabilities for exercised warrants	(65,750)	—	(65,750)
Balance, end of period	$8,063	$75,531	$83,594
The estimated fair value of the private placement warrant derivative liabilities is determined using Level 3 inputs. Inherent in a Black-Scholes valuation model are are assumptions related to expected stock-price volatility, expiration, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expiration of the warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of December 31, 2020
(Restated)
Number of private placement warrants	5,933,334
Exercise price	$11.5
Stock price	$20.75
Expiration term (in years)	4.05
Volatility	60%
Risk-free Rate	0.27%
Dividend yield	—%

12. Restructuring and Asset Impairment Charges

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

13. Income Taxes (Restated)
The Company files a consolidated federal income tax return with its wholly owned subsidiaries.
The income tax expense (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
	(Restated)
Current income tax:
Federal	$—	$—	$—
State	2,174	703	512
Foreign	764	(2)	(52)
Total	2,938	701	460
Deferred income tax:
Federal	—	(380)	—
State	903	(73)	—
Foreign	(1,004)	1,065	(2,071)
Total	(101)	612	(2,071)
Income tax expense (benefit)	$2,837	$1,313	$(1,611)
The following reconciles the tax benefit computed at the statutory federal rate and the Company’s tax expense (benefit) (in thousands):

	Year ended December 31,
	2020	2019	2018
	(Restated)
Computed expected tax benefit	$(124,580)	$(82,833)	$(98,598)
State income taxes, net of federal tax effect	2,636	483	404
Foreign income taxes	(383)	232	(690)
Other reconciling items	6,790	2,988	—
Permanent differences	38,586	7,007	4,406
Change in valuation allowance	79,788	73,436	92,867
Income tax expense (benefit)	$2,837	$1,313	$(1,611)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
	(Restated)
Gross deferred tax assets:
Net operating loss carryforwards	$558,972	$585,854
Deferred subscriber income	254,722	151,051
Interest expense limitation	119,402	111,682
Accrued expenses and allowances	52,031	26,683
Lease liabilities	15,342	18,773
Purchased intangibles and deferred financing costs	13,765	11,232
Inventory reserves	2,801	3,387
Research and development credits	41	41
Property and equipment	2	—
Valuation allowance	(664,191)	(566,498)
Total	352,887	342,205
Gross deferred tax liabilities:
Deferred capitalized contract costs	(338,141)	(325,616)
Right of use assets	(13,119)	(16,355)
Purchased intangibles and deferred financing costs	(2,092)	—
Property and equipment	(1,703)	(2,465)
Total	(355,055)	(344,436)
Net deferred tax liabilities	$(2,168)	$(2,231)
The Company had gross operating loss carryforwards as follows (in thousands):

	December 31,
	2020	2019
	(Restated)
Net operating loss carryforwards:
Federal	$2,294,340	$2,408,078
States	1,996,245	1,972,423
Canada	—	10,390
Total	$4,290,585	$4,390,891
U.S. federal net operating loss carryforwards will begin to expire in 2026, if not used. State net operating loss carryforwards expire over different periods and some have already begun to expire. The Company had United States research and development credits of approximately $41,000 at December 31, 2020, and December 31, 2019, which begin to expire in 2030.
There are no remaining Canadian net operating loss ("NOL") carryforwards as of December 31, 2020.
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
At December 31, 2020 and 2019, the Company recorded a valuation allowance against its U.S. federal and state net deferred tax assets as it believes it is more likely than not that these benefits will not be realized. Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against net deferred tax assets and evaluating the Company’s uncertain tax positions. The Company has considered and weighed the available evidence, both positive and negative, to determine whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based on available information, management does not believe it is more likely than not that all of its deferred tax assets will be utilized. The Company recorded a valuation allowance for U.S. net deferred tax assets of approximately $664.2 million and $566.5 million at December 31, 2020 and 2019, respectively.

The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2016 or prior; however, its tax attributes, such as NOL carryforwards and tax credits, are still subject to examination in the year they are used.

As of December 31, 2020, the Company has not recognized any uncertain tax positions.

14. Stock-Based Compensation and Equity (Restated)
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
Tracking Units
As part of the Business Combination, 12,058,077 of unvested Company Tracking Units were issued to Holdback Executives with a total grant-date fair value of $17.5 million . As part of the March 2020 restructuring, one of the Holdback Executives had accelerated vesting of all of his then unvested 6,309,459 of Company Tracking Units, pursuant to his separation agreement (subject to forfeiture in the event that certain terms of the separation agreement were breached)and resulted in $8.5 million included in restructuring expense (see Note 12 Restructuring and Asset Impairment Charges). Additionally, 3,505,255 Company Tracking Units vested as a result of the achievement of the 2.0x vesting condition. In 2020, 560,841 Company Tracking Units vested that were subject to time-based vesting. At December 31, 2020, 1,682,522 Company Tracking Units were unvested, and there was $1.6 million of unrecognized compensation expense of which is expected to be recognized over a weighted-average period of 2.4 years, and are subject to ratable time-based vesting over a five-year period from June 2018.
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
Earnouts

During the year ended December 31, 2020, holders of Rollover Equity Awards became entitled to receive share of our Class A Common Stock as a result of the attainment of the First Earnout, Second Earnout and Third Earnout (see Note 7 Business Combination for further discussion). Such shares were issuable in respect to holders of Rollover Equity Awards, subject to the same vesting terms and conditions as the underlying Rollover Equity Awards. At December 31, 2020, there was approximately $0.5 million of unrecognized compensation expense related to earnouts granted, which is expected to be recognized over a weighted-average period of 0.2 years.
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

Stock-based compensation expense in connection with all stock-based awards for the years ended December 31, 2020, 2019 and 2018 is allocated as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
	(Restated)
Operating expenses	$20,157	$320	$129
Selling expenses	101,623	508	285
General and administrative expenses	76,433	3,413	2,091
Total stock-based compensation	$198,213	$4,241	$2,505

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
In December 2020, after meeting the above requirements for redemption, the Company delivered a notice of redemption to redeem all of its outstanding public warrants for cash, with a redemption date January 7, 2021 (the “Redemption Date”) for a redemption price of $0.01 per public warrant (the “Redemption Price”). Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement and still held by the initial holders thereof or their permitted transferees are not subject to this redemption. The public warrants may be exercised by the holders thereof until on the Redemption Date to purchase fully paid and non-assessable shares of Common Stock underlying such warrants, at the exercise price of $11.50 per share. Any public warrants that remain unexercised on the Redemption Date will be void and no longer exercisable, and the holders of those public warrants will be entitled to receive only the redemption price of $0.01 per warrant.
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

15. Commitments and Contingencies
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

16. Leases
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

17. Related Party Transactions
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

18. Segment Reporting and Business Concentrations (Restated)

For the years ended December 31, 2020, 2019 and 2018, the Company conducted business through one operating segment, Vivint and primarily operated in two geographic regions: United States and Canada. Revenues by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Year ended December 31, 2020 (restated)	$1,193,640	$66,926	$1,260,566
Year ended December 31, 2019	$1,083,756	$72,225	$1,155,981
Year ended December 31, 2018	$977,877	$72,564	$1,050,441

19. Employee Benefit Plan
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

20. Basic and Diluted Net Loss Per Share (Restated)
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
The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
	(Restated)
Numerator:
Net loss attributable to common stockholders (in thousands)	$(595,198)	$(395,924)	$(472,635)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	179,071,278	94,805,201	94,527,648
Net loss attributable per share to common stockholders:
Basic and diluted	$(3.32)	$(4.18)	$(5.00)
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

See Note 7 for additional information regarding the earnout shares and see Note 14 for additional information regarding the terms of the Rollover SARs, Rollover LTIPs, RSUs, PSUs, earnout shares and public and private placement warrants.

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
On February 26, 2021, we filed our original audited Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Subsequent to that evaluation, as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. That evaluation included consideration of the views expressed in the SEC’s Staff Statement of April 12, 2021 (“the SEC Staff Statement”) in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by Special Purpose Acquisition Companies (“SPACs”). Prior to the SEC Staff Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. However, based on the clarifications expressed in the SEC Staff Statement which resulted in the restatement discussed further in Note 2 to the Consolidated Financial Statements, the Company’s management and the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended. In addition, a material weakness has been determined to exist as described in Management’s Report on Internal Control Over Financial Reporting at December 31, 2020.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). In Management's Report on Internal Control Over Financial Reporting included in our Original Filing for the year ended December 31, 2020 that was filed on February 26, 2021, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2020.
In connection with the restatement as discussed in Note 2 to the Consolidated Financial Statements, management has reassessed the effectiveness of internal control over financial reporting as of December 31, 2020 and identified a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our review control over the accounting for the warrants assumed by us as part of the Business Combination. The Company’s control to review the evaluation of the accounting for complex financial instruments, such as for warrants issued by the SPAC, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in a material error in our accounting for warrants assumed by us as part of the Business Combination and a restatement of our previously issued financial statements more fully described in Note 2 to the consolidated financial statements set forth herein. Based on our assessment, management now concludes that, as of December 31, 2020, our internal control over financial reporting was not effective.
To remediate the material weakness in the Company’s internal control over financial reporting, the Company has a remediation plan that includes: additional review procedures, additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP.
The Company’s remediation plan has begun to be implemented. The material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.
Our independent registered public accounting firm, Ernst & Young LLP, has issued a revised attestation report on our internal control over financial reporting. This report appears in Part II. Item 8 – Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting
In connection with correcting its accounting for the warrants assumed by us as part of the Business Combination, the Company has begun implementing additional review procedures, additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP (e.g., determine whether liability or equity classification and measurement is appropriate).
There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

4.13*	Description of the Securities of Vivint Smart Home, Inc. as of December 31, 2020

4.14	Specimen Warrant Certificate of Mosaic (incorporated by reference to Exhibit 4.3 of Mosaic’s Form S-1 (File No. 001-38246), filed with the SEC on September 27, 2017).

4.15*	Specimen Class A Common Stock Certificate

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

21.1*	Subsidiaries of Vivint Smart Home, Inc.

22.1*	Issuers of Securities Guaranteed by the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm of our reports dated February 26, 2021

23.2**	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page to the Original Filing)

31.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2*	Certification of the Registrant’s Chief Financial Officer, Dale Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.3**	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.4**	Certification of the Registrant’s Chief Financial Officer, Dale Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1*	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Registrant’s Chief Financial Officer, Dale Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4**	Certification of the Registrant’s Chief Financial Officer, Dale Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following materials are formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information. (A)

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).

*	Filed with the Original Filing.
**	Filed herewith.

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
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

Date: May 11, 2021