Form 10-Q
period 2021-03-31
Vivint Smart Home, Inc.
filed 2021-05-14
CIK 1713952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2021, there were 208,670,866 shares of Class A common stock outstanding.

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
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2021 (the “Form 10-K/A”), as such factors may be updated in our periodic reports filed with the SEC, and contained elsewhere in this Quarterly Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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
•risks related to our exposure to variable rates of interest with respect to our revolving credit facility and term loan facility; and
•our inability to develop and maintain effective internal control over financial reporting.
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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of the Form 10-K/A, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov. The risks described herein or in the “Risk Factors” sections referenced above are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	March 31, 2021	December 31, 2020
		(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$274,344	$313,799
Accounts and notes receivable, net	66,985	64,697
Inventories	80,296	47,299
Prepaid expenses and other current assets	26,175	14,338
Total current assets	447,800	440,133

Property, plant and equipment, net	51,644	52,379
Capitalized contract costs, net	1,290,176	1,318,498
Deferred financing costs, net	1,567	1,667
Intangible assets, net	96,666	111,474
Goodwill	837,386	837,077
Operating lease right-of-use assets	50,486	52,880
Long-term notes receivables and other assets, net	57,534	62,510
Total assets	$2,833,259	$2,876,618
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$121,505	$85,656
Accrued payroll and commissions	47,063	87,943
Accrued expenses and other current liabilities	233,020	247,324
Deferred revenue	334,154	321,143
Current portion of notes payable, net	9,500	9,500
Current portion of operating lease liabilities	12,062	12,135
Current portion of finance lease liabilities	3,208	3,356
Total current liabilities	760,512	767,057

Notes payable, net	2,350,284	2,372,235
Notes payable, net - related party	464,290	443,865
Revolving credit facility	—	—
Finance lease liabilities, net of current portion	1,701	2,460
Deferred revenue, net of current portion	622,287	615,598
Operating lease liabilities	47,081	49,692
Warrant derivative liabilities	45,568	75,531
Other long-term obligations	124,948	121,235
Deferred income tax liabilities	557	2,168
Total liabilities	4,417,228	4,449,841
Commitments and contingencies (See Note 12)
Stockholders’ deficit:
Class A Common stock, $0.0001 par value, 3,000,000,000 shares authorized; 208,670,866 and 202,216,341 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	21	20
Preferred stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,625,027	1,548,786
Accumulated deficit	(3,182,600)	(3,095,220)
Accumulated other comprehensive loss	(26,417)	(26,809)
Total stockholders’ deficit	(1,583,969)	(1,573,223)
Total liabilities and stockholders’ deficit	$2,833,259	$2,876,618
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
		(As Restated)
Revenues:
Recurring and other revenue	$343,293	$303,232
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	96,531	83,160
Selling expenses (exclusive of amortization of deferred commissions of $52,078 and $32,466, respectively, which are included in depreciation and amortization shown separately below)	114,541	50,723
General and administrative expenses	66,348	50,423
Depreciation and amortization	146,912	139,249
Restructuring expenses	—	20,941
Total costs and expenses	424,332	344,496
Loss from operations	(81,039)	(41,264)
Other expenses (income):
Interest expense	49,803	65,293
Interest income	(44)	(229)
Change in fair value of warrant liabilities	(29,103)	16,717
Other (income) expense, net	(14,559)	22,839
Loss before income taxes	(87,136)	(145,884)
Income tax expense (benefit)	244	(788)
Net loss	$(87,380)	$(145,096)
Net loss attributable per share to common stockholders:
Basic	$(0.42)	$(0.96)
Diluted	$(0.56)	$(0.96)
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic	206,791,625	151,010,847
Diluted	208,989,080	151,010,847
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
		(As Restated)
Net loss	$(87,380)	$(145,096)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	392	(2,429)
Total other comprehensive income (loss)	392	(2,429)
Comprehensive loss	$(86,988)	$(147,525)
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except shares)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, beginning of period	202,216,341	$20	$1,548,786	$(3,095,220)	$(26,809)	$(1,573,223)
Issuance of earnout shares	1,237,211	—	—	—	—	—
Tax withholdings related to net share settlement of equity awards	(1,663,202)	—	(28,735)	—	—	(28,735)
Forfeited shares	(17,198)	—	—	—	—	—
Warrants exercised	825,016	—	19,743	—	—	19,743
Issuance of common stock upon exercise or vesting of equity awards	6,072,698	1	—	—	—	1
Net Loss	—	—	—	(87,380)	—	(87,380)
Foreign currency translation adjustment	—	—	—	—	392	392
Stock-based compensation	—	—	85,233	—	—	85,233
Balance, end of period	208,670,866	$21	$1,625,027	$(3,182,600)	$(26,417)	$(1,583,969)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
	(As Restated)
Balance, beginning of period	94,937,597	$9	$740,121	$(2,500,022)	$(27,466)	$(1,787,358)
Recapitalization transaction	59,793,021	6	422,242	—	—	422,248
Issuance of earnout shares	23,196,214	3	(3)	—	—	—
Tax withholdings related to net share settlement of earnout shares	(52,981)	—	(1,198)	—	—	(1,198)
Forfeited shares	(161,941)	—	—	—	—	—
Net Loss	—	—	—	(145,096)	—	(145,096)
Foreign currency translation adjustment	—	—	—	—	(2,429)	(2,429)
Stock-based compensation	—	—	10,791	—	—	10,791
Restructuring expenses	—	—	11,106	—	—	11,106
Balance, end of period	177,711,910	$18	$1,183,059	$(2,645,118)	$(29,895)	$(1,491,936)

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
		(As Restated)
Cash flows from operating activities:
Net loss	$(87,380)	$(145,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	127,768	116,143
Amortization of customer relationships	14,521	16,476
Depreciation and amortization of property, plant and equipment and other intangible assets	4,623	6,630
Amortization of deferred financing costs and bond premiums and discounts	949	951
Loss on sale or disposal of assets	19	365
(Gain) loss on warrant derivative liabilities	(29,103)	16,717
Loss on early extinguishment of debt	—	12,710
Expensed issuance costs	—	723
Stock-based compensation	85,251	10,791
Provision for doubtful accounts and expected credit losses	4,712	8,083
Deferred income taxes	(4,953)	(1,095)
Non-cash restructuring expenses	—	11,106
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(7,454)	(20,656)
Inventories	(32,985)	(15,526)
Prepaid expenses and other current assets	(11,894)	(4,445)
Capitalized contract costs, net	(98,923)	(84,532)
Long-term notes receivables, other assets, net	8,494	7,121
Right-of-use assets	2,394	1,487
Accounts payable	36,521	39,990
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	(43,457)	(18,384)
Current and long-term operating lease liabilities	(2,684)	(1,687)
Deferred revenue	19,425	9,259
Net cash used in operating activities	(14,156)	(32,869)
Cash flows from investing activities:
Capital expenditures	(4,647)	(2,867)
Proceeds associated with disposal of capital assets	99	1,287
Acquisition of intangible assets	—	(321)
Net cash used in investing activities	(4,548)	(1,901)
Cash flows from financing activities:
Proceeds from notes payable	—	1,241,000
Proceeds from notes payable - related party	—	309,000
Repayment of notes payable	(2,375)	(1,572,374)
Repayment of notes payable - related party	—	(174,800)
Borrowings from revolving credit facility	—	190,000
Taxes paid related to net share settlements of stock-based compensation awards	(28,701)	(1,011)
Repayments on revolving credit facility	—	(270,000)
Proceeds from warrant exercises	10,819	—
Proceeds from Mosaic recapitalization	—	465,087
Repayments of finance lease obligations	(500)	(2,243)
Financing costs	—	(11,061)
Deferred financing costs	—	(11,937)
Net cash (used in) provided by financing activities	(20,757)	161,661
Effect of exchange rate changes on cash	6	(351)
Net (decrease) increase in cash and cash equivalents	(39,455)	126,540
Cash and cash equivalents:
Beginning of period	313,799	4,549
End of period	$274,344	$131,089
Supplemental non-cash investing and financing activities:
Finance lease additions	$413	$592
Intangible asset acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$382	$1,448
Reclassification of warrant derivative liability for exercised warrants	$8,924	$—
Capital expenditures included within accounts payable	$1,553	$1,869
Debt and equity financing costs included within accounts payable	$—	$2,455
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company without audit. The accompanying consolidated financial statements include the accounts of Vivint Smart Home, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2020 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 12, 2021, which is available on the SEC’s website at www.sec.gov.
Certain prior period balances were conformed to the restated financial statements, as previously disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2020, due to the accounting for warrant liabilities.
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
Vivint Flex Pay
The Vivint Flex Pay plan (“Vivint Flex Pay”) became the Company’s primary equipment financing model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through third-party financing providers (“Consumer Financing Program” or “CFP”), (2) the Company offers to a limited number of customers not eligible for the CFP, but who qualify under the Company's underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card.
Although customers pay separately for Products and Services under the Vivint Flex Pay plan, the Company has determined that the sale of Products and Services are one single performance obligation. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. For RICs, gross deferred revenues are reduced by imputed interest and estimated write-offs. For Products financed through the CFP, gross deferred revenues are reduced by (i) any fees the third-party financing provider (“Financing Provider”) is contractually entitled to receive at the time of loan origination, and (ii) the present value of expected future payments due to Financing Providers.
Under the CFP, qualified customers are eligible for financing offerings (“Loans”) originated by Financing Providers of between $150 and $6,000. The terms of most Loans are determined based on the customer's credit quality. The annual percentage rates on these Loans is either 0% or 9.99%, depending on the customer's credit quality, and are either installment or revolving loans with repayment terms ranging from 6- to 60-months.
For certain Financing Provider Loans, the Company pays a monthly fee based on either the average daily outstanding balance of the installment loans, or the number of outstanding Loans. For certain Loans, the Company incurs fees at the time of the loan origination and receives proceeds that are net of these fees. For certain Loans, the Company also shares liability for credit losses, with the Company being responsible for between 2.6% and 100% of lost principal balances. Additionally, the Company is responsible for reimbursing certain Financing Providers for merchant transaction fees and other fees associated with the Loans. Because of the nature of these provisions, the Company records a derivative liability at its fair value when the Financing Provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by the Company to the Financing Provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the unaudited condensed consolidated statement of operations. (see Note 9 “Financial Instruments” for additional information).
For certain other Loans, the Company receives net proceeds (net of fees and expected losses) for which the Company has no further obligation to the Financing Provider. The Company records these net proceeds to deferred revenue.
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
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services, amounts due from third-party financing providers and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. Accounts receivable totaled $22.1 million and $19.8 million at March 31, 2021 and December 31, 2020, respectively, net of the allowance for doubtful accounts of $8.1 million and $9.9 million at March 31, 2021 and December 31, 2020, respectively. The Company estimates this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $4.7 million and $8.1 million for the three months ended March 31, 2021 and 2020, respectively.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$9,911	$8,118
Provision for doubtful accounts	4,712	8,083
Write-offs and adjustments	(6,498)	(7,730)
Balance at end of period	$8,125	$8,471

Revenue Recognition

The Company offers its customers smart home services combining Products, including a proprietary control panel, door and window sensors, door locks, cameras and smoke alarms; installation; and a proprietary back-end cloud platform software and Services. These together create an integrated system that allows the Company’s customers to monitor, control and protect their home (“Smart Home Services”). The Company’s customers are buying this integrated system that provides them with these Smart Home Services. The number and type of Products purchased by a customer depends on their desired functionality. Because the Products and Services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Smart Home Services, the Company has concluded that installed Products, related installation and Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term, which is the period in which the parties to the contract have enforceable rights and obligations. The Company has determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase Products upon renewal. Proceeds allocated to the material right are recognized over the period of benefit, which is generally three years.
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
During the three months ended March 31, 2021 and 2020, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization of capitalized contract costs	$127,769	$116,141
Amortization of definite-lived intangibles	15,018	17,441
Depreciation of property, plant and equipment	4,125	5,667
Total depreciation and amortization	$146,912	$139,249

Leases
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
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 3 “Long-Term Debt.” Deferred financing costs associated with the revolving credit facility reported in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at March 31, 2021 and December 31, 2020 were $1.6 million and $1.7 million, net of accumulated amortization of $11.1 million and $11.0 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at March 31, 2021 and December 31, 2020 were $25.3 million and $27.2 million, net of accumulated amortization of $72.7 million and $70.9 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $1.9 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively (See Note 3 “Long-Term Debt” for additional detail).
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
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The current portion of the liability included in accrued payroll and commissions was $4.2 million and $4.1 million at March 31, 2021 and December 31, 2020, respectively, and the noncurrent portion included in other long-term obligations was $23.8 million and $23.8 million at March 31, 2021 and December 31, 2020, respectively.
Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 11 “Stock-Based Compensation and Equity” for additional details).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $16.8 million and $12.8 million for the three months ended March 31, 2021 and 2020, respectively.

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
Concentrations of Supply Risk
As of March 31, 2021, approximately 93% of the Company’s installed panels were the Company's proprietary SkyControl or Smart Hub panels and 7% were 2GIG Go!Control panels. The loss of the Company's SkyControl or Smart Hub panel suppliers could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2021 and 2020.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of March 31, 2021 consisted of one reporting unit. As of March 31, 2021, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
When intercompany foreign currency transactions between entities included in the unaudited consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ deficit as accumulated other comprehensive loss or income. When intercompany transactions are deemed to be of a short term nature, translation adjustments are required to be included in the condensed consolidated statement of operations. The Company has determined that settlement of Vivint Canada, Inc. intercompany balances are anticipated and therefore such balances are deemed to be of a short term nature. Translation activity included in the statement of operations in other (income) expenses, net related to intercompany balances was as follows: (in thousands)

	Three Months Ended March 31,
	2021	2020
Translation (gain) loss	$(572)	$6,283
Letters of Credit
As of both March 31, 2021 and December 31, 2020, the Company had $15.3 million of letters of credit issued in the ordinary course of business, all of which are undrawn.
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
The Company also provides its customers with service warranties associated with product replacement and related services for the first 30 days after the generation and installation of new or modified customer contracts. These are considered a separate performance obligation and are determined to be satisfied upon completion of the warranty period. As of March 31, 2021 and December 31, 2020, the Company had warranty service reserves of $5.6 million and $5.7 million, respectively, which are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
During the three months ended March 31, 2021 and 2020, the Company recognized revenues of $116.2 million and $133.5 million, respectively, that were included in the deferred revenue balance as of December 31, 2020 and 2019, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2021, approximately $3.0 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 62% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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

3. Long-Term Debt
The Company’s debt at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
7.875% Senior Secured Notes Due 2022	$677,000	$6,905	$(4,084)	$679,821
7.625% Senior Notes Due 2023	400,000	—	(2,031)	397,969
8.500% Senior Secured Notes Due 2024	225,000	—	(3,304)	221,696
6.750% Senior Secured Notes Due 2027	600,000	—	(5,537)	594,463
Senior Secured Term Loan - noncurrent	931,000	—	(10,375)	920,625
Total Long-Term Debt	2,833,000	6,905	(25,331)	2,814,574
Senior Secured Term Loan - current	9,500	—	—	9,500
Total Debt	$2,842,500	$6,905	$(25,331)	$2,824,074

	December 31, 2020
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
7.875% Senior Secured Notes due 2022	$677,000	$7,885	$(4,697)	$680,188
7.625% Senior Notes Due 2023	400,000	—	(2,241)	397,759
8.500% Senior Secured Notes Due 2024	225,000	—	(3,530)	221,470
6.750% Senior Secured Notes Due 2027	600,000	—	(5,771)	594,229
Senior Secured Term Loan - noncurrent	933,375	—	(10,921)	922,454
Total Long-Term Debt	2,835,375	7,885	(27,160)	2,816,100
Current Debt:
Senior Secured Term Loan - current	9,500	—	—	9,500
Total Debt	$2,844,875	$7,885	$(27,160)	$2,825,600

(1)Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 were $1.6 million and $1.7 million, respectively.

2022 Notes
As of March 31, 2021, APX Group, Inc., a wholly owned subsidiary of the Company (“APX”) had $677.0 million outstanding aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes”). The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2024 notes (as defined below), the revolving credit facilities and the Term Loan, in all cases, subject to certain exceptions and permitted liens.
2023 Notes
As of March 31, 2021, APX had $400.0 million outstanding aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes”) with a maturity date of September 1, 2023.
2024 Notes

As of March 31, 2021, APX had $225.0 million outstanding aggregate principal amount of 8.50% senior secured notes due 2024 (the “2024 notes” and, together with the 2022 notes and the 2027 notes, the “existing senior secured notes”). The 2024 notes will mature on November 1, 2024, unless, under “Springing Maturity” provisions, on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the indenture for the 2023 notes, in which case the 2024 Notes will mature on June 1, 2023. The 2024 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facilities and the Term Loan, in all each case, subject to certain exceptions and permitted liens.
2027 Notes
As of March 31, 2021, APX had $600.0 million outstanding aggregate principal amount of 6.75% senior secured notes due 2027 (the “2027 notes” and, together with the 2022 notes, the 2023 notes and the 2024 notes the “Notes”). The 2027 notes will mature on February 15, 2027, unless, under “Springing Maturity” provisions on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the indenture governing the 2023 notes, in which case the 2027 Notes will mature on June 1, 2023. The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facility and the Term Loan, in each case, subject to certain exceptions and permitted liens.
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
Term Loan
As of March 31, 2021, APX had outstanding term loans in an aggregate principal amount of $940.5 million (the “Term Loan”) under its amended and restated credit agreement. APX is required to make quarterly amortization payments under the Term Loan in an amount equal to 0.25% of the aggregate principal amount of the Term Loan outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loan will be due and payable in full on December 31, 2025, unless, pursuant to a “Springing Maturity” provision on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been repaid or redeemed, in which case the Term Loan will mature on June 1, 2023.
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
Borrowings under the amended and restated revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at APX’s option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings under the Series C Revolving Commitments of approximately $330.8 million is 2.0% per annum. The applicable margin for LIBOR rate-based borrowings under the Series C Revolving Commitments is currently 3.0% per annum. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on APX meeting a consolidated first lien net leverage ratio test at the end of each fiscal quarter.
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
APX is not required to make any scheduled amortization payments under the revolving credit facility. The commitments under the revolving credit facility expired on March 31, 2021 with respect to the commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility. The principal amount outstanding under the Series C Revolving Credit Commitments will be due and payable in full on February 14, 2025, unless “Springing Maturity” provisions apply. Under the “Springing Maturity” provisions, principal amounts outstanding will be due:
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
There were no outstanding borrowings under the revolving credit facility as of March 31, 2021 and December 31, 2020. As of March 31, 2021 the Company had $315.5 million of availability under the revolving credit facility (after giving effect to $15.3 million of letters of credit outstanding and no borrowings).
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

Deferred financing costs are amortized to interest expense over the life of the issued debt.    The Company had no debt issuances or related modification or extinguishment costs during the three months ended March 31, 2021.
The following table presents deferred financing activity for the three months ended March 31, 2021 and 2020 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2020	Additions	Early Extinguishment	Amortized	Balance March 31, 2021
Revolving Credit Facility	$1,667	$—	$—	$(100)	$1,567
2020 Notes	—	—	—	—	—
2022 Private Placement Notes	—	—	—	—	—
2022 Notes	4,697	—	—	(613)	4,084
2023 Notes	2,241	—	—	(210)	2,031
2024 Notes	3,530	—	—	(226)	3,304
2027 Notes	5,771	—	—	(234)	5,537
Term Loan	10,921	—	—	(546)	10,375
Total Deferred Financing Costs	$28,827	$—	$—	$(1,929)	$26,898

	Unamortized Deferred Financing Costs
	Balance December 31, 2019	Additions	Early Extinguishment	Amortized	Balance March 31, 2020
Revolving Credit Facility	$1,123	$1,027	$—	$(183)	$1,967
2020 Notes	1,721	—	(1,565)	(156)	—
2022 Private Placement Notes	451	(205)	(221)	(25)	—
2022 Notes	9,532	—	(2,247)	(749)	6,536
2023 Notes	3,081	—	—	(210)	2,871
2024 Notes	4,431	—	—	(226)	4,205
2027 Notes	—	6,551	—	(78)	6,473
Term Loan	7,822	5,461	(235)	(428)	12,620
Total Deferred Financing Costs	$28,161	$12,834	$(4,268)	$(2,055)	$34,672

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
The following table summarizes the RIC receivables (in thousands):

	March 31, 2021	December 31, 2020
RIC receivables, gross	$130,762	$145,000
RIC allowance	(28,322)	(28,848)
Imputed interest	(10,333)	(13,275)
RIC receivables, net	$92,107	$102,877

Classified on the unaudited condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$44,918	$44,931
Long-term notes receivables and other assets, net	47,189	57,946
RIC receivables, net	$92,107	$102,877
The changes in the Company’s RIC allowance were as follows (in thousands):

	Three months ended March 31, 2021	Three months ended March 31, 2020
RIC allowance, beginning of period	$28,848	$39,218
Write-offs	(3,877)	(7,222)
Recoveries	1,134	1,705
Additions from RICs originated during the period	1,148	3,189
Change in expected credit losses	—	1,515
Other adjustments (1)	1,069	(951)
RIC allowance, end of period	$28,322	$37,454

(1) Other adjustments primarily reflect changes in foreign currency exchange rates related to Canadian RICs.
The amount of RIC imputed interest income recognized in recurring and other revenue was $2.2 million and $2.9 million during the three months ended March 31, 2021 and 2020, respectively.

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
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the three months ended March 31, 2020:

Recapitalization
(in thousands)
Cash - Mosaic (net of redemptions)	$35,344
Cash - Subscribers and Forward Purchasers	453,221
Less fees to underwriters and other transaction costs	(23,478)
Net cash received from recapitalization	465,087
Less: Warrant derivative liabilities assumed	(40,094)
Less: non-cash net liabilities assumed from Mosaic	(5)
Less: deferred and accrued transaction costs	(2,740)
Net contributions from recapitalization	$422,248
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
Earnout consideration
Following the closing of the Merger, holders of Vivint common stock and holders of rollover restricted stock units (“Rollover RSUs”), the rollover stock appreciation rights (“Rollover SARs”), the shares of rollover restricted stock (“Rollover Restricted Stock”) and any awards granted under the Company rollover long-term incentive program (“Rollover LTIP Plans”) (together, “Rollover Equity Awards”) had the contingent right to receive, in the aggregate, up to 37,500,000 shares of Common Stock if, from the closing of the Merger until the fifth anniversary thereof, the dollar volume-weighted average price of Common Stock exceeded certain thresholds. The first issuance of 12,500,000 earnout shares occurred when the volume-weighted average price of Common Stock exceeded $12.50 for any 20-trading days within any 30-trading day period (the “First Earnout”). The second issuance of 12,500,000 earnout shares occurred when the volume weighted average price of Common Stock exceeded $15.00 for any 20-trading days within any 30-trading day period (the “Second Earnout”). The third issuance of 12,500,000 earnout shares occurred when the volume weighted average price of Common Stock exceeded $17.50 for any 20-trading days within any 30-trading day period (the “Third Earnout”) (as further described in the Merger Agreement).
Subsequent to the closing of the Merger, the cumulative issuance of 37,321,352 shares of Common Stock occurred after attainment of the First Earnout, Second Earnout and Third Earnout in February, March and September 2020, respectively. The difference in the shares issued in the earnouts and the aggregate amounts defined in the Merger Agreement above are primarily attributable to unissued shares reserved for future issuance to holders of Rollover Equity Awards, which are subject to the same vesting terms and conditions as the underlying Rollover Equity Awards. Additionally, shares were withheld from employees to satisfy the mandatory tax withholding requirements. The Company has determined that the earnout shares issued to non-employee shareholders and to holders of Vivint common stock and vested Rollover Equity Awards qualify for the scope exception in ASC 815-10-15-74(a) and meet the criteria for equity classification under ASC 815-40. These earnout shares were initially measured at fair value at Closing. Upon the attainment of the share price targets, the earnout shares delivered to the equity holders are recorded in equity as shares issued, with the appropriate allocation to common stock at par and additional paid-in capital. Since all earnout shares have determined to be equity-classified, there is no remeasurement unless reclassification is required. For the earnout shares associated with unvested Rollover Equity Awards, the Company has determined that they qualify for equity classification and are subject to stock-based compensation expense under ASC 718.

6. Balance Sheet Components
The following table presents material balance sheet component balances (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses and other current assets
Prepaid expenses	$22,480	$11,286
Deposits	1,561	1,308
Other	2,134	1,744
Total prepaid expenses and other current assets	$26,175	$14,338
Capitalized contract costs
Capitalized contract costs	$3,592,821	$3,491,629
Accumulated amortization	(2,302,645)	(2,173,131)
Capitalized contract costs, net	$1,290,176	$1,318,498
Long-term notes receivables and other assets
RIC receivables, gross	$85,844	$100,069
RIC allowance	(28,322)	(28,848)
RIC imputed interest	(10,333)	(13,275)
Security deposits	1,055	835
Other	9,290	3,729
Total long-term notes receivables and other assets, net	$57,534	$62,510
Accrued payroll and commissions
Accrued commissions	$21,677	$46,353
Accrued payroll	25,386	41,590
Total accrued payroll and commissions	$47,063	$87,943
Accrued expenses and other current liabilities
Accrued interest payable	$33,479	$33,340
Current portion of derivative liability	129,959	142,755
Service warranty accrual	5,575	5,711
Current portion of Term Loan	—	8,063
Accrued taxes	13,909	8,700
Accrued payroll taxes and withholdings	12,434	14,391
Loss contingencies	28,600	26,200
Other	9,064	8,164
Total accrued expenses and other current liabilities	$233,020	$247,324

7. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020	Estimated Useful Lives
Vehicles	$39,583	$39,735	3 - 5 years
Computer equipment and software	74,905	72,616	3 - 5 years
Leasehold improvements	30,327	29,126	2 - 15 years
Office furniture, fixtures and equipment	21,767	21,394	2 - 7 years
Construction in process	5,762	6,180
Property, plant and equipment, gross	172,344	169,051
Accumulated depreciation and amortization	(120,700)	(116,672)
Property, plant and equipment, net	$51,644	$52,379

Property, plant and equipment, net includes approximately $16.9 million and $17.6 million of assets under finance lease obligations at March 31, 2021 and December 31, 2020, respectively, net of accumulated amortization of $23.5 million and $23.0 million, respectively. Depreciation and amortization expense on all property, plant and equipment was $4.1 million and $5.7 million during the three months ended March 31, 2021 and 2020, respectively. Amortization expense related to assets under finance leases is included in depreciation and amortization expense.

8. Goodwill and Intangible Assets
    Goodwill
As of March 31, 2021 and December 31, 2020, the Company had a goodwill balance of $837.4 million and $837.1 million, respectively. The change in the carrying amount of goodwill during the three months ended March 31, 2021 was the result of foreign currency translation adjustments.
    Intangible assets, net
The following table presents intangible asset balances (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$970,044	$(877,668)	$92,376	$969,158	$(862,352)	$106,806	10 years
Other technology	2,917	(2,604)	313	4,725	(4,309)	416	2 - 7 years
Patents	10,907	(6,995)	3,912	10,843	(6,656)	4,187	5 years
Total definite-lived intangible assets:	$983,868	$(887,267)	$96,601	$1,008,826	$(897,417)	$111,409

Indefinite-lived intangible assets:
Domain names	65	—	65	65	—	65
Total intangible assets, net	$983,933	$(887,267)	$96,666	$1,008,891	$(897,417)	$111,474

Amortization expense related to intangible assets was approximately $15.0 million and $17.4 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, the remaining weighted-average amortization period for definite-lived intangible assets was 1.7 years. Estimated future amortization expense of intangible assets, excluding approximately $0.1 million in patents currently in process, is as follows as of March 31, 2021 (in thousands):

2021 - Remaining Period	$44,905
2022	49,826
2023	720
2024	566
2025	502
Thereafter	—
Total estimated amortization expense	$96,519

9. Financial Instruments
    Cash and Cash Equivalents
Cash equivalents are classified as level 1 assets, as they have readily available market prices in an active market.
The following tables set forth the Company’s cash and cash equivalents' adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$244,280	$—	$—	$244,280
Money market funds	30,064	—	—	30,064
Total cash and cash equivalents	$274,344	$—	$—	$274,344

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$283,750	$—	$—	$283,750
Money market funds	30,049	—	—	30,049
Total cash and cash equivalents	$313,799	$—	$—	$313,799

The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
    Debt
Components of the Company's debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	March 31, 2021		December 31, 2020		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2022 Notes	677,000	682,822	677,000	677,203	7.875%
2023 Notes	400,000	414,080	400,000	415,200	7.625%
2024 Notes	225,000	234,113	225,000	238,545	8.500%
2027 Notes	600,000	644,700	600,000	645,300	6.750%
Term Loan	940,500	940,500	942,875	942,875	N/A
Total	$2,842,500	$2,916,215	$2,844,875	$2,919,123
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
Derivative Financial Instruments
Consumer Financing Program
Under the Consumer Financing Program, the Company pays a monthly fee to Financing Providers based on either the average daily outstanding balance of the Loans or the number of outstanding Loans. For certain Loans, the Company incurs fees at the time of the loan origination and receives proceeds that are net of these fees. The Company also shares the liability for credit losses, depending on the credit quality of the customer. Because of the nature of certain provisions under the Consumer

Financing Program, the Company records a derivative liability that is not designated as a hedging instrument and is adjusted to fair value, measured using the present value of the estimated future payments. Changes to the fair value are recorded through other income, net in the Consolidated Statement of Operations. The following represent the contractual future payment obligations with the Financing Providers under the Consumer Financing Program that are components of the derivative:
•The Company pays either a monthly fee based on the average daily outstanding balance of the Loans, or the number of outstanding Loans, depending on the Financing Provider
•The Company shares the liability for credit losses depending on the credit quality of the customer
•The Company pays transactional fees associated with customer payment processing
The derivative is classified as a Level 3 instrument. The derivative positions are valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and loss severity rates. These derivatives are priced quarterly using a credit valuation adjustment methodology. In summary, the fair value represents an estimate of the present value of the cash flows the Company will be obligated to pay to the Financing Provider for each component of the derivative.
The following table summarizes the fair value and the notional amount of the Company’s outstanding consumer financing program derivative instrument as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Consumer Financing Program Contractual Obligations:
Fair value	$217,096	$227,896
Notional amount	927,860	912,626

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	129,959	142,755
Other long-term obligations	87,137	85,141
Total Consumer Financing Program Contractual Obligation	$217,096	$227,896
Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative instrument for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31, 2021	Three months ended March 31, 2020
Balance, beginning of period	$227,896	$136,863
Additions	26,713	18,717
Settlements	(23,685)	(16,362)
Net (gains) losses included in earnings	(13,828)	2,221
Balance, end of period	$217,096	$141,439
Warrant Liabilities
As a result of the Business Combination, the Company assumed a derivative warrant liability related to previously issued private placement warrants and public warrants in connection with Mosaic’s initial public offering. The fair value of the Company’s public warrants were measured based on the market price of such warrants and were considered a Level 1 fair value measurement. As of January 7, 2021, all public warrants were exercised or redeemed and none were outstanding as of March 31, 2021. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the private placement warrants and are considered a Level 3 fair value measurement. The warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations.
The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 and 2020 is summarized as follows (in thousands):

	Three months ended March 31, 2021
	Public Warrants	Private Placement Warrants	Total Derivative Warrant liability
Balance, beginning of period	$8,063	$75,531	$83,594
Change in fair value of warrant liability	1,350	(29,963)	(28,613)
Write-off fair value of unexercised expired warrants	(490)	—	(490)
Reclassification of derivative liabilities for exercised warrants	(8,923)	—	(8,923)
Balance, end of period	$—	$45,568	$45,568

	Three months ended March 31, 2020
	Public Warrants	Private Placement Warrants	Total Derivative Warrant liability
Warrant liability assumed from the Business Combination	$9,775	$30,319	$40,094
Change in fair value of warrant liability	6,274	10,443	16,717
Balance, end of period	$16,049	$40,762	$56,811

The estimated fair value of the private placement warrant derivative liabilities is determined using Level 3 inputs. Inherent in a Black-Scholes valuation model are assumptions related to expected stock-price volatility, expiration, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expiration of the warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31, 2021	As of March 31, 2020
Number of private placement warrants	5,933,334	5,933,334
Exercise price	$11.5	$11.5
Stock price	$14.32	$12.54
Expiration term (in years)	3.80	4.80
Volatility	65%	65%
Risk-free Rate	0.58%	0.36%
Dividend yield	—%	—%

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
The Company’s effective income tax rate for the three months ended March 31, 2021 and 2020 was approximately a negative 0.28% and 0.54%, respectively. The effective tax rates for the three months ended March 31, 2021 and 2020 differ from the statutory rate primarily due to not benefiting from expected US losses, US state minimum taxes and Canadian tax expense (benefits).
Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets, and evaluating the Company’s uncertain tax positions. In evaluating the ability to realize its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecasted future earnings, and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has maintained a domestic valuation allowance against the deferred tax assets that remain after offset by domestic deferred tax liabilities, and the company currently does not anticipate recording a valuation allowance against net foreign deferred tax assets by the end of the current year.

11. Stock-Based Compensation and Equity
The Company grants stock-based incentive awards to attract, motivate and retain qualified employees and non-employee directors, and to align their financial interests with those of company stockholders. In addition to the rollover awards converted as part of the Business Combination, the Company utilizes a combination of time-based and performance-based restricted stock units.
Rollover Restricted Stock
Compensation expense associated with unvested Rollover Restricted Stock is recognized on a straight-line basis over the remaining vesting period. At March 31, 2021, there was no unrecognized compensation expense related to Rollover Restricted Stock.
Tracking Units
Compensation expense associated with unvested Company tracking units (“Tracking Units”) is recognized on a ratable straight-line basis over the remaining vesting period. At March 31, 2021, 1,682,522 Tracking Units were unvested, and there was $1.4 million unrecognized compensation expense related to Tracking Units.
Rollover SARs
Compensation expense associated with unvested Rollover SARs is recognized on a straight-line basis over the remaining vesting period. At March 31, 2021, there was no unrecognized compensation expense related to Rollover SARs.
Rollover LTIPs
Long-term incentive awards were set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company Rollover LTIPs. In January 2021, the Company made a distribution of Rollover LTIPs to plan participants resulting in the grant of awards and the issuance of 1,609,627 shares of common stock and 847,141 shares of earnouts associated with the LTIPs. At March 31, 2021, there were no remaining long-term incentive awards outstanding and no unrecognized compensation expense related to Rollover LTIPs.
Rollover Restricted Stock Units
Compensation expense associated with unvested Rollover RSUs is recognized on a straight-line basis over the remaining vesting period. At March 31, 2021, there was no unrecognized compensation expense related to Rollover RSUs.
Restricted Stock Units
During the three months ended March 31, 2021, the Company approved grants under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (the “Plan”) of time-vesting restricted stock unit (the “RSUs”) awards (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit) to various levels of key employees. The RSUs are subject to a four year vesting schedule, and 25% of the units will vest on each of the first four anniversaries of the grant date. All vesting shall be subject to the recipient’s continued employment with Vivint Smart Home, Inc. or its subsidiaries through the applicable vesting dates, and certain other vesting criteria as applicable. During the three months ended March 31, 2021, the Company granted 2,682,916 RSUs. As of March 31, 2021, 8,965,010 RSUs were outstanding and $160.0 million unrecognized compensation expense related to RSUs.
Performance Stock Units
During the three months ended March 31, 2021, the Company approved grants under the Plan of performance-vesting restricted stock units (the “PSUs”) (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit). The PSUs predominantly vest based upon the achievement of specified performance goals and the passage of time (1-4 years), in each case, subject to continued employment on the applicable vesting date. Compensation expense is not recognized until achievement of the performance goals is deemed probable. During the three months ended March 31, 2021, the Company granted 2,550,916 PSUs. As of March 31, 2021, 4,949,956 PSUs were outstanding and $73.7 million unrecognized compensation expense related to PSUs

Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating expenses	$9,633	$1,320
Selling expenses	62,796	3,987
General and administrative expenses	14,608	5,484
Total stock-based compensation	$87,037	$10,791

Equity
Class A Common Stock—The Company is authorized to issue 3,000,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At March 31, 2021, there were 208,670,866 shares of Class A common stock issued and outstanding.
Preferred stock—The Company is authorized to issue 300,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2021, there are no preferred stock issued or outstanding.
Warrants—As of March 31, 2021, no public warrants were outstanding. Each whole warrant entitled the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants could only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the units and only whole warrants were traded. The warrants became exercisable 30 days after the completion of the Business Combination.
As of March 31, 2021, 5,933,334 private placement warrants were outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. The private placement warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
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
In December 2020, after meeting the above requirements for redemption, the Company delivered a notice of redemption to redeem all of its outstanding public warrants (“Public Warrants”) for cash, with a redemption date of January 7, 2021 (the

“Redemption Date”) for a redemption price of $0.01 per Public Warrant (the “Redemption Price”). Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement and still held by the initial holders thereof or their permitted transferees are not subject to this redemption. The Public Warrants could have been exercised by the holders thereof prior to or on the Redemption Date to purchase fully paid and non-assessable shares of Common Stock underlying such warrants, at the exercise price of $11.50 per share. All Public Warrants that remained unexercised at 5:00 p.m., New York City time, on the Redemption Date were void and were no longer exercisable, and the holders of those Public Warrants were entitled to receive only the redemption price of $0.01 per warrant.
The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price.
During the three months ended March 31, 2021, 825,016 warrants were exercised for shares of Class A common stock, for which the Company received $10.8 million of cash. During the three months ended March 31, 2020 no warrants were exercised.

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
Legal
The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment claims. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In addition, from time to time the Company is subject to examinations, investigations and/or enforcement actions by federal and state licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). In January 2021, the Company entered into a settlement agreement with the DOJ that resolved this investigation. As part of this settlement, the Company paid $3.2 million to the United States. The Company also received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). In April 2021, the Company entered into a settlement with the FTC that resolved this investigation. As part of this settlement, which was approved by a federal court on May 3, 2021, the Company paid a total of $20 million to the United States and agreed to implement various additional compliance-related measures. U.S. Customs and Border Protection is investigating the Company’s historical compliance with regulations relating to duties and tariffs in connection with its import of certain products from outside the United States. The Department of Justice is also investigating potential violations of the False Claims Act relating to similar issues. The Company is cooperating with these investigations. The company also receives inquiries, including civil investigative demands (“CIDs”), from various State Attorneys General, typically from their respective consumer protection or consumer affairs divisions. In general, litigation and enforcements by regulatory agencies can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings and enforcement actions are difficult to predict and the costs incurred can be substantial. The Company believes the amounts accrued in its financial statements to cover these matters, as disclosed in the following paragraph, are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal and enforcement matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company regularly reviews outstanding legal claims, actions, and enforcement matters to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company had accruals for all such matters of approximately $28.6 million and $26.2 million as of March 31, 2021 and December 31, 2020, respectively. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.

13. Leases
The Company has operating leases for corporate offices, warehouse facilities, research and development and other operating facilities, and other operating assets. Prior to its disposal in December 2020, the Company's operating leases also included a corporate aircraft. The Company has finance leases for vehicles, office equipment and other warehouse equipment. The leases have remaining terms of 1 year to 7 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$3,940	$4,174

Finance lease cost:
Amortization of right-of-use assets	$661	$1,407
Interest on lease liabilities	39	158
Total finance lease cost	$700	$1,565

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,230)	$(4,373)
Operating cash flows from finance leases	(39)	(158)
Financing cash flows from finance leases	(500)	(2,243)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$405	$1,255
Finance leases	413	592

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$50,486	$52,880

Current operating lease liabilities	12,062	12,135
Operating lease liabilities	47,081	49,692
Total operating lease liabilities	$59,143	$61,827

Finance Leases
Property, plant and equipment, gross	$40,419	$40,571
Accumulated depreciation	(23,499)	(22,976)
Property, plant and equipment, net	$16,920	$17,595

Current finance lease liabilities	$3,208	$3,356
Finance lease liabilities	1,701	2,460
Total finance lease liabilities	$4,909	$5,816

Weighted Average Remaining Lease Term
Operating leases	5 years	5 years
Finance leases	1.4 years	1.6 years
Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	4%	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021 (excluding the three months ended March 31, 2021)	$12,325	$2,503
2022	14,471	2,404
2023	13,943	152
2024	13,492	20
2025	8,079	—
Thereafter	8,747	—
Total lease payments	71,057	5,079
Less imputed interest	(11,914)	(170)
Total	$59,143	$4,909

14. Related Party Transactions
    Transactions with Vivint Solar
Vivint Solar, Inc. (“Solar”) has historically been considered a related party of the Company due to the Company and Solar being under the common control of of our former parent 313 Acquisition LLC. In October 2020 Solar was acquired by SunRun, Inc. in an all-stock transaction (“SunRun Acquisition”). Upon completion of the SunRun Acquisition, the Company and Solar were no longer under the common control of 313 and therefore the Company and Solar are no longer related parties.
The Company was a party to a number of agreements with Solar. In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company agreed to act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. Prior to the SunRun Acquisition, net expenses charged to Solar in connection with these agreements was $1.0 million during the three months ended March 31, 2020. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was immaterial at March 31, 2021 and December 31, 2020.
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
Other Related-party Transactions
The Company incurred $0.1 million expenses during each of the three months ended March 31, 2021 and 2020, for other related-party transactions including contributions to the charitable organization Vivint Gives Back and other services. Accrued expenses and other current liabilities included on the Company's balance sheets associated with these related-party transactions was immaterial at March 31, 2021 and $0.1 million at December 31, 2020.
Transactions with Blackstone
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Reorganization”). In connection with the Reorganization, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $1.4 million and $1.7 million during the three months ended March 31, 2021 and 2020, respectively. Accrued expenses and other current liabilities and accounts payable at March 31, 2021, included liabilities to BMP in regards to the monitoring fee for $9.5 million.

Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three months ended March 31, 2021 and 2020 the Company incurred no costs associated with such services.
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
An affiliate of Blackstone participated as one of the arrangers in the original Term Loan in September 2018 and again in the Term Loan amendment and restatement in February 2020 and received approximately $1.5 million of total fees associated with these transactions.

    As of March 31, 2021 and December 31, 2020, affiliates of Blackstone held $187.0 million and $166.1 million, respectively, of outstanding aggregate principal of the Term Loan.
In February 2020, an affiliate of Fortress participated as a lender in the amended and restated Term Loan and received $0.9 million in lender fees. As of March 31, 2021, Fortress held $72.5 million, $19.8 million, $11.7 million and $173.3 million in the 2023 Notes, 2024 Notes, 2027 Notes and Term Loan, respectively. As of December 31, 2020, Fortress held $72.5 million, $19.9 million, $11.7 million and $173.7 million in the 2023 Notes, 2024 Notes, 2027 Notes and Term Loan, respectively
Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

15. Employee Benefit Plan
The Company offers eligible employees the opportunity to contribute a percentage of their earned income into company-sponsored 401(k) plans.
From January 1, 2018 through May 2, 2020, participants in the 401(k) plans were eligible for the Company’s matching program. This matching program was suspended, effective May 2, 2020 and reinstated, effective January 1, 2021. Additionally, at the end of 2020, the Company made a one-time contribution to the matching program. Under this reinstated program, the Company matches an employee’s contributions to the 401(k) savings plan dollar-for-dollar up to 3% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 2% of such employee’s eligible earnings. The maximum match available under the 401(k) plan is 4% of the employee’s eligible earnings. All contributions under the reinstated program vest immediately.
During the three months ended March 31, 2021 and 2020, $2.7 million and $2.0 million in matching contributions were made to the plans, respectively.

16. Restructuring and Asset Impairment Charges
In March 2020, the Company announced a number of cost reduction initiatives that are expected to reduce certain of the Company’s General and Administrative, Customer Service, and Sales Support fixed costs. The Company completed the majority of these cost reduction initiatives in the first quarter of 2020. In addition to resulting in meaningful cost reductions, the Company’s initiatives are expected to streamline operations, focus engineering and innovation and provide a better focus on driving customer satisfaction. These actions resulted in one-time cash employee severance and termination benefits expenses of $20.9 million during three months ended March 31, 2020. These costs included $11.1 million in stock-based compensation expense associated with the accelerated vesting of stock-based awards to certain executives related to separation agreements.

17. Segment Reporting and Business Concentrations
For the three months ended March 31, 2021 and 2020, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended March 31, 2021	$327,345	$15,948	$343,293
Three months ended March 31, 2020	285,422	17,810	303,232

18. Basic and Diluted Net Loss Per Share
The Company computes basic loss per share by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding plus the effect of potentially dilutive shares to purchase common stock. The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants, and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss available to common stockholders used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. As a result of the Business Combination, the Company has retrospectively adjusted the weighted average number of common shares outstanding prior to January 17, 2020 by multiplying them by the exchange ratio used to determine the number of common shares into which they converted.
The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three and three months ended March 31, 2021 and 2020 (in thousands, except share and per-share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(87,380)	$(145,096)
Gain on change in fair value of warrants, diluted	(29,963)	—
Net loss attributable to common stockholders, diluted	$(117,343)	$(145,096)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	206,791,625	151,010,847
Weighted-average effect of potentially dilutive shares to purchase common stock	2,197,455	—
Shares used in computing net loss attributable per share to common stockholders, diluted	208,989,080	151,010,847
Net loss attributable per share to common stockholders:
Basic	$(0.42)	$(0.96)
Diluted	$(0.56)	$(0.96)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of March 31,
	2021	2020
Rollover SARs	2,452,311	3,402,188
Rollover LTIPs	—	4,633,738
Rollover RSUs	51,929	51,929
RSUs	9,272,573	9,369,305
PSUs	4,692,084	5,193,238
Public warrants	—	11,500,000
Private placement warrants	—	5,933,334
Earnout shares reserved for future issuance	26,613	14,303,786

See Note 11 for additional information regarding the terms of the Rollover SARs, Rollover LTIPs, Rollover RSUs, RSUs, PSUs, and public and private placement warrants, and see Note 5 for additional information regarding the earnout shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained herein and the consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in our Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on May 12, 2021 (the “Form 10-K/A”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Form 10-K/A. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vivint Smart Home, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and 2020, respectively, present the financial position and results of operations of Vivint Smart Home, Inc. and its wholly-owned subsidiaries.
Business Overview
Vivint Smart Home is a leading smart home platform company serving approximately 1.7 million subscribers as of March 31, 2021. Our mission is to redefine the home experience through intelligently designed cloud-enabled solutions, delivered to every home by people who care. Our brand name, Vivint, represents “to live intelligently,” and our solutions help our subscribers do just that.
We make creating a smart home easy and affordable with an integrated platform, best-in-class products, hassle-free professional installation and zero percent interest rate consumer financing for most customers. We help consumers create a customized solution for their home by integrating smart cameras (indoor, outdoor, doorbell), locks, lights, thermostats, garage door control, car protection and a host of safety and security sensors. As of March 31, 2021, on average our subscribers had 15 security and smart home devices in each home.
We provide a fully integrated solution for consumers with our vertically integrated business model which includes hardware, software, sales, installation, support and professional monitoring. This model strengthens our ability to deliver superior experiences at every customer touchpoint and a complete end-to-end smart home experience. This seamless integration of high-quality products and services results in an average subscriber lifetime of approximately eight years, as of March 31, 2021.
Our cloud-based home platform currently manages more than 20 million in-home devices as of March 31, 2021. Our subscribers are able to interact with their connected home by using their voice or mobile device—anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends and visitors. Our average subscriber engages with our smart home app multiple times per day.
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
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation, amortization, stock-based compensation (or non-cash compensation), certain financing fees, changes in the fair value of the derivative liability associated with our public and private warrants and certain other non-recurring expenses or gains.
During the first quarter of 2021, in connection with our re-assessment of our accounting for our public and private warrants, we updated our definition of “Adjusted EBITDA” to exclude the impact of changes in the fair value of the derivative liability associated with our public and private warrants. We do not consider changes in the fair value of the warrants to be directly attributable to our operations and we believe that excluding the impact of changes in the fair value of the warrants from our calculation of Adjusted EBITDA results in a metric that better reflects the results of our operations. Prior period disclosure of Adjusted EBITDA were updated to conform to our updated definition of Adjusted EBITDA.
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
•does not include changes in the fair value of the warrant liabilities; and
•does not include non-cash stock-based employee compensation expense and other non-cash charges.
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
Recent Developments
COVID-19 update
In December 2019, COVID-19 was first reported and on March 11, 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic.
Operational update. We have implemented a number of operational changes to continue to provide the same level of service our customers have come to rely on, while caring for the well-being of our customers and employees:
•We transitioned more than 1,500 customer care professionals to effective work-from-home environments where they continue to provide uninterrupted customer service.
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
•Although not required, we are encouraging our employees to receive COVID-19 vaccinations by offering incentives to customer facing employees and by providing vaccines at our on site clinic located at our Provo, Utah headquarters.
•We are developing a plan for employees to return to the office later in 2021, utilizing a hybrid model in which employees split their time between working from the office and from home.
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
Despite the recent overall reduction in new COVID-19 cases and the increase in the percentage of the US population receiving vaccinations, the United States continues to struggle with rolling outbreaks of the COVID-19 virus, and the full impact of the pandemic on our business and results of operations will depend on the ultimate duration of the pandemic as well as the severity of any resurgence in COVID-19 cases in the future. While we did not experience a significant adverse financial impact from the COVID-19 pandemic in 2020, our business could be adversely impacted in the future if the COVID-19 pandemic continues for an extended period of time and regions of the country are forced to either delay or roll back plans for reopening their economies, or if government stimulus programs are discontinued or reduced.
Financial update. We have implemented business continuity plans intended to continue to ensure the health, safety, and well-being of our customers, employees and communities, and to protect the financial and operational strength of the company. These plans included reduced discretionary spending, temporarily suspended certain employee benefit programs for a portion of 2020 and received pricing concessions from certain of our key vendors, some of which are short-term in nature, in each case to preserve cash and improve our cost structure. This reduced spending may not be sustainable over time without negatively impacting our results of operations.
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
•Ability to obtain the equipment necessary to generate new subscriber accounts or service our existing subscriber base, due to potential supply chain disruption. For example, although it has not yet had a significant impact on our business, some technology companies are facing shortages of certain components used in our Products, which if prolonged could impact our ability to obtain the equipment needed to support our operations. Such shortages will also likely require us to utilize expedited shipping methods to maintain adequate supply, which would result in increased transportation costs for this equipment.
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
Consumer Financing Program
Vivint Flex Pay became our primary equipment financing model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through third-party financing providers (“Consumer Financing Program” or “CFP”), (2) we offer to a limited number of customers not eligible for the CFP, but who qualify under our underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card.
Although customers pay separately for Products and Services under the Vivint Flex Pay plan, we have determined that the sale of Products and Services are one single performance obligation. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. For RICs, gross deferred revenues are reduced by imputed interest and estimated write-offs. For Products financed through the CFP, gross deferred revenues are reduced by (i) any fees the third-party financing provider (“Financing Provider”) is contractually entitled to receive at the time of loan origination, and (ii) the present value of expected future payments due to Financing Providers.
Under the CFP, qualified customers are eligible for financing offerings (“Loans”) originated by Financing Providers of between $150 and $6,000. The terms of most Loans are determined based on the customer’s credit quality. The annual percentage rates on these Loans is either 0% or 9.99%, depending on the customer’s credit quality, and are either installment or revolving loans with repayment terms ranging from 6- to 60-months.
For certain Financing Provider Loans, we pay a monthly fee based on either the average daily outstanding balance of the installment loans, or the number of outstanding Loans. For certain Loans, we incur fees at the time of the Loan origination and receive proceeds that are net of these fees. For certain Loans, we also share liability for credit losses, with us being responsible for between 2.6% and 100% of lost principal balances. Additionally, we are responsible for reimbursing certain Financing Providers for merchant transaction fees and other fees associated with the Loans. Because of the nature of these provisions, we record a derivative liability at its fair value when the Financing Provider originates Loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by us to the Financing Provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the unaudited condensed consolidated statement of operations.
For certain other Loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the Financing Provider. We record these net proceeds to deferred revenue.
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
We impute the interest on the RIC receivable using a risk adjusted market interest rate and record it as a reduction to deferred revenue and as an adjustment to the face amount of the related receivable. The risk adjusted interest rate considers a number of factors, including credit quality of the subscriber base and other qualitative considerations such as macro-economic factors. The imputed interest income is recognized over the term of the RIC contract as recurring and other revenue on the unaudited condensed consolidated statements of operations.
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of March 31, 2021 consisted of one reporting unit. As of March 31, 2021, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
We have private placement warrants to purchase common stock outstanding that we account for as a derivative warrant liability in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as a liability at fair value and adjust the liability's fair value at each reporting period. The liability is re-measured at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.
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

	Three Months Ended March 31,
	2021	2020
New Subscribers (U.S. only):
Financed through CFP	67%	64%
Paid in Full (ACH, credit or debit card)	31%	29%
Purchased through RICs	2%	7%

This shift in financing from RICs to the CFP has significantly reduced our Net Subscriber Acquisition Cost per New Subscriber, as well as the cash required to acquire New Subscribers. Our Net Subscriber Acquisition Cost per New Subscriber has decreased from $960 as of March 31, 2020 to $66 as of March 31, 2021, a reduction of 93%. Going forward, we expect the percentage of subscriber contracts financed through RICs to remain relatively flat compared to the three months ended March 31, 2021. We will also continue to explore ways of growing our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.
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
We seek to increase our average monthly revenue per user, or AMRU, by continually innovating and offering new smart home solutions that further leverage the investments made to date in our existing platform and sales channels. Since 2010, we have successfully expanded our smart home platform, which has allowed us to generate higher AMRU and in turn realize higher smart home device revenue from new subscribers for these additional offerings. For example, the introduction of our proprietary Vivint Smart Hub, Vivint SkyControl Panel, Vivint Glance Display, Vivint Doorbell Camera Pro, Vivint Indoor Camera, Vivint Outdoor Camera Pro, Vivint Smart Thermostat, Vivint Smart Sensor and Vivint Motion Sensor has expanded our smart home platform. Due to the high rate of adoption of additional smart home devices and tech-enabled services, our AMRU has increased from $56.14 in 2013 to $67.24 for the three months ended March 31, 2021, an increase of 20%. We believe that continuing to grow our AMRU will improve our operating results and operating cash flows over time. Our ability to improve our operating results and cash flows, however, is subject to a number of risks and uncertainties as described in greater detail elsewhere in this filing and there can be no assurance that we will achieve such improvements. To the extent that we do not scale our business efficiently, we will continue to incur losses and require a significant amount of cash to fund our operations, which in turn could have a material adverse effect on our business, cash flows, operating results and financial condition.
Our ability to retain our subscribers also has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is approximately 92 months (or approximately 8 years) as of March 31, 2021. If our expected long-term annualized attrition rate increased by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 86 months. Conversely, if our expected attrition decreased by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 100 months.
Our ability to service our existing customer base in a cost-effective manner, while minimizing customer attrition, also has a significant impact on our financial results and operating cash flows. Critical to managing the cost of servicing our subscribers is limiting the number of calls into our customer care call centers, and in turn, limiting the number of calls requiring the deployment of a smart home professional (“Smart Home Pro”) to the customer’s home to resolve the issue. We believe that our proprietary end-to-end solution allows us to proactively manage the costs to service our customers by directly controlling the design, interoperability and quality of our Products. It also provides us the ability to identify and resolve potential product issues through remote software or firmware updates, typically before the customer is even aware of an issue. Through continued focus in these areas, our Net Service Cost per Subscriber has decreased from $11.76 for the three months ended March 31, 2020 to $10.77 for the three months ended March 31, 2021, a decrease of 8%, while effectively managing subscriber attrition. In 2021, we anticipate service activity returning to more normal levels and therefore expect Net Service Cost per Subscriber to increase compared to 2020.
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
The table below presents our smart home and security subscriber data for the twelve months ended March 31, 2021 and March 31, 2020:

	Twelve months ended March 31, 2021	Twelve months ended March 31, 2020
Beginning balance of subscribers	1,548,201	1,445,349
New subscribers	353,508	318,920
Attrition	(195,640)	(216,068)
Ending balance of subscribers	1,706,069	1,548,201
Monthly average subscribers	1,653,982	1,528,761
Attrition rate	11.8%	14.1%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended March 31, 2021 includes the effect of the 2015 60-month and 2016 42-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended March 31, 2020 includes the effect of the 2014 60-month and 2015 42-month contracts reaching the end of their initial contract term.
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
Expand Monetization of Platform and Related Services
To date, we have made significant investments in our smart home platform and the development of our organization, and expect to leverage these investments to continue expanding the breadth and depth of our Product and Service offerings over time, including integration with third party products to drive future revenue. As smart home technology develops, we will continue expanding these offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home Products, experiences and use cases. As a result of our investments to date, we have over 1.7 million active customers on our smart home platform. We intend to continue developing this platform to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 20 million connected devices, as of March 31, 2021.
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
General and administrative expenses. General and administrative expenses consist largely of research and development, or R&D, finance, legal, information technology, human resources, facilities and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate between one-fourth and one-third of our gross general and administrative expenses, excluding stock-based compensation and the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. We generally expect our general and administrative expenses to decrease in the near to intermediate term, both in absolute dollars and as a percentage of our revenues, resulting from economies of scale as we grow our business.
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

Results of operations

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Total revenues	$343,293	$303,232
Total costs and expenses	424,332	344,496
Loss from operations	(81,039)	(41,264)
Other expenses	6,097	104,620
Loss before taxes	(87,136)	(145,884)
Income tax expense (benefit)	244	(788)
Net loss	$(87,380)	$(145,096)

Key performance measures

	As of March 31,
	2021	2020
Total Subscribers (in thousands)	1,706.1	1,548.2
Total MSR (in thousands)	$82,101	$78,578
AMSRU	$48.12	$50.75
Net subscriber acquisition costs per new subscriber	$66	$960
Average subscriber lifetime (months)	92	92

	Three Months Ended March 31,
	2021	2020
Total MR (in thousands)	$114,431	$101,077
AMRU	$67.24	$65.27
Net service cost per subscriber	$10.77	$11.76
Net service margin	78%	77%

Adjusted EBITDA

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2021	2020
Net loss	$(87.4)	$(145.1)
Interest expense, net	49.8	65.1
Income tax expense (benefit), net	0.2	(0.8)
Depreciation	4.1	5.7
Amortization (1)	142.8	133.6
Stock-based compensation (2)	87.0	10.7
MDR fee (3)	9.3	5.2
Restructuring expenses (4)	—	20.9
Change in fair value of warrant derivative liabilities (5)	(29.1)	16.7
Other (income) expense, net (6)	(14.6)	22.9
Adjusted EBITDA	$162.1	$134.9
____________________

(1)Excludes loan amortization costs that are included in interest expense.
(2)Reflects stock-based compensation costs related to employee and director stock incentive plans.
(3)Costs related to certain of the financing fees incurred under the Vivint Flex Pay program.
(4)Employee severance and termination benefits expenses associated with restructuring plans.
(5)Reflects the change in fair value of the derivative liability associated with our public and private warrants.
(6)Primarily consists of changes in our consumer financing program derivative instrument, foreign currency exchange and other gains and losses associated with financing and other transactions.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenues
The following table provides our revenue for the three month periods ended March 31, 2021 and March 31, 2020 (in thousands, except for percentage):

	Three Months Ended March 31,
	2021	2020	% Change
Recurring and other revenue	$343,293	$303,232	13%
Recurring and other revenue for the three months ended March 31, 2021 increased $40.1 million, or 13%, as compared to the three months ended March 31, 2020. The increase was primarily a result of:
•$31.2 million increase resulting from the change in Total Subscribers;
•$6.2 million increase from certain pilot programs; and
•$1.8 million increase from the change in AMRU.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the three month periods ended March 31, 2021 and March 31, 2020 (in thousands, except for percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Operating expenses	$96,531	$83,160	16%
Selling expenses	114,541	50,723	126%
General and administrative	66,348	50,423	32%
Depreciation and amortization	146,912	139,249	6%
Restructuring expenses	—	20,941	NM
Total costs and expenses	$424,332	$344,496	23%
Operating expenses for the three months ended March 31, 2021 increased by $13.4 million, or 16%, as compared to the three months ended March 31, 2020. Excluding an increase in stock-based compensation of $8.3 million, operating expenses increased by $5.1 million, or 6%, primarily due to increases of:
•$2.9 million in third-party contracted servicing costs,
•$2.4 million in equipment and related costs, and
•$1.2 million in information technology costs.
These increases were partially offset by a decrease of $1.7 million in personnel and related support costs.
Selling expenses, excluding capitalized contract costs, increased by $63.8 million, or 126%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Excluding an increase in stock-based compensation of $58.5 million associated with equity awards granted during the three months ended March 31, 2021, selling expenses increased by $5.3 million, or 11%. This increase was primarily due to increases of:
•$3.3 million in marketing costs, and
•$2.3 million in personnel and related support costs.
This increase was partially offset by a decrease of $1.4 million in information technology costs.
General and administrative expenses increased $15.9 million, or 32%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This included a $9.1 million increase in stock-based compensation primarily associated with grants of equity awards during 2020. Excluding stock-based compensation, general and administrative expenses increased by $6.8 million, or 15%. This increase was primarily due to increases of:
•$5.6 million in the loss contingency accrual recorded in the three months ended March 31, 2021 relating to certain legal matters, and
•$4.9 million in third-party contracted costs primarily for legal and finance services.
These increases were partially offset by decreases of:
•$4.9 million in provisions for bad debt and credit losses and
•$1.3 million in personnel and related support costs.
Depreciation and amortization for the three months ended March 31, 2021 increased $7.7 million, or 6%, as compared to the three months ended March 31, 2020, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the three months ended March 31, 2020 related to employee severance and termination benefits expenses (See Note 16 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net

The following table provides the significant components of our other expenses, net for the three month periods ended March 31, 2021 and March 31, 2020 (in thousands, except for percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Interest expense	$49,803	$65,293	(24)%
Interest income	(44)	(229)	NM
Change in fair value of warrant liabilities	(29,103)	16,717	NM
Other (income) expense, net	(14,559)	22,839	NM
Total other expenses, net	$6,097	$104,620	(94)%

Interest expense decreased $15.5 million, or 24%, for the three months ended March 31, 2021, as compared with the three months ended March 31, 2020, primarily due to lower outstanding debt as a result of the use of proceeds from the Business Combination to pay down debt and the refinancing transaction that occurred in February 2020 (See Note 3 to the accompanying unaudited condensed consolidated financial statements).
Change in fair value of warrant liabilities for each of the three months ended March 31, 2021 and March 31, 2020 represents the change in fair value measurements of our outstanding public and private placement warrants.
Other (income) expense, net resulted in income of $14.6 million for the three months ended March 31, 2021 compared to a loss of $22.8 million for the three months ended March 31, 2020. The other income, net during the three months ended March 31, 2021 was primarily due to:
•$13.8 million decrease in our CFP derivative liability, and
•$0.6 million foreign currency exchange gain.
The other expense, net during the three months ended March 31, 2020 was primarily due to:
•$12.7 million loss on debt modification and extinguishment,
•$6.3 million foreign currency exchange loss, and
•$2.2 million increase in our CFP derivative liability.
Income Taxes
The following table provides the significant components of our income tax expense for the three month periods ended March 31, 2021 and March 31, 2020 (in thousands, except for percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Income tax expense (benefit)	$244	$(788)	NM

Income tax provision resulted in a tax expense of $0.2 million for the three months ended March 31, 2021 and a tax benefit of $0.8 million for the three months ended March 31, 2020. The income tax expense for the three months ended March 31, 2021 resulted primarily from US state minimum taxes and income taxes from our Canadian subsidiary. The income tax benefit for the three months ended March 31, 2020 resulted primarily from losses in our Canadian subsidiary.
Liquidity and Capital Resources
Cash from operations may be affected by various risks and uncertainties, including, but not limited to, the continued effects of the COVID-19 pandemic and other risks detailed in the Risk Factors section of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020. Despite the challenging economic environment caused by the pandemic, based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this filing.
Our primary source of liquidity has historically been cash from operations, proceeds from issuances of debt securities, borrowings under our credit facilities and, to a lesser extent, capital contributions and issuances of equity. As of March 31,

2021, we had $274.3 million of cash and cash equivalents and $315.5 million of availability under our revolving credit facility (after giving effect to $15.3 million of letters of credit outstanding and no borrowings).
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
Cash Flow and Liquidity Analysis
    Our cash flows provided by operating activities include recurring monthly billings, cash received from the sale of Products to our customers that either pay-in-full at the time of installation or finance their purchase of Products under the CFP and other fees received from the customers we service. Cash used in operating activities includes the cash costs to monitor and service our subscribers, a portion of subscriber acquisition costs, interest associated with our debt and general and administrative costs. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity. Currently, the upfront proceeds from the CFP, and subscribers that pay-in-full at the time of the sale of Products, offset a significant portion of the upfront investment associated with subscriber acquisition costs.

    Sales from our direct-to-home channel are seasonal in nature. We make investments in the recruitment of our direct-to-home sales representatives, inventory and other support costs for the April through August sales period prior to each sales season. We experience increases in capitalized contract costs, as well as costs to support the sales force throughout the U.S., prior to and during this time period. The incremental inventory purchased to support the direct-to-home sales season is generally consumed prior to the end of the calendar year in which it is purchased.

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Net cash used in operating activities	$(14,156)	$(32,869)	(57)%
Net cash used in investing activities	(4,548)	(1,901)	139%
Net cash (used in) provided by financing activities	(20,757)	161,661	NM
Cash Flows from Operating Activities
We generally reinvest the cash flows from our recurring monthly billings and cash received from the sale of Products through the Vivint Flex Pay Program associated with the initial installation of the customer's equipment, primarily to (1) maintain and grow our subscriber base, (2) expand our infrastructure to support this growth, (3) enhance our existing smart home services offering, (4) develop new smart home Product and Service offerings and (5) expand into new sales channels. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, and increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.
For the three months ended March 31, 2021, net cash used in operating activities was $14.2 million. This cash used was primarily from a net loss of $87.4 million, adjusted for:
•$233.1 million in non-cash amortization, depreciation, and stock-based compensation;
•$29.1 million gain on warrant derivative change in fair value;
•$4.7 million in provisions for doubtful accounts and credit losses; and

•$5.0 million in deferred income taxes.
Cash provided by operating activities resulting from changes in operating assets and liabilities, including:
•a $19.4 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base;
•a $8.5 million decrease in long-term notes receivables and other assets, net primarily due to decreases in RIC receivables; and
•a $2.4 million decrease in right of use assets.
These sources of operating cash were partially offset by the following changes in operating assets and liabilities:
•a $98.9 million increase in capitalized contract costs;
•a $43.5 million decrease in accrued payroll and commissions, accrued expenses, other current and long-term liabilities;
•a $36.5 million increase in accounts payable, primarily due to timing of vendor payments;
•a $33.0 million increase in inventories due to the ramp down of our direct-to-home summer selling season;
•a $7.5 million increase in accounts receivable;
•a $2.7 million decrease in right of use liabilities; and
•a $11.9 million increase in prepaid expenses and other current assets.
For the three months ended March 31, 2020, net cash used in operating activities was $32.9 million. This cash used was primarily from a net loss of $145.1 million, adjusted for:
•$157.3 million in non-cash amortization, depreciation, and stock-based compensation;
•a $16.7 million loss on warrant derivative change in fair value;
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
These uses of operating cash were partially offset by the following changes in operating assets and liabilities:
•a $40.0 million increase in accounts payable due primarily to increased inventory purchases,
•a $9.3 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base, and
•a $7.1 million decrease in long-term notes receivables, other assets, net and right-of-use assets primarily due to amortization of right-of-use lease assets and a decrease in notes receivables associated with RICs.
Net cash interest paid for the three months ended March 31, 2021 and 2020 related to our indebtedness (excluding finance leases) totaled $48.0 million and $53.2 million, respectively. Our net cash flows from operating activities for the three months ended March 31, 2021 and 2020, before these interest payments, were cash inflows of $33.9 million and $20.3 million, respectively. Accordingly, our net cash provided by operating activities were insufficient to cover interest payments for the three months ended March 31, 2021 and 2020.

Cash Flows from Investing Activities

    Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the three months ended March 31, 2021, net cash used in investing activities was $4.5 million primarily associated with capital expenditures of $4.6 million.
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
For the three months ended March 31, 2021, net cash used by financing activities was $20.8 million, consisting of $28.7 million for taxes paid related to net share settlements of stock-based compensation awards and $2.4 million of repayments on existing notes. These cash uses were offset by $10.8 million from the exercise of warrants .
For the three months ended March 31, 2020, net cash provided by financing activities was $161.6 million, consisting of proceeds from the issuance of $600.0 million aggregate principal amount of 2027 Notes and $950.0 million in borrowings under Term Loans, $465.1 million capital contribution associated with the Merger, and $190.0 million in borrowings on our revolving credit facility. These cash proceeds were offset by $1,747.2 million of repayments on existing notes, $270.0 million of repayments on our revolving credit facility, $11.9 million in financing costs, $2.2 million of repayments under our finance lease obligations and $1.0 million for taxes paid related to net share settlements of stock-based compensation awards.
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of March 31, 2021, we had $2.84 billion of total debt outstanding, consisting of $677.0 million of outstanding 7.875% senior secured notes due 2022 (the “2022 notes”), $400.0 million of outstanding 7.625% senior notes due 2023 (the “2023 notes”), $225.0 million of outstanding 8.50% senior secured notes due 2024 (the “2024 notes”), $600.0 million of outstanding 6.75% senior secured notes due 2027 (the “2027 notes,” and together with the 2022 notes, 2023 notes and 2024 notes, the “Notes”), $940.5 million of borrowings outstanding under the 2025 Term Loan B (as defined below) and no borrowings outstanding under our revolving credit facility (with $315.5 million of additional availability under the revolving credit facility after giving effect to $15.3 million of letters of credit outstanding).
    2022 Notes
    As of March 31, 2021, APX had $677.0 million outstanding aggregate principal amount of its 2022 notes. Interest on the 2022 notes is payable semi-annually in arrears on June 1 and December 1 of each year.
    We may, at our option, redeem at any time and from time to time some or all of the 2022 notes at 100.000% of the aggregate principal amount of the 2022 notes redeemed, plus any accrued and unpaid interest to the date of redemption.
    The 2022 notes mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any springing maturity provisions set forth in the agreements governing such pari passu lien indebtedness.
    2023 Notes
    As of March 31, 2021, APX had $400.0 million outstanding aggregate principal amount of its 2023 notes. Interest on the 2023 notes is payable semi-annually in arrears on September 1 and March 1 of each year. The 2023 notes mature on September 1, 2023.

    From and after September 1, 2020, we may, at our option, redeem at any time and from time to time some or all of the 2023 notes at 103.813% of the aggregate principal amount of the 2023 notes redeemed, declining to par from and after September 1, 2022, in each case, plus any accrued and unpaid interest to the date of redemption.
    2024 Notes
    As of March 31, 2021, APX had $225.0 million outstanding aggregate principal amount of its 2024 notes. Interest on the 2024 notes is payable semi-annually in arrears on May 1 and November 1 of each year.
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
2027 Notes
    As of March 31, 2021, APX had $600.0 million outstanding aggregate principal amount of its 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year.
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
2025 Term Loan B
As of March 31, 2021, APX had $940.5 million outstanding aggregate principal amount of its term loans (the “2025 Term Loan B”).
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
As of March 31, 2021 we had $315.5 million of availability under our revolving credit facility (after giving effect to $15.3 million of letters of credit outstanding and no borrowings). Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. The applicable margin for base rate-based borrowings (1)(a) under the Series A Revolving Commitments of approximately $10.9 million and the Series C Revolving Commitments of approximately $330.8 million is currently 2.0% and (b) under the Series B Revolving Commitments of approximately $8.3 million is currently 3.0% and (2) the applicable margin for LIBOR rate-based borrowings (a) under the Series A Revolving Commitments and the Series C Revolving Commitments is currently 3.0% per annum and (b) under the Series B Revolving Commitments is currently 4.0%. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on our meeting a consolidated first lien net leverage ratio test.
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
APX is not required to make any scheduled amortization payments under the revolving credit facility. The commitments under the revolving credit facility expired on March 31, 2021 with respect to the commitments under the Series A Revolving Credit Facility and Series B Revolving Credit Facility. The principal amount outstanding under the Series C Revolving Credit Commitments will be due and payable in full on February 14, 2025 (or the applicable springing maturity date if the Revolving Springing Maturity Condition applies) with respect to the $330.8 million of availability. The “Revolver Springing Maturity Condition” applies if (i) on the 2022 Springing Maturity Date, an aggregate principal amount of the Borrower’s 7.875% Senior Secured Notes Due 2022 (the “2022 Notes”) in excess of $350.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Fourth Amended and Restated Credit Agreement, (ii) on the 2023 Springing Maturity Date, an aggregate principal amount of the 2023 Notes in excess of $125.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Fourth Amended and Restated Credit Agreement or (iii) on the 2024 Springing Maturity Date, an aggregate principal amount of the Borrower’s 8.500% Senior Secured Notes Due 2024 (the “2024 Notes”) in excess of $125.0 million are either outstanding or have not been repaid or redeemed with certain qualifying proceeds specified in the Fourth Amended and Restated Credit Agreement. The “2022 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2022 Notes, the “2023 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2023 Notes and the “2024 Springing Maturity Date” means the date that is 91 days before the maturity date with respect to the 2024 Notes.
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

	Three months ended March 31, 2021	Twelve months ended December 31, 2020
	(in thousands)
Recurring and other revenues	$327,343	$1,193,638
Intercompany revenues	5,421	24,000
Total revenues	332,764	1,217,638
Total costs and expenses	413,873	1,470,044
Loss from operations	(81,109)	(252,406)
Other expenses	6,678	340,628
Income tax expense	89	3,037
Net loss	$(87,876)	$(596,071)

	March 31, 2021	December 31, 2020
	(in thousands)
Current assets	$433,920	$425,165
Amounts due from Non-Guarantor Subsidiaries	259,389	251,853
Non-current assets:
Capitalized contract costs	1,246,725	1,270,678
Goodwill	810,130	810,130
Intangible assets, net	89,242	102,981
Other non-current assets	143,773	153,079
Total non-current assets	2,289,870	2,336,868

Current liabilities	742,522	752,343
Amounts due to Non-Guarantor Subsidiaries	212,947	199,381
Non-current liabilities	$3,644,420	$3,667,402

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
The credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2021, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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
Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Part I. Item 1A—Risk Factors” in Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under the revolving credit facility, incurring other indebtedness, additional equity or other financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.
Covenant Compliance
Under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes, our subsidiary, APX Group's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Covenant Adjusted EBITDA (which measure is defined as “Consolidated EBITDA” in the credit agreements governing the revolving credit facility and 2025 Term Loan B and “EBITDA” in the debt agreements governing the existing notes) for the applicable four-quarter period. Such tests include an incurrence-based maximum consolidated secured debt ratio and consolidated total debt ratio of 4.00 to 1.0 (or, in the case of each of the credit agreements governing the revolving credit facility and the 2025 Term Loan B, 4.25 to 1.00), an incurrence-based minimum fixed charge coverage ratio of 2.00 to 1.0, and, solely in the case of the credit agreement governing the revolving credit facility, a maintenance-based maximum consolidated first lien secured debt ratio of 5.95 to 1.0, each as determined in accordance with the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes, as applicable. Non-compliance with these covenants could restrict our ability to undertake certain activities or result in a default under the credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes. As of March 31, 2021, our consolidated first lien secured debt ratio was 2.60 to 1.0, our consolidated total debt ratio was 3.46 to 1.0 and our fixed charge coverage ratio was 4.15 to 1.0, in each case based on Covenant Adjusted EBITDA for the four quarters ended March 31, 2021 and as calculated in accordance with the applicable debt agreements.
“Covenant Adjusted EBITDA” is defined as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation, changes in the fair value of the derivative liability associated with our public and private warrants and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the agreements governing our Notes, the credit agreement governing the 2025 Term Loan B and the credit agreement governing our revolving credit facility.
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

The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

Twelve months ended March 31, 2021
Net loss	$(537,482)
Interest expense, net	205,162
Other income, net	(26,925)
Income tax expense, net	3,869
Depreciation and amortization (1)	85,656
Amortization of capitalized contract costs	492,838
Non-capitalized contract costs (2)	273,394
Stock-based compensation (3)	274,484
Change in fair value of warrant derivative liabilities (4)	63,430
Other adjustments (5)	77,964
Adjustment for a change in accounting principle (Topic 606) (6)	(88,636)
Covenant Adjusted EBITDA	$823,754
____________________

(1)Excludes loan amortization costs that are included in interest expense.
(2)Reflects subscriber acquisition costs that are expensed as incurred because they are not directly related to the acquisition of specific subscribers. Certain other industry participants purchase subscribers through subscriber contract purchases, and as a result, may capitalize the full cost to purchase these subscriber contracts, as compared to our organic generation of new subscribers, which requires us to expense a portion of our subscriber acquisition costs under GAAP. (See Note 1 to the accompanying unaudited condensed consolidated financial statements)
(3)Reflects stock-based compensation costs related to employee and director stock and stock incentive plans.
(4)Reflects the change in fair value of the derivative liability associated with our public and private warrants.
(5)Other adjustments represent primarily the following items (in thousands):

Twelve months ended March 31, 2021
Loss contingency (a)	$23,200
Consumer financing fees (b)	21,350
Product development (c)	15,110
Monitoring fee (d)	7,953
Certain legal and professional fees (e)	5,947
Hiring, retention and termination payments (f)	3,668
All other adjustments (g)	736
Total other adjustments	$77,964
____________________
(a)Reflects an increase to the loss contingency accrual relating to the regulatory matters described in Note 12 to the accompanying consolidated financial statements.
(b)Monthly financing fees incurred under the Consumer Financing Program.
(c)Costs related to the development of control panels, including associated software, and peripheral devices.
(d)BMP monitoring fee (See Note 14 to the accompanying unaudited condensed consolidated financial statements).
(e)Legal and professional fees associated with strategic initiatives and financing transactions.
(f)Expenses associated with retention bonus, relocation and severance payments to management.
(g)Other adjustments primarily reflect adjustments to eliminate the impact of changes in other accounting principles, add back revenue reduction directly related to purchase accounting deferred revenue adjustments and costs associated with payments to third parties related to various strategic, legal and financing activities.

(6)The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

Twelve months ended March 31, 2021
Net loss	$69,927
Amortization of capitalized contract costs	(492,841)
Amortization of subscriber acquisition costs	332,367
Income tax expense	1,911
Topic 606 adjustments	$(88,636)

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
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in the liability for credit losses depending on the credit quality of the customer, with our Company being responsible for between 5% to 100% of lost principal balances, depending on factors specified in the agreement with such provider. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations. As of March 31, 2021 and December 31, 2020, the fair value of this derivative liability was $217.1 million and $227.9 million, respectively. As we continue to use of Vivint Flex Pay as our primary sales model, we expect our liability to third-party providers to continue to increase substantially and the rate of such increases may accelerate.
For other third-party provider loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36 month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of March 31, 2021, our total finance lease obligations were $4.9 million, of which $3.2 million is due within the next 12 months.
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
Interest Rate Risk
Our revolving credit facility and term loan facility bear interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under these credit facilities. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. Assuming the borrowing of all amounts available under our revolving credit facility, if the 30-day LIBOR rate increases by 1% due to normal market conditions, our interest expense will increase by approximately $12.7 million per annum.
We had no borrowings under the revolving credit facility as of March 31, 2021.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the three months ended March 31, 2021, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $1.6 million, our total assets would have decreased by $32.3 million and our total liabilities would have decreased by $29.0 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the three months ended March 31, 2021, before intercompany eliminations, approximately $15.9 million of our revenues, $322.5 million of our total assets and $289.8 million of our total liabilities were denominated in Canadian Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as March 31, 2021, due to the existence of the material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act as recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal controls over financial reporting related to the Company’s control to review the evaluation of the accounting for complex financial instruments, such as for warrants issued by Mosaic Acquisition Corp. (“Mosaic”), which did not operate effectively to appropriately apply the provisions of Financial Accounting Standards Board Accounting Standards Codification 815-40. Notwithstanding this material weakness, management has concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Our internal control over financial reporting did not detect the proper accounting and reporting for the warrants assumed from Mosaic in the Business Combination. Management identified this error when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). This control deficiency resulted in the Company having to restate its audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2020 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Plan of Remediation of Material Weakness
To remediate the material weakness in the Company’s internal control over financial reporting, the Company has a remediation plan that includes: additional review procedures, additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP.
The Company’s remediation plan has begun to be implemented. The material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. While management believes that the remediation efforts will resolve the identified material weakness, there is no assurance that management’s efforts conducted to date will be sufficient or that additional remediation actions will not be necessary.
Changes in Internal Control Over Financial Reporting
Other than the changes made to as part of the remediation plan described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information required with respect to this item can be found under “Legal” in Note 12, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.

ITEM 1A.	RISK FACTORS
For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Amendment No. 1 to our Annual Report on Form 10-K/A for our Fiscal year 2020. There have been no material changes to the risk factors disclosed in Amendment No. 1 to our Annual Report on Form 10-K/A for our fiscal year 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the periods indicated, which related to shares withheld upon issuance of equity awards to satisfy tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2021	472	$20.75	—	—
February 1 - 28, 2021	959,622	17.37	—	—
March 1 - 31, 2021	703,108	16.95	—	—

(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger dated as of September 15, 2019, by and among Mosaic Acquisition Corp., Maiden Merger Sub, Inc. and Vivint Smart Home, Inc.	8-K	001-38246	2.1	9/16/2019
10.1	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (2021 Time-Based Restricted Stock Units)					X
10.2	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (2021 Performance-Based Restricted Stock Units)					X
10.3	First Amendment, effective May 29, 2018, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc.					X
10.4*	Second Amendment, effective February 26, 2019, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc.					X
10.5*	Third Amendment, effective March 31, 2021, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc.					X
31.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, Todd Pedersen, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information (i) is not material and (ii) would likely cause competitive harm to Vivint Smart Home, Inc. if publicly disclosed.

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

Vivint Smart Home, Inc.

Date:	May 14, 2021	By:	/s/ Todd Pedersen
Todd Pedersen
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 14, 2021	By:	/s/ Dale R. Gerard
Dale R. Gerard
Chief Financial Officer (Principal Financial Officer)