Form 10-Q
period 2021-06-30
Vivint Smart Home, Inc.
filed 2021-08-04
CIK 1713952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2021, there were 208,712,060 shares of Class A common stock outstanding.

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
•risks related to our exposure to variable rates of interest with respect to our revolving credit facility and term loan facility; and
•our inability to maintain effective internal control over financial reporting.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	June 30, 2021	December 31, 2020
		(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$345,181	$313,799
Accounts and notes receivable, net	77,447	64,697
Inventories	67,010	47,299
Prepaid expenses and other current assets	39,452	14,338
Total current assets	529,090	440,133

Property, plant and equipment, net	50,504	52,379
Capitalized contract costs, net	1,372,073	1,318,498
Deferred financing costs, net	1,467	1,667
Intangible assets, net	81,902	111,474
Goodwill	837,853	837,077
Operating lease right-of-use assets	47,844	52,880
Long-term notes receivables and other assets, net	53,069	62,510
Total assets	$2,973,802	$2,876,618
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$139,022	$85,656
Accrued payroll and commissions	94,982	87,943
Accrued expenses and other current liabilities	224,510	247,324
Deferred revenue	373,207	321,143
Current portion of notes payable, net	9,500	9,500
Current portion of operating lease liabilities	11,865	12,135
Current portion of finance lease liabilities	3,174	3,356
Total current liabilities	856,260	767,057

Notes payable, net	2,349,651	2,372,235
Notes payable, net - related party	463,386	443,865
Finance lease liabilities, net of current portion	1,013	2,460
Deferred revenue, net of current portion	717,423	615,598
Operating lease liabilities	44,361	49,692
Warrant derivative liabilities	39,346	75,531
Other long-term obligations	132,696	121,235
Deferred income tax liabilities	276	2,168
Total liabilities	4,604,412	4,449,841
Commitments and contingencies (See Note 12)
Stockholders’ deficit:
Class A Common stock, $0.0001 par value, 3,000,000,000 shares authorized; 208,707,992 and 202,216,341 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	21	20
Preferred stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,651,951	1,548,786
Accumulated deficit	(3,256,697)	(3,095,220)
Accumulated other comprehensive loss	(25,885)	(26,809)
Total stockholders’ deficit	(1,630,610)	(1,573,223)
Total liabilities and stockholders’ deficit	$2,973,802	$2,876,618

See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(As Restated)		(As Restated)
Revenues:
Recurring and other revenue	$355,231	$303,897	$698,524	$607,129
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	90,740	82,259	187,271	165,419
Selling expenses (exclusive of amortization of deferred commissions of $52,926; $48,048; $105,004 and $95,735, respectively, which are included in depreciation and amortization shown separately below)	89,867	65,110	204,408	115,833
General and administrative expenses	62,140	59,969	128,488	110,392
Depreciation and amortization	149,619	140,175	296,531	279,424
Restructuring expenses	—	—	—	20,941
Total costs and expenses	392,366	347,513	816,698	692,009
Loss from operations	(37,135)	(43,616)	(118,174)	(84,880)
Other expenses (income):
Interest expense	50,058	54,515	99,861	119,808
Interest income	(110)	(32)	(154)	(261)
Change in fair value of warrant liabilities	(6,222)	62,202	(35,325)	78,919
Other (income) expense, net	(8,034)	(4,399)	(22,593)	18,440
Loss before income taxes	(72,827)	(155,902)	(159,963)	(301,786)
Income tax expense	1,270	882	1,514	94
Net loss	$(74,097)	$(156,784)	$(161,477)	$(301,880)
Net loss attributable per share to common stockholders:
Basic	$(0.36)	$(0.88)	$(0.78)	$(1.83)
Diluted	$(0.38)	$(0.88)	$(0.94)	$(1.83)
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic	208,685,933	178,411,004	207,749,219	164,782,782
Diluted	209,523,243	178,411,004	209,259,965	164,782,782
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(As Restated)		(As Restated)
Net loss	$(74,097)	$(156,784)	$(161,477)	$(301,880)
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustment	532	1,018	924	(1,411)
Total other comprehensive income (loss)	532	1,018	924	(1,411)
Comprehensive loss	$(73,565)	$(155,766)	$(160,553)	$(303,291)
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except shares)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, beginning of period	208,670,866	$21	$1,625,027	$(3,182,600)	$(26,417)	$(1,583,969)
Issuance of earnout shares	2,607	—	—	—	—	—
Tax withholdings related to net share settlement of equity awards	(12,117)	—	(632)	—	—	(632)
Issuance of common stock upon exercise or vesting of equity awards	46,636	—	—	—	—	—
Net Loss	—	—	—	(74,097)	—	(74,097)
Foreign currency translation adjustment	—	—	—	—	532	532
Stock-based compensation	—	—	27,556	—	—	27,556
Balance, end of period	208,707,992	$21	$1,651,951	$(3,256,697)	$(25,885)	$(1,630,610)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
	(As Restated)
Balance, beginning of period	177,711,910	$18	$1,183,059	$(2,645,118)	$(29,895)	$(1,491,936)
Recapitalization transaction	—	—	(343)	—	—	(343)
Issuance of earnout shares	174,027	—	—	—	—	—
Tax withholdings related to net share settlement of equity awards	(32,952)	—	(599)	—	—	(599)
Warrants exercised	6,490,829	—	105,577	—	—	105,577
Issuance of common stock upon exercise or vesting of equity awards	5,792	—	—	—	—	—
Net Loss	—	—	—	(156,784)	—	(156,784)
Foreign currency translation adjustment	—	—	—	—	1,018	1,018
Stock-based compensation	—	—	47,958	—	—	47,958
Balance, end of period	184,349,606	$18	$1,335,652	$(2,801,902)	$(28,877)	$(1,495,109)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, beginning of period	202,216,341	20	1,548,786	(3,095,220)	(26,809)	(1,573,223)
Issuance of earnout shares	1,239,818	—	—	—	—	—
Tax withholdings related to net share settlement of equity awards	(1,675,319)	—	(29,367)	—	—	(29,367)
Forfeited shares	(17,198)	—	—	—	—	—
Warrants exercised	825,016	—	19,743	—	—	19,743
Issuance of common stock upon exercise or vesting of equity awards	6,119,334	1	—	—	—	1
Net Loss	—	—	—	(161,477)	—	(161,477)
Foreign currency translation adjustment	—	—	—	—	924	924
Stock-based compensation	—	—	112,789	—	—	112,789
Balance, end of period	208,707,992	$21	$1,651,951	$(3,256,697)	$(25,885)	$(1,630,610)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
	(As Restated)
Balance, beginning of period as originally reported	1,009,144	$10	$740,119	$(2,500,022)	$(27,466)	$(1,787,358)
Retroactive application of recapitalization	93,928,453	(1)	2	—	—	—
Adjusted balance, beginning of period	94,937,597	9	740,121	(2,500,022)	(27,466)	(1,787,358)
Recapitalization transaction	59,793,021	6	421,899	—	—	421,905
Issuance of earnout shares	23,370,241	3	(3)	—	—	—
Tax withholdings related to net share settlement of equity awards	(85,933)	—	(1,797)	—	—	(1,797)
Forfeited shares	(161,941)	—	—	—	—	—
Warrants exercised	6,490,829	—	105,577	—	—	105,577
Issuance of common stock upon exercise or vesting of equity awards	5,792	—	—	—	—	—
Net Loss	—	—	—	(301,880)	—	(301,880)
Foreign currency translation adjustment	—	—	—	—	(1,411)	(1,411)
Stock-based compensation	—	—	58,749	—	—	58,749
Restructuring expenses	—	—	11,106	—	—	11,106
Balance, end of period	184,349,606	$18	$1,335,652	$(2,801,902)	$(28,877)	$(1,495,109)

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
		(As Restated)
Cash flows from operating activities:
Net loss	$(161,477)	$(301,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	258,079	233,788
Amortization of customer relationships	29,078	32,911
Depreciation and amortization of property, plant and equipment and other intangible assets	9,374	12,725
Amortization of deferred financing costs and bond premiums and discounts	1,887	2,009
Loss on sale or disposal of assets	172	558
(Gain) loss on warrant derivative liabilities	(35,325)	78,919
Loss on early extinguishment of debt	—	12,710
Expensed issuance costs	—	723
Stock-based compensation	112,789	58,749
Provision for doubtful accounts and expected credit losses	12,983	13,138
Deferred income taxes	(5,110)	(1,165)
Non-cash restructuring expenses	—	11,106
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(26,887)	(16,869)
Inventories	(19,683)	(18,067)
Prepaid expenses and other current assets	(21,168)	(4,117)
Capitalized contract costs, net	(310,355)	(259,271)
Long-term notes receivables, other assets, net	13,062	15,556
Right-of-use assets	5,039	3,813
Accounts payable	50,551	10,258
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	3,634	68,394
Current and long-term operating lease liabilities	(5,603)	(4,176)
Deferred revenue	153,198	128,939
Net cash provided by operating activities	64,238	78,751
Cash flows from investing activities:
Capital expenditures	(8,033)	(5,936)
Proceeds associated with disposal of capital assets	89	1,389
Acquisition of intangible assets	—	(1,119)
Net cash used in investing activities	(7,944)	(5,666)
Cash flows from financing activities:
Proceeds from notes payable	—	1,241,000
Proceeds from notes payable - related party	—	309,000
Repayment of notes payable	(4,750)	(1,574,749)
Repayment of notes payable - related party	—	(174,800)
Borrowings from revolving credit facility	—	359,200
Taxes paid related to net share settlements of stock-based compensation awards	(29,372)	(1,255)
Repayments on revolving credit facility	—	(499,000)
Proceeds from warrant exercises	10,819	74,645
Proceeds from Mosaic recapitalization	—	464,953
Repayments of finance lease obligations	(1,715)	(4,350)
Financing costs	—	(10,977)
Deferred financing costs	—	(12,346)
Net cash (used in) provided by financing activities	(25,018)	171,321
Effect of exchange rate changes on cash	106	(5)
Net increase in cash and cash equivalents	31,382	244,401
Cash and cash equivalents:
Beginning of period	313,799	4,549
End of period	$345,181	$248,950
Supplemental non-cash investing and financing activities:
Reclassification of warrant derivative liability for exercised warrants	$8,924	$—
Capital expenditures included within accounts payable	$1,231	$840
Debt and equity financing costs included within accounts payable	$4,000	$2,365
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company without audit. The accompanying consolidated financial statements include the accounts of Vivint Smart Home, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2020 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services, amounts due from third-party financing providers and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. Accounts receivable totaled $34.3 million and $19.8 million at June 30, 2021 and December 31, 2020, respectively, net of the allowance for doubtful accounts of $9.6 million and $9.9 million at June 30, 2021 and December 31, 2020, respectively. The Company estimates this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $8.3 million and $5.1 million for the three months ended June 30, 2021 and 2020, respectively and $13.0 million and $13.1 million for the six months ended June 30, 2021 and 2020, respectively.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$8,125	$8,471	$9,911	$8,118
Provision for doubtful accounts	8,267	5,055	12,983	13,138
Write-offs and adjustments	(6,771)	(5,097)	(13,273)	(12,827)
Balance at end of period	$9,621	$8,429	$9,621	$8,429

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
Sales of Products and other one-time fees such as service or installation fees are invoiced to the customer at the time of sale. Revenues for any Products or Services that are considered separate performance obligations are recognized when those Products or Services are delivered. Taxes collected from customers and remitted to governmental authorities are not included in revenue. Payments received or amounts billed in advance of revenue recognition are reported as deferred revenue.
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
During the three and six months ended June 30, 2021 and 2020, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of capitalized contract costs	$130,311	$117,645	$258,079	$233,786
Amortization of definite-lived intangibles	15,035	17,368	30,054	34,810
Depreciation of property, plant and equipment	4,273	5,162	8,398	10,828
Total depreciation and amortization	$149,619	$140,175	$296,531	$279,424

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
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 3 “Long-Term Debt.” Deferred financing costs associated with the revolving credit facility reported in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at June 30, 2021 and December 31, 2020 were $1.5 million and $1.7 million, net of accumulated amortization of $11.2 million and $11.0 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at June 30, 2021 and December 31, 2020 were $23.5 million and $27.2 million, net of accumulated amortization of $74.6 million and $70.9 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $1.9 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively and $3.9 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively (See Note 3 “Long-Term Debt” for additional detail).
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
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The current portion of the liability included in accrued payroll and commissions was $4.3 million and $4.1 million at June 30, 2021 and December 31, 2020, respectively, and the noncurrent portion included in other long-term obligations was $23.8 million and $23.8 million at June 30, 2021 and December 31, 2020, respectively.
Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 11 “Stock-Based Compensation and Equity” for additional details).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $26.6 million and $14.0 million for the three months ended June 30, 2021 and 2020, respectively and $43.5 million and $26.8 million for the six months ended June 30, 2021 and 2020, respectively.

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
Concentrations of Supply Risk
As of June 30, 2021, approximately 94% of the Company’s installed panels were the Company's proprietary SkyControl or Smart Hub panels and 6% were 2GIG Go!Control panels. The loss of the Company's SkyControl or Smart Hub panel suppliers could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2021 and 2020.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company’s reporting units are determined based on its current reporting structure, which as of June 30, 2021 consisted of one reporting unit. As of June 30, 2021, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Translation (gain) loss	$(845)	$(2,764)	$(1,417)	$3,519
Letters of Credit
As of both June 30, 2021 and December 31, 2020, the Company had $15.3 million of letters of credit issued in the ordinary course of business, all of which are undrawn.
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
The Company also provides its customers with service warranties associated with product replacement and related services for the first 30 days after the generation and installation of new or modified customer contracts. These are considered a separate performance obligation and are determined to be satisfied upon completion of the warranty period. As of June 30, 2021 and December 31, 2020, the Company had warranty service reserves of $5.6 million and $5.7 million, respectively, which are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
During the six months ended June 30, 2021 and 2020, the Company recognized revenues of $188.3 million and $143.2 million, respectively, that were included in the deferred revenue balance as of December 31, 2020 and 2019, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2021, approximately $3.2 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 62% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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

3. Long-Term Debt
The Company’s debt at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
7.875% Senior Secured Notes Due 2022	$677,000	$5,916	$(3,472)	$679,444
7.625% Senior Notes Due 2023	400,000	—	(1,821)	398,179
8.500% Senior Secured Notes Due 2024	225,000	—	(3,079)	221,921
6.750% Senior Secured Notes Due 2027	600,000	—	(5,303)	594,697
Senior Secured Term Loan - noncurrent	928,625	—	(9,829)	918,796
Total Long-Term Debt	2,830,625	5,916	(23,504)	2,813,037
Senior Secured Term Loan - current	9,500	—	—	9,500
Total Debt	$2,840,125	$5,916	$(23,504)	$2,822,537

	December 31, 2020
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
7.875% Senior Secured Notes due 2022	$677,000	$7,885	$(4,697)	$680,188
7.625% Senior Notes Due 2023	400,000	—	(2,241)	397,759
8.500% Senior Secured Notes Due 2024	225,000	—	(3,530)	221,470
6.750% Senior Secured Notes Due 2027	600,000	—	(5,771)	594,229
Senior Secured Term Loan - noncurrent	933,375	—	(10,921)	922,454
Total Long-Term Debt	2,835,375	7,885	(27,160)	2,816,100
Senior Secured Term Loan - current	9,500	—	—	9,500
Total Debt	$2,844,875	$7,885	$(27,160)	$2,825,600

(1)Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 were $1.5 million and $1.7 million, respectively.

2022 Notes
As of June 30, 2021, APX Group, Inc., a wholly owned subsidiary of the Company (“APX”) had $677.0 million outstanding aggregate principal amount of 7.875% senior secured notes due 2022 (the “2022 notes”). The 2022 notes will mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any “Springing Maturity” provision set forth in the agreements governing such pari passu lien indebtedness. The 2022 notes are secured, on a pari passu basis, by the collateral securing obligations under the 2024 notes (as defined below), the revolving credit facilities and the Term Loan, in all cases, subject to certain exceptions and permitted liens.
2023 Notes
As of June 30, 2021, APX had $400.0 million outstanding aggregate principal amount of the 7.625% senior notes due 2023 (the “2023 notes”) with a maturity date of September 1, 2023.
2024 Notes
As of June 30, 2021, APX had $225.0 million outstanding aggregate principal amount of 8.50% senior secured notes due 2024 (the “2024 notes” and, together with the 2022 notes and the 2027 notes, the “existing senior secured notes”). The 2024 notes will mature on November 1, 2024, unless, under “Springing Maturity” provisions, on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the indenture for the 2023 notes, in which case the 2024 Notes will mature on June 1, 2023. The 2024 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facilities and the Term Loan, in all each case, subject to certain exceptions and permitted liens.
2027 Notes
As of June 30, 2021, APX had $600.0 million outstanding aggregate principal amount of 6.75% senior secured notes due 2027 (the “2027 notes” and, together with the 2022 notes, the 2023 notes and the 2024 notes the “Notes”). The 2027 notes will mature on February 15, 2027, unless, under “Springing Maturity” provisions on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the indenture governing the 2023 notes, in which case the 2027 Notes will mature on June 1, 2023. The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the revolving credit facility and the Term Loan, in each case, subject to certain exceptions and permitted liens.
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
Term Loan
As of June 30, 2021, APX had outstanding term loans in an aggregate principal amount of $938.1 million (the “Term Loan”) under its amended and restated credit agreement. APX is required to make quarterly amortization payments under the Term Loan in an amount equal to 0.25% of the aggregate principal amount of the Term Loan outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loan will be due and payable in full on December 31, 2025, unless, pursuant to a “Springing Maturity” provision on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been repaid or redeemed, in which case the Term Loan will mature on June 1, 2023.
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
There were no outstanding borrowings under the revolving credit facility as of June 30, 2021 and December 31, 2020. As of June 30, 2021 the Company had $315.5 million of availability under the revolving credit facility (after giving effect to $15.3 million of letters of credit outstanding and no borrowings).
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

Deferred financing costs are amortized to interest expense over the life of the issued debt.    The Company had no debt issuances or related modification or extinguishment costs during the six months ended June 30, 2021.
The following table presents deferred financing activity for the six months ended June 30, 2021 and 2020 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2020	Additions	Early Extinguishment	Amortized	Balance June 30, 2021
Revolving Credit Facility	$1,667	$—	$—	$(200)	$1,467
2022 Notes	4,697	—	—	(1,225)	3,472
2023 Notes	2,241	—	—	(420)	1,821
2024 Notes	3,530	—	—	(451)	3,079
2027 Notes	5,771	—	—	(468)	5,303
Term Loan	10,921	—	—	(1,092)	9,829
Total Deferred Financing Costs	$28,827	$—	$—	$(3,856)	$24,971

	Unamortized Deferred Financing Costs
	Balance December 31, 2019	Additions	Early Extinguishment	Amortized	Balance June 30, 2020
Revolving Credit Facility	$1,123	$1,027	$—	$(283)	$1,867
2020 Notes	1,721	—	(1,565)	(156)	—
2022 Private Placement Notes	451	(205)	(221)	(25)	—
2022 Notes	9,532	—	(2,247)	(1,362)	5,923
2023 Notes	3,081	—	—	(420)	2,661
2024 Notes	4,431	—	—	(451)	3,980
2027 Notes	—	6,551	—	(312)	6,239
Term Loan	7,822	5,461	(235)	(1,035)	12,013
Total Deferred Financing Costs	$28,161	$12,834	$(4,268)	$(4,044)	$32,683

Guarantees
All of the obligations under the credit agreement governing the revolving credit facility, the credit agreement governing the Term Loan and the debt agreements governing the Notes are guaranteed by Vivint Smart Home, Inc., APX Group Holdings, Inc., APX Group and each of APX Group's existing and future material wholly owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications). However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the revolving credit facility, the credit agreement governing the Term Loan or the Company's other indebtedness.

4. Retail Installment Contract Receivables
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term notes receivables and other assets, net in the unaudited condensed consolidated unaudited balance sheets.
The following table summarizes the RIC receivables (in thousands):

	June 30, 2021	December 31, 2020
RIC receivables, gross	$111,725	$145,000
RIC allowance	(15,223)	(28,848)
Imputed interest	(9,846)	(13,275)
RIC receivables, net	$86,656	$102,877

Classified on the unaudited condensed consolidated unaudited balance sheets as:
Accounts and notes receivable, net	$43,197	$44,931
Long-term notes receivables and other assets, net	43,459	57,946
RIC receivables, net	$86,656	$102,877
The changes in the Company’s RIC allowance were as follows (in thousands):

	Six months ended June 30, 2021	Six months ended June 30, 2020
RIC allowance, beginning of period	$28,848	$39,219
Write-offs	(9,116)	(13,080)
Recoveries	1,929	3,932
Additions from RICs originated during the period	2,485	4,365
Change in expected credit losses	(8,692)	1,522
Other adjustments (1)	(231)	(1,225)
RIC allowance, end of period	$15,223	$34,733

(1) Other adjustments primarily reflect changes in foreign currency exchange rates related to Canadian RICs.
The amount of RIC imputed interest income recognized in recurring and other revenue was $2.0 million and $2.7 million during the three months ended June 30, 2021 and 2020, respectively and $4.2 million and $5.6 million during the six months ended June 30, 2021 and 2020, respectively.

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the six months ended June 30, 2020:

Recapitalization
(in thousands)
Cash - Mosaic (net of redemptions)	$35,344
Cash - Subscribers and Forward Purchasers	453,221
Less fees to underwriters and other transaction costs	(23,612)
Net cash received from recapitalization	464,953
Less: Warrant derivative liabilities assumed	(40,094)
Less: non-cash net liabilities assumed from Mosaic	(5)
Less: deferred and accrued transaction costs	(2,949)
Net contributions from recapitalization	$421,905
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
Subsequent to the closing of the Merger, the cumulative issuance of 37,323,959 shares of Common Stock occurred after attainment of the First Earnout, Second Earnout and Third Earnout in February, March and September 2020, respectively. The difference in the shares issued in the earnouts and the aggregate amounts defined in the Merger Agreement above are primarily attributable to unissued shares reserved for future issuance to holders of Rollover Equity Awards, which are subject to the same vesting terms and conditions as the underlying Rollover Equity Awards. Additionally, shares were withheld from employees to satisfy the mandatory tax withholding requirements. The Company has determined that the earnout shares issued to non-employee shareholders and to holders of Vivint common stock and vested Rollover Equity Awards qualify for the scope exception in ASC 815-10-15-74(a) and meet the criteria for equity classification under ASC 815-40. These earnout shares were initially measured at fair value at Closing. Upon the attainment of the share price targets, the earnout shares delivered to the equity holders are recorded in equity as shares issued, with the appropriate allocation to common stock at par and additional paid-in capital. Since all earnout shares have determined to be equity-classified, there is no remeasurement unless reclassification is required. For the earnout shares associated with unvested Rollover Equity Awards, the Company has determined that they qualify for equity classification and are subject to stock-based compensation expense under ASC 718.

6. Balance Sheet Components
The following table presents material balance sheet component balances (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses and other current assets
Prepaid expenses	$31,886	$11,286
Deposits	1,715	1,308
Other	5,851	1,744
Total prepaid expenses and other current assets	$39,452	$14,338
Capitalized contract costs
Capitalized contract costs	$3,807,666	$3,491,629
Accumulated amortization	(2,435,593)	(2,173,131)
Capitalized contract costs, net	$1,372,073	$1,318,498
Long-term notes receivables and other assets
RIC receivables, gross	$68,528	$100,069
RIC allowance	(15,223)	(28,848)
RIC imputed interest	(9,846)	(13,275)
Security deposits	831	835
Other	8,779	3,729
Total long-term notes receivables and other assets, net	$53,069	$62,510
Accrued payroll and commissions
Accrued commissions	$70,753	$46,353
Accrued payroll	24,229	41,590
Total accrued payroll and commissions	$94,982	$87,943
Accrued expenses and other current liabilities
Accrued interest payable	$33,129	$33,340
Current portion of derivative liability	125,735	142,755
Service warranty accrual	5,634	5,711
Current portion of warrant derivative liabilities	—	8,063
Accrued taxes	18,371	8,700
Accrued payroll taxes and withholdings	11,938	14,391
Loss contingencies	8,650	26,200
Other	21,053	8,164
Total accrued expenses and other current liabilities	$224,510	$247,324

7. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020	Estimated Useful Lives
Vehicles	$39,289	$39,735	3 - 5 years
Computer equipment and software	76,656	72,616	3 - 5 years
Leasehold improvements	30,348	29,126	2 - 15 years
Office furniture, fixtures and equipment	21,894	21,394	2 - 7 years
Construction in process	6,830	6,180
Property, plant and equipment, gross	175,017	169,051
Accumulated depreciation and amortization	(124,513)	(116,672)
Property, plant and equipment, net	$50,504	$52,379

Property, plant and equipment, net includes approximately $16.3 million and $17.6 million of assets under finance lease obligations at June 30, 2021 and December 31, 2020, respectively, net of accumulated amortization of $23.8 million and $23.0 million, respectively. Depreciation and amortization expense on all property, plant and equipment was $4.3 million and $5.2 million during the three months ended June 30, 2021 and 2020, respectively and $8.4 million and $10.8 million during the six months ended June 30, 2021 and 2020, respectively. Amortization expense related to assets under finance leases is included in depreciation and amortization expense.

8. Goodwill and Intangible Assets
    Goodwill
As of June 30, 2021 and December 31, 2020, the Company had a goodwill balance of $837.9 million and $837.1 million, respectively. The change in the carrying amount of goodwill during the six months ended June 30, 2021 was the result of foreign currency translation adjustments.
    Intangible assets, net
The following table presents intangible asset balances (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$971,377	$(893,422)	$77,955	$969,158	$(862,352)	$106,806	10 years
2GIG 2.0 technology	17,000	(17,000)	—	17,000	(17,000)	—	8 years
Other technology	4,725	(4,517)	208	4,725	(4,309)	416	2 - 7 years
Space Monkey technology	7,100	(7,100)	—	7,100	(7,100)	—	6 years
Patents	11,078	(7,404)	3,674	10,843	(6,656)	4,187	5 years
Total definite-lived intangible assets:	$1,011,280	$(929,443)	$81,837	$1,008,826	$(897,417)	$111,409

Indefinite-lived intangible assets:
Spectrum licenses	$—	$—	$—	$—	$—	$—
IP addresses	—	—	—	—	—	—
Domain names	65	—	65	65	—	65
Total Indefinite-lived intangible assets	65	—	65	65	—	65
Total intangible assets, net	$1,011,345	$(929,443)	$81,902	$1,008,891	$(897,417)	$111,474

Amortization expense related to intangible assets was approximately $15.0 million and $17.4 million for the three months ended June 30, 2021 and 2020, respectively and $30.1 million and $34.8 million during the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, the remaining weighted-average amortization period for definite-lived intangible assets was 1.4 years. Estimated future amortization expense of intangible assets, excluding approximately $0.1 million in patents currently in process, is as follows as of June 30, 2021 (in thousands):

2021 - Remaining Period	$29,968
2022	49,933
2023	750
2024	582
2025	505
Thereafter	—
Total estimated amortization expense	$81,738

9. Financial Instruments
    Cash and Cash Equivalents
Cash equivalents are classified as level 1 assets, as they have readily available market prices in an active market.
The following tables set forth the Company’s cash and cash equivalents' adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or long-term notes receivables and other assets, net as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$315,112	$—	$—	$315,112
Money market funds	30,069	—	—	30,069
Total cash and cash equivalents	$345,181	$—	$—	$345,181

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$283,750	$—	$—	$283,750
Money market funds	30,049	—	—	30,049
Total cash and cash equivalents	$313,799	$—	$—	$313,799

The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
    Debt
Components of the Company's debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	June 30, 2021		December 31, 2020		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2022 Notes	677,000	679,573	677,000	677,203	7.875%
2023 Notes	400,000	411,000	400,000	415,200	7.625%
2024 Notes	225,000	235,935	225,000	238,545	8.500%
2027 Notes	600,000	639,720	600,000	645,300	6.750%
Term Loan	938,125	938,125	942,875	942,875	N/A
Total	$2,840,125	$2,904,353	$2,844,875	$2,919,123
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding consumer financing program derivative instrument as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Consumer Financing Program Contractual Obligations:
Fair value	$219,639	$227,896
Notional amount	1,072,231	912,626

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	125,735	142,755
Other long-term obligations	93,904	85,141
Total Consumer Financing Program Contractual Obligation	$219,639	$227,896
Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative instrument for the six months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30, 2021	Six months ended June 30, 2020
Balance, beginning of period	$227,896	$136,863
Additions	60,366	71,514
Settlements	(47,512)	(30,615)
Net (gains) losses included in earnings	(21,111)	2,221
Balance, end of period	$219,639	$179,983
Warrant Liabilities
As a result of the Business Combination, the Company assumed a derivative warrant liability related to previously issued private placement warrants and public warrants in connection with Mosaic’s initial public offering. The fair value of the Company’s public warrants were measured based on the market price of such warrants and were considered a Level 1 fair value measurement. As of January 7, 2021, all public warrants were exercised or redeemed and none were outstanding as of June 30, 2021. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the private placement warrants and are considered a Level 3 fair value measurement. The warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations.
The change in the fair value of the derivative warrant liabilities for the six months ended June 30, 2021 and 2020 is summarized as follows (in thousands):

	Six months ended June 30, 2021
	Public Warrants	Private Placement Warrants	Total Derivative Warrant liability
Balance, beginning of period	$8,063	$75,531	$83,594
Change in fair value of warrant liability	1,350	(36,185)	(34,835)
Write-off fair value of unexercised expired warrants	(490)	—	(490)
Reclassification of derivative liabilities for exercised warrants	(8,923)	—	(8,923)
Balance, end of period	$—	$39,346	$39,346

	Six months ended June 30, 2020
	Public Warrants	Private Placement Warrants	Total Derivative Warrant liability
Warrant liability assumed from the Business Combination	$9,775	$30,319	$40,094
Change in fair value of warrant liability	49,015	29,904	78,919
Reclassification of derivative liabilities for exercised warrants	(30,933)	—	(30,933)
Balance, end of period	$27,857	$60,223	$88,080

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of June 30, 2021	As of June 30, 2020
Number of private placement warrants	5,933,334	5,933,334
Exercise price	$11.50	$11.50
Stock price	$13.20	$17.33
Expiration term (in years)	3.55	4.55
Volatility	65%	60%
Risk-free Rate	0.57%	0.27%
Dividend yield	—%	—%

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
The Company’s effective income tax rate for the six months ended June 30, 2021 and 2020 was approximately a negative 0.95% and 0.03%, respectively. The effective tax rates for the six months ended June 30, 2021 and 2020 differ from the statutory rate primarily due to not benefiting from expected US losses, US state minimum taxes and Canadian tax expense (benefits).
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
Tracking Units
Compensation expense associated with unvested Company tracking units (“Tracking Units”) is recognized on a ratable straight-line basis over the remaining vesting period. At June 30, 2021, 1,682,522 Tracking Units were unvested, and there was $1.3 million unrecognized compensation expense related to Tracking Units.
Rollover SARs
Compensation expense associated with unvested Rollover SARs is recognized on a straight-line basis over the remaining vesting period. At June 30, 2021, there was no unrecognized compensation expense related to Rollover SARs.
Rollover LTIPs
Long-term incentive awards were set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company Rollover LTIPs. In January 2021, the Company made a distribution of Rollover LTIPs to plan participants resulting in the grant of awards and the issuance of 1,609,627 shares of common stock and 847,141 shares of earnouts associated with the LTIPs. At June 30, 2021, there were no remaining long-term incentive awards outstanding and no unrecognized compensation expense related to Rollover LTIPs.
Restricted Stock Units
During the three months ended June 30, 2021, the Company approved grants under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (the “Plan”) of time-vesting restricted stock unit (the “RSUs”) awards (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit) to various levels of key employees. The RSUs are subject to a four-year vesting schedule, and 25% of the units will vest on each of the first four anniversaries of the grant date. All vesting shall be subject to the recipient’s continued employment with Vivint Smart Home, Inc. or its subsidiaries through the applicable vesting dates, and certain other vesting criteria as applicable. As of June 30, 2021, 6,663,125 RSUs were outstanding and $114.5 million unrecognized compensation expense related to RSUs.
Performance Stock Units
During the three months ended June 30, 2021, the Company approved grants under the Plan of performance-vesting restricted stock units (the “PSUs”) (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit). The PSUs predominantly vest based upon the achievement of specified performance goals and the passage of time (1-4 years), in each case, subject to continued employment on the applicable vesting date. Compensation expense is not recognized until achievement of the performance goals are deemed probable. As of June 30, 2021, 8,549,909 PSUs were outstanding and $104.5 million unrecognized compensation expense related to PSUs.
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses	$1,642	$4,301	$11,275	$5,621
Selling expenses	15,574	19,932	78,370	23,919
General and administrative expenses	10,344	23,725	24,951	29,209
Total stock-based compensation	$27,560	$47,958	$114,596	$58,749

Equity

Class A Common Stock—The Company is authorized to issue 3,000,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At June 30, 2021, there were 208,707,992 shares of Class A common stock issued and outstanding.
Preferred stock—The Company is authorized to issue 300,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2021, there are no preferred stock issued or outstanding.
Warrants—As of June 30, 2021, no public warrants were outstanding. Each whole warrant entitled the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants could only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the units and only whole warrants were traded. The warrants became exercisable 30 days after the completion of the Business Combination.
As of June 30, 2021, 5,933,334 private placement warrants were outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. The private placement warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
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

During the six months ended June 30, 2021, 825,016 warrants were exercised for shares of Class A common stock, for which the Company received $10.8 million of cash. During the six months ended June 30, 2020, 6,490,829 warrants were exercised, for which the Company received $74.6 million of cash.

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
Legal
The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In addition, from time to time the Company is subject to examinations, investigations and/or enforcement actions by federal and state licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). In January 2021, the Company entered into a settlement agreement with the DOJ that resolved this investigation. As part of this settlement, the Company paid $3.2 million to the United States. The Company also received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). In April 2021, the Company entered into a settlement with the FTC that resolved this investigation. As part of this settlement, which was approved by a federal court on May 3, 2021, the Company paid a total of $20 million to the United States and agreed to implement various additional compliance-related measures. U.S. Customs and Border Protection is investigating the Company’s historical compliance with regulations relating to duties and tariffs in connection with its import of certain products from outside the United States. The Department of Justice is also investigating potential violations of the False Claims Act relating to similar issues. The Company is cooperating with these investigations. The company also receives inquiries, including civil investigative demands (“CIDs”), from various State Attorneys General, typically from their respective consumer protection or consumer affairs divisions. In general, litigation and enforcements by regulatory agencies can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings and enforcement actions are difficult to predict and the costs incurred can be substantial. The Company believes the amounts accrued in its financial statements to cover these matters, as disclosed in the following paragraph, are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal and enforcement matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company regularly reviews outstanding legal claims, actions, and enforcement matters to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company had accruals for all such matters of approximately $8.7 million and $26.2 million as of June 30, 2021 and December 31, 2020, respectively. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.

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
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$3,935	$4,125	$7,876	$8,342

Finance lease cost:
Amortization of right-of-use assets	$555	$1,399	$1,217	$2,806
Interest on lease liabilities	142	131	182	289
Total finance lease cost	$697	$1,530	$1,399	$3,095

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8,461)	$(8,706)
Operating cash flows from finance leases	(182)	(289)
Financing cash flows from finance leases	(1,715)	(4,350)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$624	$1,732
Finance leases	184	758

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$47,844	$52,880

Current operating lease liabilities	11,865	12,135
Operating lease liabilities	44,361	49,692
Total operating lease liabilities	$56,226	$61,827

Finance Leases
Property, plant and equipment, gross	$40,125	$40,571
Accumulated depreciation	(23,794)	(22,976)
Property, plant and equipment, net	$16,331	$17,595

Current finance lease liabilities	$3,174	$3,356
Finance lease liabilities	1,013	2,460
Total finance lease liabilities	$4,187	$5,816

Weighted Average Remaining Lease Term
Operating leases	5 years	5 years
Finance leases	1.2 years	1.6 years
Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	4%	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021 (excluding the six months ended June 30, 2021)	$8,204	$1,643
2022	14,559	2,428
2023	13,981	188
2024	13,492	59
2025	8,079	—
Thereafter	8,747	—
Total lease payments	67,062	4,318
Less imputed interest	(10,836)	(131)
Total	$56,226	$4,187

14. Related Party Transactions
    Transactions with Vivint Solar
Vivint Solar, Inc. (“Solar”) has historically been considered a related party of the Company due to the Company and Solar being under the common control of our former parent 313 Acquisition LLC. In October 2020 Solar was acquired by SunRun, Inc. in an all-stock transaction (“SunRun Acquisition”). Upon completion of the SunRun Acquisition, the Company and Solar were no longer under the common control of 313 and therefore the Company and Solar are no longer related parties.
The Company was a party to a number of agreements with Solar. In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company agreed to act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. Prior to the SunRun Acquisition, net expenses charged to Solar in connection with these agreements was $0.4 million during the three months ended June 30, 2020 and $1.5 million during the six months ended June 30, 2020. The balance due from Solar in connection with these agreements and other expenses paid on Solar’s behalf was immaterial at June 30, 2021 and December 31, 2020.
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
Other Related-party Transactions
The Company incurred $0.1 million expenses during the three months ended June 30, 2021 and no expenses during the three months ended June 30, 2020, and $0.2 million and $0.1 million during the six months ended June 30, 2021 and 2020, respectively for other related-party transactions including contributions to the charitable organization Vivint Gives Back and other services. Accrued expenses and other current liabilities included on the Company's balance sheets associated with these related-party transactions was immaterial at June 30, 2021 and $0.1 million at December 31, 2020.
Transactions with Blackstone
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Reorganization”). In connection with the Reorganization, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $2.9 million and $3.4 million during the six months ended June 30, 2021 and 2020, respectively. Accrued expenses and other current liabilities and accounts payable at June 30, 2021, included liabilities to BMP in regards to the monitoring fee for $11.0 million.

Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the six months ended June 30, 2021 and 2020 the Company incurred no costs associated with such services.
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

    As of June 30, 2021 and December 31, 2020, affiliates of Blackstone held $186.5 million and $166.1 million, respectively, of outstanding aggregate principal of the Term Loan.
In February 2020, an affiliate of Fortress participated as a lender in the amended and restated Term Loan and received $0.9 million in lender fees. As of June 30, 2021, Fortress held $72.5 million, $19.9 million, $11.7 million and $172.8 million in the 2023 Notes, 2024 Notes, 2027 Notes and Term Loan, respectively. As of December 31, 2020, Fortress held $72.5 million, $19.9 million, $11.7 million and $173.7 million in the 2023 Notes, 2024 Notes, 2027 Notes and Term Loan, respectively
Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

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
During the three months ended June 30, 2021 and 2020, $1.8 million and $0.3 million in matching contributions were made to the plans, respectively and $4.5 million and $2.3 million during the six months ended June 30, 2021 and 2020, respectively.

16. Restructuring and Asset Impairment Charges
In March 2020, the Company announced a number of cost reduction initiatives that are expected to reduce certain of the Company’s General and Administrative, Customer Service, and Sales Support fixed costs. The Company completed the majority of these cost reduction initiatives in the first quarter of 2020. In addition to resulting in meaningful cost reductions, the Company’s initiatives are expected to streamline operations, focus engineering and innovation and provide a better focus on driving customer satisfaction. These actions resulted in one-time cash employee severance and termination benefits expenses of $20.9 million during the six months ended June 30, 2020. These costs included $11.1 million in stock-based compensation expense associated with the accelerated vesting of stock-based awards to certain executives related to separation agreements.

17. Segment Reporting and Business Concentrations
For the three and six months ended June 30, 2021 and 2020, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended June 30, 2021	$339,302	$15,929	$355,231
Three months ended June 30, 2020	287,307	16,590	303,897
Six months ended June 30, 2021	666,647	31,877	698,524
Six months ended June 30, 2020	572,729	34,400	607,129

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
The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(74,097)	$(156,784)	$(161,477)	$(301,880)
Gain on change in fair value of warrants, diluted	(6,222)	—	(36,185)	—
Net loss attributable to common stockholders, diluted	$(80,319)	$(156,784)	$(197,662)	$(301,880)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	208,685,933	178,411,004	207,749,219	164,782,782
Weighted-average effect of potentially dilutive shares to purchase common stock	837,310	—	1,510,746	—
Shares used in computing net loss attributable per share to common stockholders, diluted	209,523,243	178,411,004	209,259,965	164,782,782
Net loss attributable per share to common stockholders:
Basic	$(0.36)	$(0.88)	$(0.78)	$(1.83)
Diluted	$(0.38)	$(0.88)	$(0.94)	$(1.83)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of June 30,
	2021	2020
Rollover SARs	2,099,579	2,851,605
Rollover LTIPs	—	4,633,738
RSUs	6,663,125	9,156,563
PSUs	8,549,909	5,105,806
Public warrants	—	5,009,171
Private placement warrants	—	5,933,334
Earnout shares reserved for future issuance	24,060	14,045,934

See Note 11 for additional information regarding the terms of the Rollover SARs, Rollover LTIPs, RSUs, PSUs, and public and private placement warrants, and see Note 5 for additional information regarding the earnout shares.

19. Subsequent Events
On July 9, 2021, APX issued $800.0 million aggregate principal amount of 5.75% Senior Notes due 2029 (the “2029 Notes”), pursuant to an indenture, dated as of July 9, 2021, among APX, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.
Concurrently with the 2029 Notes offering, APX refinanced its existing credit facilities with (i) a new $1,350.0 million first lien senior secured term loan facility (the “New Term Loan Facility”) and (ii) a new $370.0 million senior secured revolving credit facility (together with the New Term Loan facility, the “New Senior Secured Credit Facilities”), with the lenders party thereto and Bank of America, N.A. as a lender, administrative agent and collateral agent. The Issuer is the borrower under the New Senior Secured Credit Facilities.
The Company used the net proceeds from the 2029 Notes offering, together with the borrowings under the New Senior Secured Credit Facilities and cash on hand, to (i) redeem all $677.0 million of its outstanding 2022 Notes, (ii) redeem all $400.0 million of its outstanding 2023 Notes, (iii) redeem all $225.0 million of its outstanding 2024 Notes, (iv) repay amounts outstanding, and to terminate all commitments, under its existing revolving credit facility and term loan facility and (v) pay the related redemption premiums and all fees and expenses related thereto. APX irrevocably deposited funds with the applicable trustee and/or paying agent to effect the Redemptions and to satisfy and discharge all of APX’s remaining obligations under the indentures governing each series of each redeemed note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained herein and the consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in our Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on May 12, 2021 (the “Form 10-K/A”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Form 10-K/A. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vivint Smart Home, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020, respectively, present the financial position and results of operations of Vivint Smart Home, Inc. and its wholly-owned subsidiaries.
Business Overview
Vivint Smart Home is a leading smart home platform company serving approximately 1.8 million subscribers as of June 30, 2021. Our mission is to redefine the home experience through intelligently designed cloud-enabled solutions, delivered to every home by people who care. Our brand name, Vivint, represents “to live intelligently,” and our solutions help our subscribers do just that.
We make creating a smart home easy and affordable with an integrated platform, best-in-class products, hassle-free professional installation and zero percent interest rate consumer financing for most customers. We help consumers create a customized solution for their home by integrating smart cameras (indoor, outdoor, doorbell), locks, lights, thermostats, garage door control, car protection and a host of safety and security sensors. As of June 30, 2021, on average our subscribers had 15 security and smart home devices in each home.
We provide a fully integrated solution for consumers with our vertically integrated business model which includes hardware, software, sales, installation, support and professional monitoring. This model strengthens our ability to deliver superior experiences at every customer touchpoint and a complete end-to-end smart home experience. This seamless integration of high-quality products and services results in an average subscriber lifetime of approximately eight years, as of June 30, 2021.
Our cloud-based home platform currently manages more than 24 million in-home devices as of June 30, 2021. Our subscribers are able to interact with their connected home by using their voice or mobile device—anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends and visitors. Our average subscriber engages with our smart home app multiple times per day.
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
Total Monthly Recurring Revenue
Total monthly recurring revenue, or Total MRR, is the average total monthly recurring revenue recognized during the period. These revenues exclude non-recurring revenues that are recognized at the time of sale.
Average Monthly Recurring Revenue per User
Average monthly revenue per user, or AMRRU, is Total MRR divided by average monthly Total Subscribers during a given period.
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
Recent Developments
Debt Refinance
On July 9, 2021, APX Group, Inc. (the “Issuer” or “APX”), our indirect, wholly owned subsidiary, issued $800.0 million aggregate principal amount of 5.75% Senior Notes due 2029 (the “2029 Notes”), pursuant to an indenture, dated as of July 9, 2021, among the Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.
Concurrently with the Notes offering, the Issuer refinanced its existing credit facilities with (i) a new $1,350.0 million first lien senior secured term loan facility (the “New Term Loan Facility”) and (ii) a new $370.0 million senior secured revolving credit facility (together with the New Term Loan facility, the “New Senior Secured Credit Facilities”), with the lenders party thereto and Bank of America, N.A. as a lender, administrative agent and collateral agent. The Issuer is the borrower under the New Senior Secured Credit Facilities.
The net proceeds from the 2029 Notes offering, together with the borrowings under the New Senior Secured Credit Facilities and cash on hand, were used to (i) redeem (the “2022 Notes Redemption”) all of the Issuer’s outstanding 7.875% Senior Secured Notes due 2022, (ii) redeem (the “2023 Notes Redemption”) all of the Issuer’s outstanding 7.625% Senior Notes due 2023, (iii) redeem (the “2024 Notes Redemption” and together with the 2022 Notes Redemption and the 2023 Notes Redemption, the “Redemptions”) all of the Issuer’s outstanding 8.50% Senior Secured Notes due 2024, (iv) repay amounts outstanding, and to terminate all commitments, under its existing revolving credit facility and term loan facility and (v) pay the related redemption premiums and all fees and expenses related thereto. The Issuer irrevocably deposited funds with the applicable trustee and/or paying agent to effect the Redemptions and to satisfy and discharge all of the Issuer’s remaining obligations under the indentures governing each series of each of the redeemed notes.
COVID-19 update
In December 2019, COVID-19 was first reported and on March 11, 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic.
Operational update. We continue to maintain a number of operational changes we implemented in response to the pandemic in order to continue to provide the same level of service our customers have come to rely on, while caring for the well-being of our customers and employees. These changes include transitioning our customer care professionals and corporate employees to work-from-home environments while maintaining our geographically dispersed central monitoring stations to provide 24/7 professional monitoring services for all emergencies, performing operating and safety procedures based on the latest CDC guidelines, providing up to 14 days of paid time off for any employee who has contracted COVID-19 or is required to be quarantined by a public health authority and encouraging our employees to receive COVID-19 vaccinations by offering incentives to customer facing employees and by providing vaccines at our on site clinic located at our Provo, Utah headquarters. We have also developed a plan for employees to return to the office later in 2021, utilizing a hybrid model in which employees split their time between working from the office and from home.
Despite the overall reduction in new COVID-19 cases since the beginning of 2021 and the increase in the percentage of the US population receiving vaccinations, the United States has experienced a recent resurgence of the COVID-19 virus, and the full impact of the pandemic on our business and results of operations will depend on the ultimate duration of the pandemic as well as the severity of the current and any future resurgences in COVID-19 cases. While we did not experience a significant adverse financial impact from the COVID-19 pandemic in 2020 or through the first six months of 2021, our business could be adversely impacted in the future if the COVID-19 pandemic continues for an extended period of time and regions of the country are forced to roll back plans for reopening their economies.
Financial update. During 2020, we implemented business continuity plans intended to continue to ensure the health, safety, and well-being of our customers, employees and communities, and to protect the financial and operational strength of the company. These plans included reduced discretionary spending, temporarily suspended certain employee benefit programs for a portion of 2020 and received pricing concessions from certain of our key vendors, some of which are short-term in nature, in each case to preserve cash and improve our cost structure. This reduced spending may not be sustainable over time without negatively impacting our results of operations.
Although the COVID-19 pandemic did not have a material impact on our results of operations for fiscal year 2020 or for the six months ended June 30, 2021, as discussed above with respect to the operational challenges posed by the pandemic the broader implications of COVID-19 on our future results of operations and overall financial performance remain uncertain. Depending on the breadth and duration of the ongoing outbreak, which we are not currently able to predict, the adverse impact could be material. Our future business could be adversely affected by COVID-19, including our ability to maintain compliance with our debt covenants, due to the following:
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Our reporting units are determined based on our current reporting structure, which as of June 30, 2021 consisted of one reporting unit. As of June 30, 2021, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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

	Six Months Ended June 30,
	2021	2020
New Subscribers (U.S. only):
Financed through CFP	75%	73%
Paid in Full (ACH, credit or debit card)	24%	23%
Purchased through RICs	1%	4%

This shift in financing from RICs to the CFP has significantly reduced our Net Subscriber Acquisition Cost per New Subscriber, as well as the cash required to acquire New Subscribers. Our Net Subscriber Acquisition Cost per New Subscriber has decreased from $630 as of June 30, 2020 to $70 as of June 30, 2021, a reduction of 89%. Going forward, we expect the percentage of subscriber contracts financed through RICs to remain relatively flat compared to the six months ended June 30, 2021. We will also continue to explore ways of growing our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.
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
We seek to increase our AMRRU, by continually innovating and offering new smart home solutions that further leverage the investments made to date in our existing platform and sales channels. Since 2010, we have successfully expanded our smart home platform, which has allowed us to generate higher AMRRU and in turn realize higher smart home device revenue from new subscribers for these additional offerings. For example, the introduction of our proprietary Vivint Smart Hub, Vivint SkyControl Panel, Vivint Glance Display, Vivint Doorbell Camera Pro, Vivint Indoor Camera, Vivint Outdoor Camera Pro, Vivint Smart Thermostat, Vivint Smart Sensor and Vivint Motion Sensor has expanded our smart home platform. Due to the high rate of adoption of additional smart home devices and tech-enabled services, our AMRRU has increased from $56.14 in 2013 to $65.6 for the three months ended June 30, 2021, an increase of 17%. We believe that continuing to grow our AMRRU will improve our operating results and operating cash flows over time. Our ability to improve our operating results and cash flows, however, is subject to a number of risks and uncertainties as described in greater detail elsewhere in this filing and there can be no assurance that we will achieve such improvements. To the extent that we do not scale our business efficiently, we will continue to incur losses and require a significant amount of cash to fund our operations, which in turn could have a material adverse effect on our business, cash flows, operating results and financial condition.
Our ability to retain our subscribers also has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is approximately 92 months (or approximately 8 years) as of June 30, 2021. If our expected long-term annualized attrition rate increased by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 86 months. Conversely, if our expected attrition decreased by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 100 months.
Our ability to service our existing customer base in a cost-effective manner, while minimizing customer attrition, also has a significant impact on our financial results and operating cash flows. Critical to managing the cost of servicing our subscribers is limiting the number of calls into our customer care call centers, and in turn, limiting the number of calls requiring the deployment of a smart home professional (“Smart Home Pro”) to the customer’s home to resolve the issue. We believe that our proprietary end-to-end solution allows us to proactively manage the costs to service our customers by directly controlling the design, interoperability and quality of our Products. It also provides us the ability to identify and resolve potential product issues through remote software or firmware updates, typically before the customer is even aware of an issue. Through continued focus in these areas, our Net Service Cost per Subscriber has remained relatively flat from the three months ended June 30, 2020 to the three months ended June 30, 2021, while effectively managing subscriber attrition. For the full year 2021, we anticipate service activity returning to more normal levels and therefore expect Net Service Cost per Subscriber to increase compared to 2020.

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
The table below presents our smart home and security subscriber data for the twelve months ended June 30, 2021 and June 30, 2020:

	Twelve months ended June 30, 2021	Twelve months ended June 30, 2020
Beginning balance of subscribers	1,610,642	1,507,664
New subscribers	367,127	315,319
Attrition	(196,300)	(212,341)
Ending balance of subscribers	1,781,469	1,610,642
Monthly average subscribers	1,696,541	1,553,432
Attrition rate	11.6%	13.7%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the 12-months ended June 30, 2021 includes the effect of the 2015 60-month and 2016 42-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended June 30, 2020 includes the effect of the 2014 60-month and 2015 42-month contracts reaching the end of their initial contract term.
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
Expand Monetization of Platform and Related Services
To date, we have made significant investments in our smart home platform and the development of our organization, and expect to leverage these investments to continue expanding the breadth and depth of our Product and Service offerings over time, including integration with third party products to drive future revenue. As smart home technology develops, we will continue expanding these offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home Products, experiences and use cases. As a result of our investments to date, we have over 1.8 million active customers on our smart home platform. We intend to continue developing this platform to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 24 million connected devices, as of June 30, 2021.
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
Recurring and other revenue. Our revenues are primarily generated through the sale and installation of our smart home services contracted for by our subscribers. Recurring smart home services for our subscriber contracts are billed directly to the subscriber in advance, generally monthly, pursuant to the terms of subscriber contracts and recognized ratably over the service period. Revenues from Products are deferred and generally recognized on a straight-line basis over the customer contract term, the amount of which is dependent on the total sales price of Products sold. Imputed interest associated with RIC receivables is recognized over the initial term of the RIC. The amount of revenue from Services is dependent upon which of our service offerings is included in the subscriber contracts. Our smart home and video offerings generally provide higher service revenue than our base smart home service offering. Historically, we have generally offered contracts to subscribers that range in length from 36 to 60 months, which are subject to automatic monthly renewal after the expiration of the initial term. In addition, to a lesser extent, we offer month-to-month contracts to subscribers who pay-in-full for their Products at the time of contract origination. At the end of each monthly period, the portion of recurring fees related to services not yet provided are deferred and recognized as these services are provided. To a lesser extent, our revenues are generated through the sales of products and other one-time fees such as service or installation fees, which are invoiced to the customer at the time of sale.
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

Results of operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Total revenues	$355,231	$303,897	$698,524	$607,129
Total costs and expenses	392,366	347,513	816,698	692,009
Loss from operations	(37,135)	(43,616)	(118,174)	(84,880)
Other expenses	35,692	112,286	41,789	216,906
Loss before taxes	(72,827)	(155,902)	(159,963)	(301,786)
Income tax expense	1,270	882	1,514	94
Net loss	$(74,097)	$(156,784)	$(161,477)	$(301,880)

Key performance measures

	As of June 30,
	2021	2020
Total Subscribers (in thousands)	1,781.5	1,610.6
Total MSR (in thousands)	$84,533	$80,263
AMSRU	$47.45	$49.83
Net subscriber acquisition costs per new subscriber	$70	$630
Average subscriber lifetime (months)	92	92

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total MRR (in thousands)	$114,794	$100,850	$113,583	$100,964
AMRRU	$65.60	$63.93	$65.81	$64.59
Net service cost per subscriber	$10.03	$9.93	$10.39	$10.91
Net service margin	79%	80%	78%	79%

Adjusted EBITDA

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(74.1)	$(156.8)	$(161.5)	$(301.9)
Interest expense, net	49.9	54.5	99.7	119.6
Income tax expense, net	1.3	0.9	1.5	0.1
Depreciation	4.3	5.2	8.4	10.9
Amortization (1)	145.3	135.0	288.1	268.6
Stock-based compensation (2)	27.6	48.0	114.6	58.7
MDR fee (3)	10.2	6.0	19.5	11.3
Restructuring expenses (4)	—	—	—	20.9
CEO transition (5)	5.8	—	5.8	—
Change in fair value of warrant derivative liabilities (6)	(6.2)	62.2	(35.3)	78.9
Other (income) expense, net (7)	(8.1)	(4.4)	(22.7)	18.4
Adjusted EBITDA	$156.0	$150.6	$318.1	$285.5
____________________

(1)Excludes loan amortization costs that are included in interest expense.
(2)Reflects stock-based compensation costs related to employee and director stock incentive plans.
(3)Costs related to certain of the financing fees incurred under the Vivint Flex Pay program.
(4)Employee severance and termination benefits expenses associated with restructuring plans.
(5)Hiring and severance expenses associated with CEO transition in June 2021.
(6)Reflects the change in fair value of the derivative liability associated with our public and private warrants.
(7)Primarily consists of changes in our consumer financing program derivative instrument, foreign currency exchange and other gains and losses associated with financing and other transactions.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenues
The following table provides our revenue for the three-month periods ended June 30, 2021 and June 30, 2020 (in thousands, except for percentage):

	Three Months Ended June 30,
	2021	2020	% Change
Recurring and other revenue	$355,231	$303,897	17%
Recurring and other revenue for the three months ended June 30, 2021 increased $51.3 million, or 17%, as compared to the three months ended June 30, 2020. The increase was primarily a result of:
•$34.5 million increase resulting from the change in Total Subscribers;
•$9.5 million increase from certain pilot programs;
•$5.6 million increase from the change in AMRRU; and
•$1.8 million positive impact from foreign currency translation as computed on a constant currency basis.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the three-month periods ended June 30, 2021 and June 30, 2020 (in thousands, except for percentages):

	Three Months Ended June 30,
	2021	2020	% Change
Operating expenses	$90,740	$82,259	10%
Selling expenses	89,867	65,110	38%
General and administrative	62,140	59,969	4%
Depreciation and amortization	149,619	140,175	7%
Total costs and expenses	$392,366	$347,513	13%
Operating expenses for the three months ended June 30, 2021 increased by $8.5 million, or 10%, as compared to the three months ended June 30, 2020. Excluding a decrease in stock-based compensation of $2.7 million, operating expenses increased by $11.2 million, or 14%, primarily due to increases of:
•$4.7 million in personnel and related support costs;
•$4.6 million in third-party contracted customer servicing costs; and
•$1.9 million in information technology costs.
These increases were partially offset by a decrease of $1.1 million in equipment and related costs.
Selling expenses, excluding capitalized contract costs, increased by $24.8 million, or 38%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Excluding a decrease in stock-based compensation of $4.4 million, selling expenses increased by $29.2 million, or 65%. This increase was primarily due to increases of:
•$10.8 million in marketing costs, partly related to costs associated with building brand awareness;
•$9.3 million in costs incurred to support pilot programs;
•$2.9 million in facility and housing related costs primarily due to the delayed deployment of our summer direct-to-home sales in 2020;
•$1.8 million in personnel and related support costs primarily due to increased commission based expenses;
•$1.8 million in information technology costs; and
•$1.4 million in third-party contracted services.
General and administrative expenses increased $2.2 million, or 4%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Excluding a decrease in stock-based compensation of $13.4 million, general and administrative expenses increased by $15.6 million, or 43%. This increase was primarily due to increases of:
•$7.9 million in severance costs incurred from the departure of certain corporate executives,
•$4.7 million in other personnel and related support costs;
•$1.5 million in marketing costs primarily related to costs associated with building brand awareness; and
•$1.4 million in third-party legal services.
Depreciation and amortization for the three months ended June 30, 2021 increased $9.4 million, or 7%, as compared to the three months ended June 30, 2020, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three-month periods ended June 30, 2021 and June 30, 2020 (in thousands, except for percentages):

	Three Months Ended June 30,
	2021	2020	% Change
Interest expense	$50,058	$54,515	(8)%
Interest income	(110)	(32)	NM
Change in fair value of warrant liabilities	(6,222)	62,202	NM
Other income, net	(8,034)	(4,399)	NM
Total other expenses, net	$35,692	$112,286	(68)%

Interest expense decreased $4.5 million, or 8%, for the three months ended June 30, 2021, as compared with the three months ended June 30, 2020, primarily due to lower outstanding debt.
Change in fair value of warrant liabilities for each of the three months ended June 30, 2021 and June 30, 2020 represents the change in fair value measurements of our outstanding public and private placement warrants.
Other income, net resulted in $8.0 million for the three months ended June 30, 2021 compared to $4.4 million for the three months ended June 30, 2020. The other income, net during the three months ended June 30, 2021 was primarily due to:
•$7.3 million gain related to the CFP derivative liability; and
•$0.8 million foreign currency exchange gain.
The other income, net during the three months ended June 30, 2020 was primarily due to:
•$2.8 million foreign currency exchange gain; and
•$2.0 million gain on settlement of outstanding receivables from Wireless which was previously deemed uncollectible.
Income Taxes
The following table provides the significant components of our income tax expense for the three-month periods ended June 30, 2021 and June 30, 2020 (in thousands, except for percentages):

	Three Months Ended June 30,
	2021	2020	% Change
Income tax expense	$1,270	$882	NM

Income tax provision resulted in a tax expense of $1.3 million for the three months ended June 30, 2021 and a tax expense of $0.9 million for the three months ended June 30, 2020. The income tax expense for the three months ended June 30, 2021 resulted primarily from US state minimum taxes and income taxes from our Canadian subsidiary. The income tax expense for the three months ended June 30, 2020 resulted primarily from US State minimum taxes, offset by losses from our Canadian subsidiary.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenues
The following table provides the significant components of our revenue for the six-month periods ended June 30, 2021 and June 30, 2020 (in thousands, except for percentages):

	Six Months Ended June 30,
	2021	2020	% Change
Recurring and other revenue	$698,524	$607,129	15%
Recurring and other revenue increased $91.4 million, or 15% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily a result of:
•$65.7 million increase resulting from the change in Total Subscribers;
•$15.7 million increase from certain pilot programs;

•$7.3 million increase from the change in AMRRU; and
•$2.7 million positive impact from foreign currency translation as computed on a constant currency basis.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the six-month periods ended June 30, 2021 and June 30, 2020 (in thousands, except for percentages):

	Six Months Ended June 30,
	2021	2020	% Change
Operating expenses	$187,271	$165,419	13%
Selling expenses	204,408	115,833	76%
General and administrative	128,488	110,392	16%
Depreciation and amortization	296,531	279,424	6%
Restructuring expenses	—	20,941	NM
Total costs and expenses	$816,698	$692,009	18%
     Operating expenses for the six months ended June 30, 2021 increased $21.9 million, or 13%, as compared to the six months ended June 30, 2020. Excluding an increase in stock-based compensation of $5.7 million, operating expenses increased by $16.2 million, or 10%, primarily due to increases of:
•$7.5 million in third-party contracted customer servicing costs;
•$3.1 million in personnel and related support costs;
•$3.1 million in information technology costs;
•$1.4 million in payment processing fees; and
•$1.3 million in equipment and related costs.
Selling expenses, excluding capitalized contract costs, increased by $88.6 million, or 76%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Excluding an increase in stock-based compensation of $54.5 million primarily associated with equity awards granted during the six months ended June 30, 2020, selling expenses increased by $34.1 million, or 37%. This increase was primarily due to increases of:
•$13.8 million in marketing costs, partly related to costs associated with building brand awareness;
•$12.1 million in costs incurred to support pilot programs;
•$3.4 million in facility and housing related costs primarily due to the delayed deployment of our summer direct-to-home sales in 2020;
• $2.0 million in third-party contracted servicing costs; and
•$0.9 million in other personnel and related support costs.
General and administrative expenses increased $18.1 million, or 16%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This included a $4.3 million decrease in stock-based compensation. Excluding stock-based compensation, general and administrative expenses increased by $22.4 million, or 28%. This increase was primarily due to increases of:
•$7.9 million in severance costs incurred from the departure of certain corporate executives;
•$5.6 million increase in the loss contingency accrual recorded in the six months ended June 30, 2021 relating to certain legal matters;
•$5.3 million in third-party legal services;
•$3.4 million in other personnel and related support costs;
•$2.4 million in marketing costs primarily related to costs associated with building brand awareness; and
•$1.9 million in certain insurance related costs.
These increases were partially offset by decrease of $6.0 million in provisions for bad debt and credit losses.

Depreciation and amortization for the six months ended June 30, 2021 increased $17.1 million, or 6%, as compared to the six months ended June 30, 2020, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the six months ended June 30, 2020 related to employee severance and termination benefits expenses (See Note 16 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the six-month periods ended June 30, 2021 and June 30, 2020 (in thousands, except for percentages):

	Six Months Ended June 30,
	2021	2020	% Change
Interest expense	$99,861	$119,808	(17)%
Interest income	(154)	(261)	NM
Change in fair value of warrant liabilities	(35,325)	78,919	NM
Other (income) expense, net	(22,593)	18,440	NM
Total other expenses, net	$41,789	$216,906	(81)%
Interest expense decreased $19.9 million, or 17%, for the six months ended June 30, 2021, as compared with the six months ended June 30, 2020, primarily due primarily to lower outstanding debt as a result of the use of proceeds from the Business Combination to pay down debt and the refinancing transaction that occurred in February 2020 (See Note 3 to the accompanying unaudited condensed consolidated financial statements).
Change in fair value of warrant liabilities for each of the six months ended June 30, 2021 and June 30, 2020 represents the change in fair value measurements of our outstanding public and private placement warrants.
Other (income) expense, net resulted in income of $22.6 million for the six months ended June 30, 2021, as compared to net expenses of $18.4 million for the six months ended June 30, 2020.
The other income, net during the six months ended June 30, 2021 was primarily due to:
•$21.1 million gain related to the CFP derivative liability; and
•$1.4 million foreign currency exchange gain.
The other expense, net during the six months ended June 30, 2020 was primarily due to:
•$12.7 million loss on debt modification and extinguishment in February 2020;
•$3.5 million foreign currency exchange loss; and
•$2.2 million increase in our CFP derivative liability.
Income Taxes
The following table provides the significant components of our income tax expense (benefit) for the six-month periods ended June 30, 2021 and June 30, 2020 (in thousands, except for percentages):

	Six Months Ended June 30,
	2021	2020	% Change
Income tax expense	$1,514	$94	NM
Income tax expense was $1.5 million for the six months ended June 30, 2021, as compared to an expense of $0.1 million for the six months ended June 30, 2020. The income tax expense for the six months ended June 30, 2021 resulted primarily from US state minimum taxes and income taxes from our Canadian subsidiary. The income tax expense for the six months ended June 30, 2020 resulted primarily from US state minimum taxes, offset by losses in our Canadian subsidiary.
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
Our primary source of liquidity has historically been cash from operations, proceeds from issuances of debt securities, borrowings under our credit facilities and, to a lesser extent, capital contributions and issuances of equity. As of June 30, 2021, we had $345.2 million of cash and cash equivalents and $315.5 million of availability under our revolving credit facility (after giving effect to $15.3 million of letters of credit outstanding and no borrowings).
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

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Six Months Ended June 30,
	2021	2020	% Change
Net cash provided by operating activities	$64,238	$78,751	(18)%
Net cash used in investing activities	(7,944)	(5,666)	40%
Net cash (used in) provided by financing activities	(25,018)	171,321	NM
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
For the six months ended June 30, 2021, net cash provided in operating activities was $64.2 million. This cash provided was primarily from a net loss of $161.5 million, adjusted for:
•$411.2 million in non-cash amortization, depreciation, and stock-based compensation;
•$35.3 million gain on warrant derivative change in fair value;
•$13.0 million in provisions for doubtful accounts and credit losses; and
•$5.1 million in deferred income taxes.
Cash provided by operating activities resulting from changes in operating assets and liabilities, including:
•a $50.6 million increase in accounts payable, primarily due to timing of vendor payments;
•a $153.2 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base;
•a $13.1 million decrease in long-term notes receivables and other assets, net primarily due to decreases in RIC receivables; and
•a $5.0 million decrease in right of use assets.
These sources of operating cash were partially offset by the following changes in operating assets and liabilities:
•a $310.4 million increase in capitalized contract costs;
•a $3.6 million increase in accrued payroll and commissions, accrued expenses, other current and long-term liabilities;
•a $19.7 million increase in inventories due to the ramp down of our direct-to-home summer selling season;
•a $26.9 million increase in accounts receivable driven primarily by the increase in amounts due under the Consumer Financing Program and increases in receivables associated RICs;
•a $5.6 million decrease in right of use liabilities; and
•a $21.2 million increase in prepaid expenses and other current assets.
For the six months ended June 30, 2020, net cash provided by operating activities was $78.8 million. This cash provided was primarily from a net loss of $301.9 million, adjusted for:
•$340.2 million in non-cash amortization, depreciation, and stock-based compensation;
•$78.9 million loss on warrant derivative change in fair value;
•a $12.7 million loss on early extinguishment of debt;
•$11.1 million in non-cash restructuring expenses;
•provisions for doubtful accounts and credit losses of $13.1 million; and
•$1.2 million in deferred income taxes.
Cash provided by operating activities resulting from changes in operating assets and liabilities, including:
•a $128.9 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base,
•a $68.4 million increase in accrued payroll and commissions, accrued expenses, other current and long-term liabilities;
•a $15.6 million decrease in long-term notes receivables and other assets, net primarily due to decreases in RIC receivables;
•a $10.3 million increase in accounts payable due primarily to increased inventory purchases; and
•a $3.8 million decrease in right of use assets.
These sources of operating cash were partially offset by the following changes in operating assets and liabilities:

•a $259.3 million increase in capitalized contract costs;
•a $18.1 million increase in inventories to support our direct-to-home summer selling season;
•a $16.9 million increase in accounts receivable driven primarily by the increase in amounts due under the Consumer Financing Program;
•a $4.1 million increase in prepaid expenses and other current assets; and
•a $4.2 million decrease in right of use liabilities.
Net cash interest paid for the six months ended June 30, 2021 and 2020 related to our indebtedness (excluding finance leases) totaled $96.8 million and $114.2 million, respectively. Our net cash flows from operating activities for the six months ended June 30, 2021 and 2020, before these interest payments, were cash inflows of $161.0 million and $192.9 million, respectively. Accordingly, our net cash provided by operating activities were sufficient to cover interest payments for the six months ended June 30, 2021 and 2020.
Cash Flows from Investing Activities

    Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the six months ended June 30, 2021, net cash used in investing activities was $7.9 million primarily associated with capital expenditures of $8.0 million.
For the six months ended June 30, 2020, net cash used in investing activities was $5.7 million primarily associated with capital expenditures of $5.9 million, and acquisition of intangible assets of $1.1 million, offset by proceeds from the sale of assets of $1.4 million.
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
For the six months ended June 30, 2021, net cash used in financing activities was $25.0 million, consisting of $29.4 million for taxes paid related to net share settlements of stock-based compensation awards and $4.8 million of repayments on existing notes. These cash uses were offset by $10.8 million from the exercise of warrants.
For the six months ended June 30, 2020, net cash provided by financing activities was $171.3 million, consisting of proceeds from the issuance of $1,550.0 million aggregate principal amount of 2027 Notes and Term Loans, $465.0 million capital contribution associated with the Merger, $359.2 million in borrowings on our revolving credit facility and $74.6 million from the exercise of warrants. These cash proceeds were offset by $1,749.5 million of repayments on existing notes, $499.0 million of repayments on our revolving credit facility, $12.3 million in financing costs, $1.3 million for taxes paid related to net share settlements of stock-based compensation awards, and $4.4 million of repayments under our finance lease obligations.
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of June 30, 2021, we had $2.84 billion of total debt outstanding, consisting of $677.0 million of outstanding 7.875% senior secured notes due 2022 (the “2022 notes”), $400.0 million of outstanding 7.625% senior notes due 2023 (the “2023 notes”), $225.0 million of outstanding 8.50% senior secured notes due 2024 (the “2024 notes”), $600.0 million of outstanding 6.75% senior secured notes due 2027 (the “2027 notes,” and together with the 2022 notes, 2023 notes and 2024 notes, the “Notes”), $938.1 million of borrowings outstanding under the 2025 Term Loan B (as defined below) and no borrowings outstanding under our revolving credit facility (with $315.5 million of additional availability under the revolving credit facility after giving effect to $15.3 million of letters of credit outstanding).
    2022 Notes

    As of June 30, 2021, APX had $677.0 million outstanding aggregate principal amount of its 2022 notes. Interest on the 2022 notes is payable semi-annually in arrears on June 1 and December 1 of each year.
    We had the ability to, at our option, redeem at any time and from time to time some or all of the 2022 notes at 100.000% of the aggregate principal amount of the 2022 notes redeemed, plus any accrued and unpaid interest to the date of redemption.
    The 2022 notes were to mature on December 1, 2022, or on such earlier date when any outstanding pari passu lien indebtedness matures as a result of the operation of any springing maturity provisions set forth in the agreements governing such pari passu lien indebtedness.
Subsequent to June 30, 2021, we redeemed all of the outstanding 2022 notes. See “Recent Developments―Debt Refinance.”
    2023 Notes
    As of June 30, 2021, APX had $400.0 million outstanding aggregate principal amount of its 2023 notes. Interest on the 2023 notes is payable semi-annually in arrears on September 1 and March 1 of each year. The 2023 notes mature on September 1, 2023.
    From and after September 1, 2020, we had the ability to, at our option, redeem at any time and from time to time some or all of the 2023 notes at 103.813% of the aggregate principal amount of the 2023 notes redeemed, declining to par from and after September 1, 2022, in each case, plus any accrued and unpaid interest to the date of redemption.

Subsequent to June 30, 2021, we irrevocably deposited funds with the trustee to effect the redemption of all of the outstanding 2023 notes, which redemption will occur on September 1, 2021. See “Recent Developments―Debt Refinance.”
    2024 Notes
    As of June 30, 2021, APX had $225.0 million outstanding aggregate principal amount of its 2024 notes. Interest on the 2024 notes is payable semi-annually in arrears on May 1 and November 1 of each year.
    From and after May 1, 2021, we had the ability to, at our option, redeem at any time and from time to time some or all of the 2024 notes at 104.25%, declining to par from and after May 1, 2023, in each case, plus any accrued and unpaid interest to the date of redemption.
    The 2024 notes were to mature on November 1, 2024, unless, under “Springing Maturity” provisions, on June 1, 2023 (the 91st day prior to the maturity of the 2023 notes) more than an aggregate principal amount of $125.0 million of such 2023 notes remain outstanding or have not been refinanced as permitted under the indenture governing the 2023 notes, in which case the 2024 Notes would have matured on June 1, 2023.
Subsequent to June 30, 2021, we redeemed all of the outstanding 2024 notes. See “Recent Developments―Debt Refinance.”
2027 Notes
    As of June 30, 2021, APX had $600.0 million outstanding aggregate principal amount of its 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year.
    We may, at our option, redeem at any time and from time to time prior to February 15, 2023, some or all of the 2027 notes at 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date plus the applicable “make-whole premium.” From and after February 15, 2023, we may, at our option, redeem at any time and from time to time some or all of the 2027 notes at 103.375%, declining to par from and after May 1, 2025, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to February 15, 2023, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2027 notes with the proceeds from certain equity offerings at 100% plus an applicable premium, plus accrued and unpaid interest to the date of redemption. In addition, on or prior to February 15, 2023, during any 12 month period, we also may, at our option, redeem at any time and from time to time up to 10% of the aggregate principal amount of the 2027 notes at a price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, to but excluding the redemption date.

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
2029 Notes
On July 9, 2021, APX issued $800.0 million aggregate principal amount of 2029 Notes. See “Recent Developments―Debt Refinance.”
2025 Term Loan B
As of June 30, 2021, APX had $938.1 million outstanding aggregate principal amount of its term loans (the “2025 Term Loan B”).
Pursuant to the terms of the 2025 Term Loan B, quarterly amortization payments were due in an amount equal to 0.25% of the aggregate principal amount of the 2025 Term Loan B outstanding on the closing date. The remaining principal amount outstanding under the 2025 Term Loan B would have been due and payable in full on (x) if the Term Springing Maturity Condition (as defined below) did not apply, December 31, 2025 and (y) if the Term Springing Maturity Condition did apply, the 2023 Springing Maturity Date (which date is the date that is 91 days before the maturity date with respect to the 2023 Notes).
The “Term Springing Maturity Condition” applied if on the 2023 Springing Maturity Date (which date is the date that is 91 days before the maturity date with respect to the 2023 Notes), an aggregate principal amount of the 2023 Notes in excess of $125.0 million are either outstanding or have not been repaid or redeemed.
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
As of June 30, 2021 we had $315.5 million of availability under our revolving credit facility (after giving effect to $15.3 million of letters of credit outstanding and no borrowings). Borrowings under the Fourth Amended and Restated Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, plus 1.00% or (2) the LIBOR rate determined by reference to the London interbank offered rate for dollars for the interest period relevant to such borrowing. Under the Fourth Amended and Restated Credit Agreement, the applicable margins under the Series C Revolving Commitments of approximately $330.8 million is 2.0% per annum for base rate-based borrowings and 3.0% per annum for LIBOR rate-based borrowings. The applicable margin for borrowings under the revolving credit facility is subject to one step-down of 25 basis points based on our meeting a consolidated first lien net leverage ratio test.
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
APX is not required to make any scheduled amortization payments under the revolving credit facility. The principal amount outstanding under the Series C Revolving Credit Commitments would have been due and payable in full on February 14, 2025 (or the applicable springing maturity dates).
New Senior Secured Credit Facilities
On July 9, 2021, we refinanced 2025 Term Loan B and the revolving credit facility with the New Senior Secured Credit Facilities. See “Recent Developments―Debt Refinance.”

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

	Six months ended June 30, 2021	Twelve months ended December 31, 2020
	(in thousands)
Recurring and other revenues	$666,646	$1,193,638
Intercompany revenues	11,056	24,000
Total revenues	677,702	1,217,638
Total costs and expenses	795,218	1,470,044
Loss from operations	(117,516)	(252,406)
Other expenses	43,178	340,628
Income tax expense	1,378	3,037
Net loss	$(162,072)	$(596,071)

	June 30, 2021	December 31, 2020
	(in thousands)
Current assets	$515,328	$425,165
Amounts due from Non-Guarantor Subsidiaries	266,376	251,853
Non-current assets:
Capitalized contract costs	1,332,713	1,270,678
Goodwill	810,130	810,130
Intangible assets, net	75,539	102,981
Other non-current assets	138,040	153,079
Total non-current assets	2,356,422	2,336,868

Current liabilities	839,316	752,343
Amounts due to Non-Guarantor Subsidiaries	225,507	199,381
Non-current liabilities	$3,737,496	$3,667,402

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
The credit agreement governing the revolving credit facility, the credit agreement governing the 2025 Term Loan B and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2021, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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
Historically, we have presented Covenant Adjusted EBITDA to eliminate the impact of our adoption of Topic 606 due to the fact that the calculation of this metric under certain of our existing debt agreements was required to be made in accordance with GAAP in effect at the time of such agreement, which was prior to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”). Following the consummation of refinancing transactions described under “Recent Developments―Debt Refinance” above, we terminated or expect to terminate such debt agreements. Therefore, we no longer believe it will be appropriate to calculate and present Covenant Adjusted EBITDA to eliminate the impact of our adoption of Topic 606, and expect to calculate and present it going forward in accordance with GAAP as currently in effect, which includes the adoption of Topic 606. As a result, our Covenant Adjusted EBITDA as presented in this Form 10-Q is $106.7 million lower than that that would have been presented for the twelve months ended June 30, 2021 calculated and presented as we will calculate and present Covenant Adjusted EBITDA in future quarters.

The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

Twelve months ended June 30, 2021
Net loss	$(454,795)
Interest expense, net	200,627
Other income, net	(30,560)
Income tax expense, net	4,257
Depreciation and amortization (1)	82,434
Amortization of capitalized contract costs	505,504
Non-capitalized contract costs (2)	303,810
Stock-based compensation (3)	254,056
Change in fair value of warrant derivative liabilities (4)	(4,994)
Other adjustments (5)	99,449
Adjustment for a change in accounting principle (Topic 606) (6)	(106,704)
Covenant Adjusted EBITDA	$853,084
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
(4)Reflects the change in fair value of the derivative liability associated with our public and private warrants.
(5)Other adjustments represent primarily the following items (in thousands):

Twelve months ended June 30, 2021
Loss contingency (a)	$23,200
Consumer financing fees (b)	35,650
Product development (c)	15,798
Hiring, retention and termination payments (d)	10,397
Monitoring fee (e)	7,688
Certain legal and professional fees (f)	6,185
All other adjustments (g)	531
Total other adjustments	$99,449
____________________

(a)Reflects an increase to the loss contingency accrual relating to the regulatory matters described in Note 12 to the accompanying consolidated financial statements.
(b)Monthly financing fees incurred under the Consumer Financing Program.
(c)Costs related to the development of control panels, including associated software, and peripheral devices.
(d)Expenses associated with retention bonus, relocation and severance payments to management.
(e)BMP monitoring fee (See Note 14 to the accompanying unaudited condensed consolidated financial statements).
(f)Legal and professional fees associated with strategic initiatives and financing transactions.
(g)Other adjustments primarily reflect adjustments to eliminate the impact of changes in other accounting principles and costs associated with payments to third parties related to various strategic, legal and financing activities.

(6)The adjustments to eliminate the impact of the Company's adoption of Topic 606, are as follows (in thousands):

Twelve months ended June 30, 2021
Net loss	$54,379
Amortization of capitalized contract costs	(505,507)
Amortization of subscriber acquisition costs	342,513
Income tax expense	1,911
Topic 606 adjustments	$(106,704)

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
For certain third-party provider loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding loans, depending on the third-party financing provider. Additionally, we share in the liability for credit losses depending on the credit quality of the customer, with our Company being responsible for between 5% to 100% of lost principal balances, depending on factors specified in the agreement with such provider. Because of the nature of these provisions, we record a derivative liability at its fair value when the third-party financing provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the third-party provider by us related to outstanding loans, including the monthly fees based on either the outstanding loan balances or the number of outstanding loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the third-party financing provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Condensed Consolidated Statement of Operations. As of June 30, 2021 and December 31, 2020, the fair value of this derivative liability was $219.6 million and $227.9 million, respectively. As we continue to use of Vivint Flex Pay as our primary sales model, we expect our liability to third-party providers to continue to increase substantially and the rate of such increases may accelerate.
For other third-party provider loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36-month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of June 30, 2021, our total finance lease obligations were $4.2 million, of which $3.2 million is due within the next 12 months.
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
We had no borrowings under the revolving credit facility as of June 30, 2021.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the six months ended June 30, 2021, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $3.2 million, our total assets would have decreased by $32.8 million and our total liabilities would have decreased by $29.4 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the six months ended June 30, 2021, before intercompany eliminations, approximately $31.9 million of our revenues, $327.7 million of our total assets and $294.1 million of our total liabilities were denominated in Canadian Dollars.

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
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as June 30, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act as recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Remediation of Previously Disclosed Material Weakness
As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, we identified a material weakness in our internal controls over financial reporting related to the Company’s control to review the evaluation of the accounting for complex financial instruments, such as for warrants issued by Mosaic Acquisition Corp., which did not operate effectively to appropriately apply the provisions of Financial Accounting Standards Board Accounting Standards Codification 815-40.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In the second quarter of fiscal 2021, we implemented the below changes to our processes to improve our internal control over financial reporting to remediate the control deficiency that gave rise to the material weakness:
•We studied and clarified our understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the SEC on April 12, 2021 (the “Staff Statement”).
•We enhanced our accounting policy related to the accounting for such contracts to determine proper accounting in accordance with U.S. GAAP as clarified by the Staff Statement.
•We designed and implemented a control to properly assess accounting for future contracts that may be settled in the Company’s own stock as equity of the entity or as an asset or liability. This control includes both internal and external assessment procedures over the accounting for such contracts.
•We designed and implemented a control over the calculations of the impact of issued warrants on our financial statements.
After completion of the above, our management believes the previously identified material weakness has been remediated, subject to testing of the operating effectiveness of the control throughout the year.
Changes in Internal Control Over Financial Reporting
Other than the changes made to as part of the remediation plan described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the periods indicated, which related to shares withheld upon settlement of vested and exercised equity awards to satisfy tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2021	—	$—	—	—
May 1 - 31, 2021	—	—	—	—
June 1 - 30, 2021	12,117	14.31	—	—

(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger dated as of September 15, 2019, by and among Mosaic Acquisition Corp., Maiden Merger Sub, Inc. and Vivint Smart Home, Inc.	8-K	001-38246	2.1	9/16/2019
10.1	Fourth Amendment, effective March 31, 2021, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc.					X
10.2	Employment Agreement, dated June 6, 2021, between Vivint Smart Home, Inc. and David Bywater	8-K	001-38246	10.1	6/7/2021
10.3	Transition and Consulting Agreement, dated June 17, 2021, by and among Vivint Smart Home, Inc. and Shawn J. Lindquist	8-K	001-38246	10.1	6/21/2021
31.1	Certification of the Registrant’s Chief Executive Officer, David Bywater, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, David Bywater, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Vivint Smart Home, Inc.

Date:	August 3, 2021	By:	/s/ David Bywater
David Bywater
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 3, 2021	By:	/s/ Dale R. Gerard
Dale R. Gerard
Chief Financial Officer (Principal Financial Officer)