Form 10-Q
period 2021-09-30
Vivint Smart Home, Inc.
filed 2021-11-15
CIK 1713952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2021, there were 208,728,450 shares of Class A common stock outstanding.

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
•references to the “Reorganization” are to the acquisition of APX Group Inc. and two of its affiliates, Vivint Solar, Inc. and 2GIG Technologies, Inc., on November 16, 2012, by an investor group comprised of certain investment funds affiliated with our Sponsor, and certain co-investors and management investors;
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
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2021 (the “Form 10-K/A”) and in this Quarterly Report on Form 10-Q, as such factors may be updated in our periodic reports filed with the SEC, and contained elsewhere in this Quarterly Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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
•the impact of changes in consumer spending patterns, consumer preferences, local, regional, and national economic conditions, crime, weather, and demographic trends;
•adverse publicity and product liability claims;
•increases and/or decreases in utility and other energy costs, increased costs related to utility or governmental requirements;
•cost increases or shortages in smart home and security technology products or components including disruptions in our supply chains;
•the introduction of unsuccessful new Smart Home Services;
•privacy and data protection laws, privacy or data breaches, or the loss of data;
•the impact to our business, results of operations, financial condition, regulatory compliance and customer experience of the Vivint Flex Pay plan (as described in Note 1 - Basis of Presentation in the unaudited condensed consolidated financial statements);
•risks related to our exposure to variable rates of interest with respect to our revolving credit facility and term loan facility;
•our inability to maintain effective internal control over financial reporting; and
•our inability to attract and retain employees due to labor shortages.
In addition, the origination and installation of new subscribers will depend on various factors, including, but not limited to, market availability, subscriber interest, the availability of suitable components, the negotiation of acceptable contract terms with subscribers, local permitting, licensing and regulatory compliance, and our ability to manage anticipated expansion and to hire, train and retain personnel, the financial viability of subscribers and general economic conditions.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of the Form 10-K/A and in this Quarterly Report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov. The risks described herein or in the “Risk Factors” sections referenced above are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	September 30, 2021	December 31, 2020
		(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$280,152	$313,799
Accounts and notes receivable, net	71,274	64,697
Inventories	54,151	47,299
Prepaid expenses and other current assets	26,624	14,338
Total current assets	432,201	440,133

Property, plant and equipment, net	52,825	52,379
Capitalized contract costs, net	1,433,112	1,318,498
Deferred financing costs, net	2,201	1,667
Intangible assets, net	66,808	111,474
Goodwill	837,086	837,077
Operating lease right-of-use assets	45,201	52,880
Long-term notes receivables and other non-current assets, net	46,951	58,317
Total assets	$2,916,385	$2,872,425
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$127,944	$85,656
Accrued payroll and commissions	147,302	87,943
Accrued expenses and other current liabilities	218,151	247,324
Deferred revenue	418,718	327,632
Current portion of notes payable, net	13,500	9,500
Current portion of operating lease liabilities	11,858	12,135
Current portion of finance lease liabilities	3,272	3,356
Total current liabilities	940,745	773,546

Notes payable, net	2,322,412	2,372,235
Notes payable, net - related party	378,512	443,865
Finance lease liabilities, net of current portion	1,171	2,460
Deferred revenue, net of current portion	790,397	621,182
Operating lease liabilities, net of current portion	41,422	49,692
Warrant derivative liabilities	24,033	75,531
Other long-term obligations	126,411	121,235
Deferred income tax liabilities	781	2,168
Total liabilities	4,625,884	4,461,914
Commitments and contingencies (See Note 13)
Stockholders’ deficit:
Class A Common stock, $0.0001 par value, 3,000,000,000 shares authorized; 208,728,450 and 202,216,341 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	21	20
Preferred stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,681,001	1,548,786
Accumulated deficit	(3,363,574)	(3,111,486)
Accumulated other comprehensive loss	(26,947)	(26,809)
Total stockholders’ deficit	(1,709,499)	(1,589,489)
Total liabilities and stockholders’ deficit	$2,916,385	$2,872,425
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(As Restated)		(As Restated)
Revenues:
Recurring and other revenue	$386,710	$318,717	$1,083,174	$921,359
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	99,082	92,309	286,353	257,728
Selling expenses (exclusive of amortization of deferred commissions of $53,792; $49,429; $158,796 and $145,017, respectively, which are included in depreciation and amortization shown separately below)	96,072	79,680	300,480	195,513
General and administrative expenses	64,972	69,130	189,267	180,272
Depreciation and amortization	151,332	143,965	447,863	423,389
Restructuring expenses	—	—	—	20,941
Total costs and expenses	411,458	385,084	1,223,963	1,077,843
Loss from operations	(24,748)	(66,367)	(140,789)	(156,484)
Other expenses (income):
Interest expense	47,120	50,987	146,981	170,795
Interest income	(126)	(26)	(280)	(287)
Change in fair value of warrant liabilities	(15,313)	974	(50,638)	79,893
Other expense (income), net	37,329	(7,099)	14,736	11,341
Loss before income taxes	(93,758)	(111,203)	(251,588)	(418,226)
Income tax (benefit) expense	(1,014)	230	500	324
Net loss	$(92,744)	$(111,433)	$(252,088)	$(418,550)
Net loss attributable per share to common stockholders:
Basic	$(0.44)	$(0.59)	$(1.21)	$(2.43)
Diluted	$(0.52)	$(0.59)	$(1.45)	$(2.43)
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic	208,759,485	187,551,208	208,090,903	172,443,930
Diluted	208,988,137	187,551,208	209,174,284	172,443,930
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(As Restated)		(As Restated)
Net loss	$(92,744)	$(111,433)	$(252,088)	$(418,550)
Other comprehensive (loss) income, net of tax effects:
Foreign currency translation adjustment	(1,062)	589	(138)	(822)
Total other comprehensive (loss) income	(1,062)	589	(138)	(822)
Comprehensive loss	$(93,806)	$(110,844)	$(252,226)	$(419,372)
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit) (unaudited)
(In thousands, except shares)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, beginning of period	208,707,992	$21	$1,651,951	$(3,270,830)	$(25,885)	$(1,644,743)
Issuance of common stock upon exercise or vesting of equity awards	20,458	—	—	—	—	—
Net Loss	—	—	—	(92,744)	—	(92,744)
Foreign currency translation adjustment	—	—	—	—	(1,062)	(1,062)
Stock-based compensation	—	—	29,050	—	—	29,050
Balance, end of period	208,728,450	$21	$1,681,001	$(3,363,574)	$(26,947)	$(1,709,499)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
	(As Restated)
Balance, beginning of period	184,349,606	$18	$1,335,652	$(2,815,272)	$(28,877)	$(1,508,479)
Issuance of earnout shares	11,726,753	2	(2)	—	—	—
Tax withholdings related to net share settlement of equity awards	(69,088)	—	(1,962)	—	—	(1,962)
Forfeited shares	(27,031)	—	—	—	—	—
Warrants exercised	1,658,097	—	28,798	—	—	28,798
Issuance of common stock upon exercise or vesting of equity awards	433,745	—	—	—	—	—
Net Loss	—	—	—	(111,433)	—	(111,433)
Foreign currency translation adjustment	—	—	—	—	589	589
Stock-based compensation	—	—	58,530	—	—	58,530
Balance, end of period	198,072,082	$20	$1,421,016	$(2,926,705)	$(28,288)	$(1,533,957)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, beginning of period	202,216,341	20	1,548,786	(3,111,486)	(26,809)	(1,589,489)
Issuance of earnout shares	1,239,818	—	—	—	—	—
Tax withholdings related to net share settlement of equity awards	(1,675,319)	—	(29,367)	—	—	(29,367)
Forfeited shares	(17,198)	—	—	—	—	—
Warrants exercised	825,016	—	19,743	—	—	19,743
Issuance of common stock upon exercise or vesting of equity awards	6,139,792	1	—	—	—	1
Net Loss	—	—	—	(252,088)	—	(252,088)
Foreign currency translation adjustment	—	—	—	—	(138)	(138)
Stock-based compensation	—	—	141,839	—	—	141,839
Balance, end of period	208,728,450	$21	$1,681,001	$(3,363,574)	$(26,947)	$(1,709,499)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
	(As Restated)
Balance, beginning of period as originally reported	1,009,144	$10	$740,119	$(2,508,155)	$(27,466)	$(1,795,491)
Retroactive application of recapitalization	93,928,453	(1)	2	—	—	—
Adjusted balance, beginning of period	94,937,597	9	740,121	(2,508,155)	(27,466)	(1,795,491)
Recapitalization transaction	59,793,021	6	421,899	—	—	421,905
Issuance of earnout shares	35,096,994	5	(5)	—	—	—
Tax withholdings related to net share settlement of equity awards	(155,021)	—	(3,759)	—	—	(3,759)
Forfeited shares	(188,972)	—	—	—	—	—
Warrants exercised	8,148,926	—	134,375	—	—	134,375
Issuance of common stock upon exercise or vesting of equity awards	439,537	—	—	—	—	—
Net Loss	—	—	—	(418,550)	—	(418,550)
Foreign currency translation adjustment	—	—	—	—	(822)	(822)
Stock-based compensation	—	—	117,279	—	—	117,279
Restructuring expenses	—	—	11,106	—	—	11,106
Balance, end of period	198,072,082	$20	$1,421,016	$(2,926,705)	$(28,288)	$(1,533,957)

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
		(As Restated)
Cash flows from operating activities:
Net loss	$(252,088)	$(418,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of capitalized contract costs	390,533	355,471
Amortization of customer relationships	43,607	49,396
Depreciation and amortization of property, plant and equipment and other intangible assets	13,723	18,522
Amortization of deferred financing costs and bond premiums and discounts	3,218	2,988
Loss on sale or disposal of assets	309	919
(Gain) loss on changes in fair value of warrant derivative liabilities	(50,638)	79,893
Loss on early extinguishment of debt	30,210	12,710
Expensed issuance costs	—	723
Stock-based compensation	141,839	117,279
Provision for doubtful accounts and expected credit losses	21,589	17,293
Deferred income taxes	(4,528)	(1,180)
Non-cash restructuring expenses	—	11,106
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(28,542)	(23,202)
Inventories	(6,851)	3,750
Prepaid expenses and other current assets	(12,341)	(1,655)
Capitalized contract costs, net	(504,885)	(475,708)
Long-term notes receivables and other non-current assets, net	14,488	21,521
Right-of-use assets	7,680	5,907
Accounts payable	40,061	(24,157)
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	43,109	187,508
Current and long-term operating lease liabilities	(8,548)	(6,500)
Deferred revenue	260,185	288,775
Net cash provided by operating activities	142,130	222,809
Cash flows from investing activities:
Capital expenditures	(10,199)	(8,620)
Proceeds associated with disposal of capital assets	162	1,508
Acquisition of intangible assets	—	(1,592)
Net cash used in investing activities	(10,037)	(8,704)
Cash flows from financing activities:
Proceeds from notes payable	1,758,000	1,241,000
Proceeds from notes payable - related party	392,000	309,000
Repayment of notes payable	(1,893,575)	(1,577,124)
Repayment of notes payable - related party	(351,300)	(174,800)
Borrowings from revolving credit facility	—	359,200
Taxes paid related to net share settlements of stock-based compensation awards	(29,372)	(2,769)
Repayments on revolving credit facility	—	(604,200)
Proceeds from warrant exercises	10,819	93,713
Proceeds from Mosaic recapitalization	—	463,311
Repayments of finance lease obligations	(2,549)	(6,285)
Financing costs	(26,260)	(11,191)
Deferred financing costs	(23,474)	(12,894)
Net cash (used in) provided by financing activities	(165,711)	76,961
Effect of exchange rate changes on cash and cash equivalents	(29)	67
Net (decrease) increase in cash and cash equivalents	(33,647)	291,133
Cash and cash equivalents:
Beginning of period	313,799	4,549
End of period	$280,152	$295,682
Supplemental non-cash investing and financing activities:
Finance lease additions	$1,394	$699
Reclassification of warrant derivative liability for exercised warrants	$8,924	$—
Capital expenditures included within accounts payable	$4,130	$1,737
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company without audit. The accompanying consolidated financial statements include the accounts of Vivint Smart Home, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2020 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements except as disclosed in Note 2. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Basis of Presentation
On January 17, 2020 (the “Closing Date”), the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated September 15, 2019, by and among the Company, Merger Sub, and Legacy Vivint Smart Home, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 18, 2019, by and among the Company, Merger Sub and Legacy Vivint Smart Home. (See Note 6 “Business Combination” for further discussion).
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
In connection with the Business Combination, Mosaic Acquisition Corp. changed its name to Vivint Smart Home, Inc. The Company’s Common Stock is now listed on the NYSE under the symbol “VVNT”. Prior to the Business Combination, Mosaic Acquisition Corp. neither engaged in any operations nor generated any revenue. Until the Business Combination, based on Mosaic Acquisition Corp’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
Under the CFP, qualified customers are eligible for financing offerings (“Loans”) originated by Financing Providers of between $150 and $6,000. The terms of most Loans are determined based on the customer's credit quality. The annual percentage rates on these Loans is either 0% or 9.99%, depending on the customer's credit quality, and the Loans are issued on either an installment or revolving basis with repayment terms ranging from 6- to 60-months.
For certain Financing Provider Loans, the Company pays a monthly fee based on either the average daily outstanding balance of the installment loans, or the number of outstanding Loans. For certain Loans, the Company incurs fees at the time of the loan origination and receives proceeds that are net of these fees. For certain Loans, the Company also shares liability for credit losses, with the Company being responsible for between 2.6% and 100% of lost principal balances. Additionally, the Company is responsible for reimbursing certain Financing Providers for merchant transaction fees and other fees associated with the Loans. Because of the nature of these provisions, the Company records a derivative liability at its fair value when the Financing Provider originates loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by the Company to the Financing Provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the unaudited condensed consolidated statement of operations. (see Note 10 “Financial Instruments” for additional information).
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

Retail Installment Contract Receivables
For subscribers that enter into a RIC to finance the purchase of Products, the Company records a receivable for the amount financed. Gross RIC receivables are reduced for (i) expected write-offs of uncollectible balances over the term of the RIC and (ii) a present value discount of the expected cash flows using a risk adjusted market interest rate. Therefore, the RIC receivables equal the present value of the expected cash flows to be received by the Company over the term of the RIC, evaluated on a pool basis. RICs are pooled based on customer credit quality, contract length and geography. At the time of installation, the Company records a long-term note receivable within long-term notes receivables and other assets, net on the unaudited condensed consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets.
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
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services, amounts due from third-party financing providers and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. Accounts receivable totaled $30.7 million and $19.8 million at September 30, 2021 and December 31, 2020, respectively, net of the allowance for doubtful accounts of $12.2 million and $9.9 million at September 30, 2021 and December 31, 2020, respectively. The Company estimates this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$9,621	$8,429	$9,911	$8,118
Provision for doubtful accounts	8,605	4,155	21,589	17,293
Write-offs and adjustments	(6,028)	(4,113)	(19,302)	(16,940)
Balance at end of period	$12,198	$8,471	$12,198	$8,471

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
The majority of the Company’s subscription contracts are between three and five years in length and are generally non-cancelable. These contracts with customers generally convert into month-to-month agreements at the end of the initial term, and some customer contracts are month-to-month from inception. Payment for Smart Home Services is generally due in advance on a monthly basis.
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
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. The Company calculates amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortizes those deferred contract costs on a straight-line basis over the expected period of benefit that the Company has determined to be five years, consistent with the pattern in which the Company provides services to its customers. The Company believes this pattern of amortization appropriately reduces the carrying value of the capitalized contract costs over time to reflect the decline in the value of the assets as the remaining period of benefit for each monthly portfolio of contracts decreases. The period of benefit of five years is longer than a typical contract term because of anticipated contract renewals. The Company applies this period of benefit to its entire portfolio of contracts. The Company updates its estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. No such changes were made for the nine months ended September 30, 2021 and 2020. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations.
The carrying amount of the capitalized contract costs is periodically reviewed for impairment. In performing this review, the Company begins by analyzing for impairment indicators. If impairment indicators exist, the Company considers whether the carrying amount of the capitalized contract costs will be recovered. In estimating the amount of consideration the Company expects to receive in the future related to capitalized contract costs, the Company considers factors such as attrition rates, economic factors, and industry developments, among other factors. If it is determined that capitalized contract costs are impaired, an impairment loss is recognized for the amount by which the carrying amount of the capitalized contract costs and the anticipated costs that relate directly to providing the future services exceed the consideration that has been received and that is expected to be received in the future. During the three and nine months ended September 30, 2021 and 2020, no impairment losses were recorded.
Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts are expensed as incurred. These costs include those associated with housing, marketing, advertising, recruiting, non-direct lead generation costs, certain portions of sales commissions and residuals, overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber.
On the unaudited condensed consolidated statement of cash flows, capitalized contract costs are classified as operating activities and reported as “Capitalized contract costs – deferred contract costs” as these assets represent deferred costs associated with subscriber contracts.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with remaining maturities when purchased of three months or less.
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
The Company conducts an indefinite-lived intangible impairment analysis annually as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s indefinite-lived intangibles may be less than the carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate indefinite-lived intangible impairment using a qualitative approach. When necessary, the Company’s quantitative impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its indefinite-lived intangibles to the carrying value. If the fair value is greater than the carrying value, the intangibles are not considered to be impaired, and no further testing is required. If the fair value is less than the carrying value, an impairment loss in an amount equal to the difference is recorded.
During the three and nine months ended September 30, 2021 and 2020, no impairments to long-lived assets or intangibles were recorded.
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of capitalized contract costs	$132,453	$121,681	$390,533	$355,471
Amortization of definite-lived intangibles	14,984	17,358	45,038	52,167
Depreciation of property, plant and equipment	3,895	4,926	12,292	15,751
Total depreciation and amortization	$151,332	$143,965	$447,863	$423,389

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
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 4 “Long-Term Debt.” Deferred financing costs associated with the revolving credit facility reported in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at September 30, 2021 and December 31, 2020 were $2.2 million and $1.7 million, net of accumulated amortization of $11.4 million and $11.0 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at September 30, 2021 and December 31, 2020 were $35.6 million and $27.2 million, net of accumulated amortization of $76.1 million and $70.9 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $1.6 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively and $5.4 million and $6.0 million for the nine months ended September 30, 2021 and 2020, respectively (See Note 4 “Long-Term Debt” for additional detail).
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
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The current portion of the liability included in accrued payroll and commissions was $4.3 million and $4.1 million at September 30, 2021 and December 31, 2020, respectively, and the noncurrent portion included in other long-term obligations was $23.6 million and $23.8 million at September 30, 2021 and December 31, 2020, respectively.
Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 12 “Stock-Based Compensation and Equity” for additional details).
Advertising Expense

Advertising costs are expensed as incurred. Advertising costs were $25.7 million and $16.4 million for the three months ended September 30, 2021 and 2020, respectively and $69.1 million and $43.2 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Concentrations of Supply Risk
As of September 30, 2021, approximately 94% of the Company’s installed panels were the Company's proprietary SkyControl or Smart Hub panels and 6% were 2GIG Go!Control panels. The loss of the Company's SkyControl or Smart Hub panel suppliers could potentially impact its operating results or financial position.

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
Level 2: Observable prices that are based on inputs not quoted in active markets but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2021 and 2020.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, the Company is able to evaluate goodwill impairment using a qualitative approach. When necessary, the Company’s quantitative goodwill impairment test consists of two steps. The first step requires that the Company compare the estimated fair value of its reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to recognize an impairment charge for the amount by which the reporting unit's carrying value exceeds its fair value. The Company’s reporting units are determined based on its current reporting structure, which as of September 30, 2021 consisted of one reporting unit. As of September 30, 2021, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
When intercompany foreign currency transactions between entities included in the unaudited consolidated financial statements are of a long-term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ deficit as accumulated other comprehensive loss or income. When intercompany transactions are deemed to be of a short-term nature, translation adjustments are required to be included in the condensed consolidated statement of operations. The Company has determined that settlement of Vivint Canada, Inc. intercompany balances are anticipated and therefore such balances are deemed to be of a short-term nature. Translation activity included in the statement of operations in other (income) expenses, net related to intercompany balances was as follows: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Translation loss (gain)	$1,093	$(1,300)	$(324)	$2,220
Letters of Credit
As of both September 30, 2021 and December 31, 2020, the Company had $15.3 million of letters of credit issued in the ordinary course of business, all of which are undrawn.
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
Restructuring and Asset Impairment Charges
Restructuring and asset impairment charges represent expenses incurred in relation to activities to exit or dispose of portions of the Company's business that do not qualify as discontinued operations. Liabilities associated with restructuring are measured at their fair value when the liability is incurred. Expenses for related termination benefits are recognized at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Liabilities related to termination of a contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining obligation. The Company expenses all other costs related to an exit or disposal activity as incurred (See Note 17).

2. Revisions of Previously-Issued Financial Statements
During the financial close for the quarter ended September 30, 2021, the Company determined that certain revenue transactions associated with monthly service charge adjustments and contract modifications were not being recognized over the proper period. Consequently, during 2021 and in previous annual and quarterly periods, certain immaterial errors existed in previously reported amounts of revenue.
The Company assessed the materiality of the misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to all prior consolidated financial statements taken as a whole and, therefore, amending previously filed reports to correct the errors was not required. However, the Company concluded that the cumulative effect of correcting the errors in the quarter ended September 30, 2021 would materially misstate the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021. Accordingly, the Company has reflected the corrections in the results for prior periods included in this Quarterly Report on Form 10-Q. In addition, the amounts labeled “Adjustment” include certain other previously identified adjustments that were not previously deemed material to the periods presented. The Company will also revise such information in future filings to reflect the correction of the errors.
The following tables present the revised results for each previously reported period, the adjustments made to each period and the previously reported amounts to summarize the effect of the corrections on the previously reported Balance Sheets and Statements of Operations for the periods presented (in thousands, except per-share amounts). These errors did not impact total cash flows from operating, investing or financing activities as presented in the Statement of Cash Flows for any period.

Unaudited Condensed Consolidated Balance Sheets	As of June 30, 2021
	As Previously Reported	Adjustment	As Revised
Deferred revenue	$373,207	$7,888	$381,095
Total current liabilities	856,260	7,888	864,148
Deferred revenue, net of current portion	717,423	6,245	723,668
Total liabilities	4,604,412	14,133	4,618,545
Accumulated deficit	(3,256,697)	(14,133)	(3,270,830)
Total stockholders’ deficit	(1,630,610)	(14,133)	(1,644,743)

Unaudited Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Revised
Recurring and other revenue	$355,231	$(1,094)	$354,137
General and administrative expenses	62,140	(4,646)	57,494
Total costs and expenses	392,366	(4,646)	387,720
Loss from operations	(37,135)	3,552	(33,583)
Loss before income taxes	(72,827)	3,552	(69,275)
Net loss	(74,097)	3,552	(70,545)
Comprehensive loss	(73,565)	3,552	(70,013)
Net loss attributable per share to common stockholders:
Basic	(0.36)	0.02	(0.34)
Diluted	(0.38)	0.02	(0.36)

Unaudited Condensed Consolidated Statements of Operations	Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Revised
Recurring and other revenue	$698,524	$(2,060)	$696,464
General and administrative expenses	128,488	(4,193)	124,295
Total costs and expenses	816,698	(4,193)	812,505
Loss from operations	(118,174)	2,133	(116,041)
Loss before income taxes	(159,963)	2,133	(157,830)
Net loss	(161,477)	2,133	(159,344)
Comprehensive loss	(160,553)	2,133	(158,420)
Net loss attributable per share to common stockholders:
Basic	(0.78)	0.01	(0.77)
Diluted	(0.94)	0.01	(0.93)

Unaudited Condensed Consolidated Balance Sheets	As of March 31, 2021
	As Previously Reported	Adjustment	As Revised
Long-term notes receivables and other assets, net	57,534	(4,646)	52,888
Total assets	2,833,259	(4,646)	2,828,613
Deferred revenue	334,154	7,131	341,285
Total current liabilities	760,512	7,131	767,643
Deferred revenue, net of current portion	622,287	5,908	628,195
Total liabilities	4,417,228	13,039	4,430,267
Accumulated deficit	(3,182,600)	(17,685)	(3,200,285)
Total stockholders’ deficit	(1,583,969)	(17,685)	(1,601,654)
Total liabilities and stockholders’ deficit	2,833,259	(4,646)	2,828,613

Unaudited Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Revised
Recurring and other revenue	$343,293	$(966)	$342,327
General and administrative expenses	66,348	453	66,801
Total costs and expenses	424,332	453	424,785
Loss from operations	(81,039)	(1,419)	(82,458)
Loss before income taxes	(87,136)	(1,419)	(88,555)
Net loss	(87,380)	(1,419)	(88,799)
Comprehensive loss	(86,988)	(1,419)	(88,407)
Net loss attributable per share to common stockholders:
Basic	(0.42)	(0.01)	(0.43)
Diluted	(0.56)	(0.01)	(0.57)

Consolidated Balance Sheets	As of December 31, 2020
	As Previously Reported	Adjustment	As Revised
Long-term notes receivables and other assets, net	62,510	(4,193)	58,317
Total assets	2,876,618	(4,193)	2,872,425
Deferred revenue	321,143	6,489	327,632
Total current liabilities	767,057	6,489	773,546
Deferred revenue, net of current portion	615,598	5,584	621,182
Total liabilities	4,449,841	12,073	4,461,914
Accumulated deficit	(3,095,220)	(16,266)	(3,111,486)
Total stockholders’ deficit	(1,573,223)	(16,266)	(1,589,489)
Total liabilities and stockholders’ deficit	2,876,618	(4,193)	2,872,425

Consolidated Statements of Operations	Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
Recurring and other revenue	$1,260,566	$(8,299)	$1,252,267
General and administrative expenses	266,335	1,588	267,923
Total costs and expenses	1,512,737	1,588	1,514,325
Loss from operations	(252,171)	(9,887)	(262,058)
Loss before income taxes	(592,361)	(9,887)	(602,248)
Income tax expense	2,837	(1,754)	1,083
Net loss	(595,198)	(8,133)	(603,331)
Comprehensive loss	(594,541)	(8,133)	(602,674)
Net loss attributable per share to common stockholders:
Basic and diluted	(3.32)	(0.05)	(3.37)

Unaudited Condensed Consolidated Statements of Operations	Three Months Ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
Recurring and other revenue	$332,423	$(1,515)	$330,908
General and administrative expenses	87,220	431	87,651
Total costs and expenses	436,051	431	436,482
Loss from operations	(103,628)	(1,946)	(105,574)
Loss before income taxes	(182,076)	(1,946)	(184,022)
Income tax expense	2,513	(1,754)	759
Net loss	(184,589)	(192)	(184,781)
Comprehensive loss	(183,110)	(192)	(183,302)
Net loss attributable per share to common stockholders:
Basic and diluted	(0.93)	—	(0.93)

Unaudited Condensed Consolidated Balance Sheets	As of September 30, 2020
	As Previously Reported	Adjustment	As Revised
Long-term notes receivables and other assets, net	74,827	(3,762)	71,065
Total assets	2,924,302	(3,762)	2,920,540
Deferred revenue	308,471	5,545	314,016
Total current liabilities	744,220	5,545	749,765
Deferred revenue, net of current portion	612,920	5,013	617,933
Deferred income tax liabilities	974	1,754	2,728
Total liabilities	4,442,185	12,312	4,454,497
Accumulated deficit	(2,910,631)	(16,074)	(2,926,705)
Total stockholders’ deficit	(1,517,883)	(16,074)	(1,533,957)
Total liabilities and stockholders’ deficit	2,924,302	(3,762)	2,920,540

Unaudited Condensed Consolidated Statements of Operations	Three Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Revised
Recurring and other revenue	$321,014	$(2,297)	$318,717
General and administrative expenses	68,723	407	69,130
Total costs and expenses	384,677	407	385,084
Loss from operations	(63,663)	(2,704)	(66,367)
Loss before income taxes	(108,499)	(2,704)	(111,203)
Net loss	(108,729)	(2,704)	(111,433)
Comprehensive loss	(108,140)	(2,704)	(110,844)
Net loss attributable per share to common stockholders:
Basic and diluted	(0.58)	(0.01)	(0.59)

Unaudited Condensed Consolidated Statements of Operations	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Revised
Recurring and other revenue	$928,143	$(6,784)	$921,359
General and administrative expenses	179,115	1,157	180,272
Total costs and expenses	1,076,686	1,157	1,077,843
Loss from operations	(148,543)	(7,941)	(156,484)
Loss before income taxes	(410,285)	(7,941)	(418,226)
Net loss	(410,609)	(7,941)	(418,550)
Comprehensive loss	(411,431)	(7,941)	(419,372)
Net loss attributable per share to common stockholders:
Basic and diluted	(2.38)	(0.05)	(2.43)

Unaudited Condensed Consolidated Balance Sheets	As of June 30, 2020
	As Previously Reported	Adjustment	As Revised
Long-term notes receivables and other assets, net	79,248	(3,355)	75,893
Total assets	2,829,889	(3,355)	2,826,534
Deferred revenue	267,363	4,004	271,367
Total current liabilities	640,312	4,004	644,316
Deferred revenue, net of current portion	500,354	4,257	504,611
Deferred income tax liabilities	959	1,754	2,713
Total liabilities	4,324,998	10,015	4,335,013
Accumulated deficit	(2,801,902)	(13,370)	(2,815,272)
Total stockholders’ deficit	(1,495,109)	(13,370)	(1,508,479)
Total liabilities and stockholders’ deficit	2,829,889	(3,355)	2,826,534

Unaudited Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2020
	As Previously Reported	Adjustment	As Revised
Recurring and other revenue	$303,897	$(2,899)	$300,998
General and administrative expenses	59,969	386	60,355
Total costs and expenses	347,513	386	347,899
Loss from operations	(43,616)	(3,285)	(46,901)
Loss before income taxes	(155,902)	(3,285)	(159,187)
Net loss	(156,784)	(3,285)	(160,069)
Comprehensive loss	(155,766)	(3,285)	(159,051)
Net loss attributable per share to common stockholders:
Basic and diluted	(0.88)	(0.02)	(0.90)

Unaudited Condensed Consolidated Statements of Operations	Six Months Ended June 30, 2020
	As Previously Reported	Adjustment	As Revised
Recurring and other revenue	$607,129	$(4,487)	$602,642
General and administrative expenses	110,392	750	111,142
Total costs and expenses	692,009	750	692,759
Loss from operations	(84,880)	(5,237)	(90,117)
Loss before income taxes	(301,786)	(5,237)	(307,023)
Net loss	(301,880)	(5,237)	(307,117)
Comprehensive loss	(303,291)	(5,237)	(308,528)
Net loss attributable per share to common stockholders:
Basic and diluted	(1.83)	(0.03)	(1.86)

Unaudited Condensed Consolidated Balance Sheets	As of March 31, 2020
	As Previously Reported	Adjustment	As Revised
Long-term notes receivables and other assets, net	86,966	(2,969)	83,997
Total assets	2,670,423	(2,969)	2,667,454
Deferred revenue	237,439	2,035	239,474
Total current liabilities	564,203	2,035	566,238
Deferred revenue, net of current portion	409,474	3,327	412,801
Deferred income tax liabilities	1,005	1,754	2,759
Total liabilities	4,162,359	7,116	4,169,475
Accumulated deficit	(2,645,118)	(10,085)	(2,655,203)
Total stockholders’ deficit	(1,491,936)	(10,085)	(1,502,021)
Total liabilities and stockholders’ deficit	2,670,423	(2,969)	2,667,454

Unaudited Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2020
	As Previously Reported	Adjustment	As Revised
Recurring and other revenue	$303,232	$(1,588)	$301,644
General and administrative expenses	50,423	364	50,787
Total costs and expenses	344,496	364	344,860
Loss from operations	(41,264)	(1,952)	(43,216)
Loss before income taxes	(145,884)	(1,952)	(147,836)
Net loss	(145,096)	(1,952)	(147,048)
Comprehensive loss	(147,525)	(1,952)	(149,477)
Net loss attributable per share to common stockholders:
Basic and diluted	(0.96)	(0.01)	(0.97)

Consolidated Balance Sheets	As of December 31, 2019
	As Previously Reported	Adjustment	As Revised
Long-term notes receivables and other assets, net	95,827	(2,605)	93,222
Total assets	2,604,408	(2,605)	2,601,803
Deferred revenue	234,612	1,361	235,973
Total current liabilities	1,013,965	1,361	1,015,326
Deferred revenue, net of current portion	405,786	2,413	408,199
Deferred income tax liabilities	2,231	1,754	3,985
Total liabilities	4,391,766	5,528	4,397,294
Accumulated deficit	(2,500,022)	(8,133)	(2,508,155)
Total stockholders’ deficit	(1,787,358)	(8,133)	(1,795,491)
Total liabilities and stockholders’ deficit	2,604,408	(2,605)	2,601,803

Consolidated Statements of Operations	Year Ended December 31, 2019
	As Previously Reported	Adjustment	As Revised
Recurring and other revenue	$1,155,981	$(4,881)	$1,151,100
Selling expenses	193,359	(1,559)	191,800
General and administrative expenses	192,182	1,298	193,480
Depreciation and amortization	543,440	152	543,592
Total costs and expenses	1,298,266	(109)	1,298,157
Loss from operations	(142,285)	(4,772)	(147,057)
Loss before income taxes	(394,611)	(4,772)	(399,383)
Net loss	(395,924)	(4,772)	(400,696)
Comprehensive loss	(394,553)	(4,772)	(399,325)
Net loss attributable per share to common stockholders:
Basic and diluted	(4.18)	(0.05)	(4.23)

Consolidated Statements of Operations	Year Ended December 31, 2018
	As Previously Reported	Adjustment	As Revised
Recurring and other revenue	$1,050,441	$1,107	$1,051,548
Selling expenses	213,386	1,559	214,945
General and administrative expenses	209,257	985	210,242
Depreciation and amortization	514,082	(152)	513,930
Total costs and expenses	1,297,221	2,392	1,299,613
Loss from operations	(246,780)	(1,285)	(248,065)
Loss before income taxes	(474,246)	(1,285)	(475,531)
Income tax (benefit) expense	(1,611)	1,754	143
Net loss	(472,635)	(3,039)	(475,674)
Comprehensive loss	(474,851)	(3,039)	(477,890)
Net loss attributable per share to common stockholders:
Basic and diluted	(5.00)	(0.03)	(5.03)

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
The Company also provides its customers with service warranties associated with product replacement and related services for the first 30 days after the generation and installation of new or modified customer contracts. As of September 30, 2021 and December 31, 2020, the Company had warranty service reserves of $5.8 million and $5.7 million, respectively, which are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
During the nine months ended September 30, 2021 and 2020, the Company recognized revenues of $254.7 million and $190.1 million, respectively, that were included in the deferred revenue balance as of December 31, 2020 and 2019, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2021, approximately $3.5 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 61% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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

4. Long-Term Debt
The Company’s debt at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
6.750% Senior Secured Notes Due 2027	600,000	—	(5,069)	594,931
5.750% Senior Notes Due 2029	800,000	—	(11,521)	788,479
Senior Secured Term Loan - noncurrent	1,336,500	—	(18,986)	1,317,514
Total Long-Term Debt	2,736,500	—	(35,576)	2,700,924
Senior Secured Term Loan - current	13,500	—	—	13,500
Total Debt	$2,750,000	$—	$(35,576)	$2,714,424

	December 31, 2020
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
7.875% Senior Secured Notes due 2022	$677,000	$7,885	$(4,697)	$680,188
7.625% Senior Notes Due 2023	400,000	—	(2,241)	397,759
8.500% Senior Secured Notes Due 2024	225,000	—	(3,530)	221,470
6.750% Senior Secured Notes Due 2027	600,000	—	(5,771)	594,229
Senior Secured Term Loan - noncurrent	933,375	—	(10,921)	922,454
Total Long-Term Debt	2,835,375	7,885	(27,160)	2,816,100
Senior Secured Term Loan - current	9,500	—	—	9,500
Total Debt	$2,844,875	$7,885	$(27,160)	$2,825,600

(1)Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 were $2.2 million and $1.7 million, respectively.

2027 Notes
As of September 30, 2021, APX had $600.0 million outstanding aggregate principal amount of 6.75% senior secured notes due 2027 (the “2027 notes”). The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the Revolving Credit Facility and the Term Loan Facility (as defined below), in each case, subject to certain exceptions and permitted liens. Interest accrues at the rate of 6.75% per annum for the 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.
2029 Notes
As of September 30, 2021, APX had $800.0 million outstanding aggregate principal amount of 5.75% senior notes due 2029 (the “2029 notes” and, together with the 2027 notes the “Notes”). The 2029 notes will mature on July 15, 2029. Interest accrues at the rate of 5.75% per annum for the 2029 notes. Interest on the 2029 notes is payable semiannually in arrears on January 15 and July 15 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.
New Senior Secured Credit Facilities
In July 2021, APX amended and restated its existing senior secured term loan credit agreement and existing senior secured revolving credit facility with a new senior secured credit agreement (the "Credit Agreement") that provides for (i) a term loan facility in an aggregate principal amount of $1,350.0 million (the "Term Loan Facility", and the loans thereunder, the

"Term Loans") and (ii) a revolving credit facility with commitments in an aggregate principal amount of $370.0 million (the "Revolving Credit Facility", and the loans thereunder, the "Revolving Loans").
As of September 30, 2021, APX had outstanding term loans under the Term Loan Facility in an aggregate principal amount of $1,350.0 million. APX is required to make quarterly amortization payments under the Term Loan Facility in an amount equal to 0.25% of the aggregate principal amount of the Term Loans outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loans will be due and payable in full on July 9, 2028. APX may prepay the Term Loans on the terms specified in the Credit Agreement. No amortization payments are required under the Revolving Credit Facility
In addition to paying interest on outstanding principal under the Revolving Credit Facility, APX is required to pay a quarterly commitment fee of 50 basis points (which will be subject to two interest rate step-downs of 12.5 basis points, based on APX meeting consolidated first lien net leverage ratio tests) to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. APX also pays customary letter of credit and agency fees. The revolving credit commitments outstanding under the Revolving Credit Facility will be due and payable in full on July 9, 2026.
Borrowings under the amended and restated Term Loan Facility and Revolving Credit Facility bear interest, at APX’s option, at a rate per annum equal to either (a)(i) a base rate determined by reference to the highest of (1) the “Prime Rate” in the United States as published in The Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the LIBOR rate for a one month interest period plus 1.00%, plus (ii) 2.50% (or after the delivery of financial statements for the fiscal quarter ending December 31, 2021, between 2.50% and 2.00%, depending on the first lien net leverage ratio of the applicable fiscal quarter) or (b)(i) a LIBOR rate determined by reference to the applicable page for the LIBOR rate for the interest period relevant to such borrowing plus (ii) 3.50% (or after the delivery of financial statements for the fiscal quarter ending December 31, 2021, between 3.50% and 3.00%, depending on the first lien net leverage ratio of the applicable fiscal quarter), subject in each case to an agreed interest rate floor.
There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2021 and December 31, 2020. As of September 30, 2021, the Company had $354.7 million of availability under the Revolving Credit Facility (after giving effect to $15.3 million of letters of credit outstanding and no borrowings).
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

	Original premium extinguished	Previously deferred financing costs extinguished	New financing costs	Total other expense and loss on extinguishment	Previously deferred financing costs rolled over	New deferred financing costs	Total deferred financing costs remaining after issuance
Three and nine months ended September 30, 2021
2029 Notes issuance - July 2021	$(5,656)	$8,016	$17,187	$19,547	$—	$11,767	$11,767
Term Loan issuance - July 2021	—	1,499	9,165	10,664	8,148	11,302	19,450
Total	$(5,656)	$9,515	$26,352	$30,211	$8,148	$23,069	$31,217

Nine months ended September 30, 2020
2027 Notes issuance - February 2020	$(2,749)	$4,033	$6,146	$7,430	$205	$6,346	$6,551
Term Loan issuance - February 2020	—	235	5,045	5,280	6,973	5,461	12,434
Total	$(2,749)	$4,268	$11,191	$12,710	$7,178	$11,807	$18,985

Deferred financing costs are amortized to interest expense over the life of the issued debt.    The Company had no debt issuances or related modification or extinguishment costs during the three months ended September 30, 2020.

The following table presents deferred financing activity for the nine months ended September 30, 2021 and 2020 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2020	Additions	Early Extinguishment	Amortized	Balance September 30, 2021
Revolving Credit Facility	$1,667	$843	$—	$(309)	$2,201
2022 Notes	4,697	—	(3,314)	(1,383)	—
2023 Notes	2,241	—	(1,681)	(560)	—
2024 Notes	3,530	—	(3,021)	(509)	—
2027 Notes	5,771	—	—	(702)	5,069
2029 Notes	—	11,767	—	(246)	11,521
Term Loan	10,921	11,302	(1,499)	(1,738)	18,986
Total Deferred Financing Costs	$28,827	$23,912	$(9,515)	$(5,447)	$37,777

	Unamortized Deferred Financing Costs
	Balance December 31, 2019	Additions	Early Extinguishment	Amortized	Balance September 30, 2020
Revolving Credit Facility	$1,123	$1,027	$—	$(383)	$1,767
2020 Notes	1,721	—	(1,565)	(156)	—
2022 Private Placement Notes	451	(205)	(221)	(25)	—
2022 Notes	9,532	—	(2,247)	(1,975)	5,310
2023 Notes	3,081	—	—	(630)	2,451
2024 Notes	4,431	—	—	(676)	3,755
2027 Notes	—	6,551	—	(546)	6,005
Term Loan	7,822	5,461	(235)	(1,581)	11,467
Total Deferred Financing Costs	$28,161	$12,834	$(4,268)	$(5,972)	$30,755

Guarantees
All of the obligations under the Credit Agreement and the debt agreements governing the Notes are guaranteed by APX Group Holdings, Inc., each of APX Group's existing and future material wholly owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications) and solely in the case of the Notes, Vivint Smart Home, Inc. However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the Revolving Credit Facility, the Term Loan Facility or the Company's other indebtedness.

5. Retail Installment Contract Receivables
Certain subscribers have the option to purchase Products under a RIC, payable over either 42 or 60 months. Short-term RIC receivables are recorded in accounts and notes receivable, net and long-term RIC receivables are recorded in long-term notes receivables and other assets, net in the unaudited condensed consolidated unaudited balance sheets.
The following table summarizes the RIC receivables (in thousands):

	September 30, 2021	December 31, 2020
RIC receivables, gross	$99,069	$138,926
RIC allowance	(13,197)	(27,061)
Imputed interest	(8,311)	(13,275)
RIC receivables, net	$77,561	$98,590

Classified on the unaudited condensed consolidated balance sheets as:
Accounts and notes receivable, net	$40,566	$44,931
Long-term notes receivables and other assets, net	36,995	53,659
RIC receivables, net	$77,561	$98,590
The changes in the Company’s RIC allowance were as follows (in thousands):

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
RIC allowance, beginning of period	$27,061	$39,219
Write-offs	(10,230)	(17,230)
Recoveries	2,584	5,437
Additions from RICs originated during the period	4,248	5,909
Change in expected credit losses	(10,129)	(2,114)
Other adjustments (1)	(337)	(643)
RIC allowance, end of period	$13,197	$30,578

(1) Other adjustments primarily reflect changes in foreign currency exchange rates related to Canadian RICs.
The amount of RIC imputed interest income recognized in recurring and other revenue was $1.8 million and $2.5 million during the three months ended September 30, 2021 and 2020, respectively and $6.0 million and $8.2 million during the nine months ended September 30, 2021 and 2020, respectively.

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the nine months ended September 30, 2020:

Recapitalization
(in thousands)
Cash - Mosaic (net of redemptions)	$35,344
Cash - Subscribers and Forward Purchasers	453,221
Less fees to underwriters and other transaction costs	(25,254)
Net cash received from recapitalization	463,311
Less: Warrant derivative liabilities assumed	(40,094)
Less: non-cash net liabilities assumed from Mosaic	(5)
Less: deferred and accrued transaction costs	(1,307)
Net contributions from recapitalization	$421,905
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

7. Balance Sheet Components
The following table presents material balance sheet component balances (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses and other current assets
Prepaid expenses	$18,527	$11,286
Deposits	1,849	1,308
Other	6,248	1,744
Total prepaid expenses and other current assets	$26,624	$14,338
Capitalized contract costs
Capitalized contract costs	$3,996,534	$3,491,629
Accumulated amortization	(2,563,422)	(2,173,131)
Capitalized contract costs, net	$1,433,112	$1,318,498
Long-term notes receivables and other assets
RIC receivables, gross	$58,503	$93,995
RIC allowance	(13,197)	(27,061)
RIC imputed interest	(8,311)	(13,275)
Other	9,956	4,658
Total long-term notes receivables and other assets, net	$46,951	$58,317
Accrued payroll and commissions
Accrued commissions	$112,297	$46,353
Accrued payroll	35,005	41,590
Total accrued payroll and commissions	$147,302	$87,943
Accrued expenses and other current liabilities
Accrued interest payable	$19,576	$33,340
Current portion of derivative liability	141,108	142,755
Service warranty accrual	5,780	5,711
Current portion of warrant derivative liabilities	—	8,063
Accrued taxes	12,025	8,700
Accrued payroll taxes and withholdings	13,030	14,391
Loss contingencies	5,400	26,200
Other	21,232	8,164
Total accrued expenses and other current liabilities	$218,151	$247,324

8. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020	Estimated Useful Lives
Vehicles	$39,791	$39,735	3 - 5 years
Computer equipment and software	78,235	72,616	3 - 5 years
Leasehold improvements	30,488	29,126	2 - 15 years
Office furniture, fixtures and equipment	22,276	21,394	2 - 7 years
Construction in process	10,017	6,180
Property, plant and equipment, gross	180,807	169,051
Accumulated depreciation and amortization	(127,982)	(116,672)
Property, plant and equipment, net	$52,825	$52,379

Property, plant and equipment, net includes approximately $16.7 million and $17.6 million of assets under finance lease obligations at September 30, 2021 and December 31, 2020, respectively, net of accumulated amortization of $23.9 million and $23.0 million, respectively. Depreciation and amortization expense on all property, plant and equipment was $3.9 million and $4.9 million during the three months ended September 30, 2021 and 2020, respectively and $12.3 million and $15.8 million during the nine months ended September 30, 2021 and 2020, respectively. Amortization expense related to assets under finance leases is included in depreciation and amortization expense.

9. Goodwill and Intangible Assets
    Goodwill
As of September 30, 2021 and December 31, 2020, the Company had a goodwill balance of $837.1 million and $837.1 million, respectively. The change in the carrying amount of goodwill during the nine months ended September 30, 2021 was the result of foreign currency translation adjustments.
    Intangible assets, net
The following table presents intangible asset balances (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$969,185	$(905,921)	$63,264	$969,158	$(862,352)	$106,806	10 years
2GIG 2.0 technology	17,000	(17,000)	—	17,000	(17,000)	—	8 years
Other technology	4,725	(4,621)	104	4,725	(4,309)	416	2 - 7 years
Space Monkey technology	7,100	(7,100)	—	7,100	(7,100)	—	6 years
Patents	11,126	(7,751)	3,375	10,843	(6,656)	4,187	5 years
Total definite-lived intangible assets:	$1,009,136	$(942,393)	$66,743	$1,008,826	$(897,417)	$111,409

Indefinite-lived intangible assets:
Domain names	65	—	65	65	—	65
Total intangible assets, net	$1,009,201	$(942,393)	$66,808	$1,008,891	$(897,417)	$111,474

Amortization expense related to intangible assets was approximately $15.0 million and $17.4 million for the three months ended September 30, 2021 and 2020, respectively and $45.0 million and $52.2 million during the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, the remaining weighted-average amortization period for definite-lived intangible assets was 1.2 years. Estimated future amortization expense of intangible assets, excluding approximately $0.1 million in patents currently in process, is as follows as of September 30, 2021 (in thousands):

2021 - Remaining Period	$14,946
2022	49,853
2023	773
2024	594
2025	509
Thereafter	—
Total estimated amortization expense	$66,675

10. Financial Instruments
    Cash and Cash Equivalents
Cash and cash equivalents are classified as level 1 assets, as they have readily available market prices in an active market. The Company’s cash and cash equivalents totaled $280.2 million and $313.8 million as of September 30, 2021 and December 31, 2020, respectively.
The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
    Debt
Components of the Company's debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	September 30, 2021		December 31, 2020		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2022 Notes	—	—	677,000	677,203	7.875%
2023 Notes	—	—	400,000	415,200	7.625%
2024 Notes	—	—	225,000	238,545	8.500%
2027 Notes	600,000	638,400	600,000	645,300	6.750%
2029 Notes	800,000	791,280	—	—	5.750%
Term Loan	1,350,000	1,350,000	942,875	942,875	N/A
Total	$2,750,000	$2,779,680	$2,844,875	$2,919,123
The Notes are fixed-rate debt considered Level 2 fair value measurements as the values were determined using observable market inputs, such as current interest rates, prices observable from less active markets, as well as prices observable from comparable securities. The Term Loan Facility is floating-rate debt and approximates the carrying value as interest accrues at floating rates based on market rates.
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

The following table summarizes the fair value and the notional amount of the Company’s outstanding consumer financing program derivative instrument as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Consumer Financing Program Contractual Obligations:
Fair value	$229,228	$227,896
Notional amount	1,184,395	912,626

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	141,108	142,755
Other long-term obligations	88,120	85,141
Total Consumer Financing Program Contractual Obligation	$229,228	$227,896
Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative instrument for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Balance, beginning of period	$227,896	$136,863
Additions	83,689	136,682
Settlements	(67,136)	(46,223)
Net gains included in earnings	(15,221)	(5,151)
Balance, end of period	$229,228	$222,171
Warrant Liabilities
As a result of the Business Combination, the Company assumed a derivative warrant liability related to previously issued private placement warrants and public warrants in connection with Mosaic’s initial public offering. The fair value of the Company’s public warrants were measured based on the market price of such warrants and were considered a Level 1 fair value measurement. As of January 7, 2021, all public warrants were exercised or redeemed and none were outstanding as of September 30, 2021. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the private placement warrants and are considered a Level 3 fair value measurement. The warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations.
The change in the fair value of the derivative warrant liabilities for the nine months ended September 30, 2021 and 2020 is summarized as follows (in thousands):

	Nine months ended September 30, 2021
	Public Warrants	Private Placement Warrants	Total Derivative Warrant liability
Balance, beginning of period	$8,063	$75,531	$83,594
Change in fair value of warrant liability	1,350	(51,498)	(50,148)
Write-off fair value of unexercised expired warrants	(490)	—	(490)
Reclassification of derivative liabilities for exercised warrants	(8,923)	—	(8,923)
Balance, end of period	$—	$24,033	$24,033

	Nine months ended September 30, 2020
	Public Warrants	Private Placement Warrants	Total Derivative Warrant liability
Warrant liability assumed from the Business Combination	$9,775	$30,319	$40,094
Change in fair value of warrant liability	52,184	27,709	79,893
Reclassification of derivative liabilities for exercised warrants	(40,662)	—	(40,662)
Balance, end of period	$21,297	$58,028	$79,325

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of September 30, 2021	As of September 30, 2020
Number of private placement warrants	5,933,334	5,933,334
Exercise price	$11.50	$11.50
Stock price	$9.45	$17.08
Expiration term (in years)	3.3	4.3
Volatility	70%	60%
Risk-free Rate	0.60%	0.24%
Dividend yield	—%	—%

11. Income Taxes
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
The Company’s effective income tax rate for the nine months ended September 30, 2021 and 2020 was approximately a negative 0.20% and 0.08%, respectively. The effective tax rates for the nine months ended September 30, 2021 and 2020 differ from the statutory rate primarily due to not benefiting from expected US losses, US state minimum taxes and Canadian tax expense (benefits).
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

12. Stock-Based Compensation and Equity
The Company grants stock-based incentive awards to attract, motivate and retain qualified employees and non-employee directors, and to align their financial interests with those of company stockholders. In addition to the rollover awards converted as part of the Business Combination, the Company utilizes a combination of time-based and performance-based restricted stock units.
Tracking Units
Compensation expense associated with unvested Company tracking units (“Tracking Units”) is recognized on a ratable straight-line basis over the remaining vesting period. At September 30, 2021, 1,121,682 Tracking Units were unvested, and there was $1.4 million unrecognized compensation expense related to Tracking Units.
Rollover SARs
Compensation expense associated with unvested Rollover SARs is recognized on a straight-line basis over the remaining vesting period. At September 30, 2021, there was no unrecognized compensation expense related to Rollover SARs.
Rollover LTIPs
Long-term incentive awards were set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company Rollover LTIPs. In January 2021, the Company made a distribution of Rollover LTIPs to plan participants resulting in the grant of awards and the issuance of 1,609,627 shares of common stock and 847,141 shares of earnouts associated with the LTIPs. At September 30, 2021, there were no remaining long-term incentive awards outstanding and no unrecognized compensation expense related to Rollover LTIPs.
Restricted Stock Units
During the three months ended September 30, 2021, the Company approved grants under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (the “Plan”) of time-vesting restricted stock unit (the “RSUs”) awards (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit) to various levels of key employees. The RSUs are generally subject to a four-year vesting schedule, and 25% of the units will vest on each of the first four anniversaries of the grant date. All vesting shall be subject to the recipient’s continued employment with Vivint Smart Home, Inc. or its subsidiaries through the applicable vesting dates, and certain other vesting criteria as applicable. As of September 30, 2021, 9,554,304 RSUs were outstanding and there was $126.6 million unrecognized compensation expense related to RSUs.
Performance Stock Units
During the three months ended September 30, 2021, the Company approved grants under the Plan of performance-vesting restricted stock units (the “PSUs”) (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit). The PSUs predominantly vest based upon the achievement of specified performance goals and the passage of time (1-4 years), in each case, subject to continued employment on the applicable vesting date. Compensation expense is not recognized until achievement of the performance goals are deemed probable. As of September 30, 2021, 9,747,295 PSUs were outstanding and $96.5 million unrecognized compensation expense related to PSUs.
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses	$2,463	$6,313	$13,738	$11,934
Selling expenses	16,108	30,889	94,479	54,809
General and administrative expenses	10,444	21,328	35,390	50,536
Total stock-based compensation	$29,015	$58,530	$143,607	$117,279

Equity

Class A Common Stock—The Company is authorized to issue 3,000,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At September 30, 2021, there were 208,728,450 shares of Class A common stock issued and outstanding.
Preferred stock—The Company is authorized to issue 300,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2021, there are no preferred stock issued or outstanding.
Warrants—As of September 30, 2021, no public warrants were outstanding. Each whole warrant entitled the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants could only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the units and only whole warrants were traded. The warrants became exercisable 30 days after the completion of the Business Combination.
As of September 30, 2021, 5,933,334 private placement warrants were outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. The private placement warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
The Company may call the public warrants for redemption:
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

During the nine months ended September 30, 2021, 825,016 warrants were exercised for shares of Class A common stock, for which the Company received $10.8 million of cash. During the nine months ended September 30, 2020, 8,148,926 warrants were exercised, for which the Company received $93.7 million of cash.

13. Commitments and Contingencies
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
Legal
The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In addition, from time to time the Company is subject to examinations, investigations and/or enforcement actions by federal and state licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). In January 2021, the Company entered into a settlement agreement with the DOJ that resolved this investigation. As part of this settlement, the Company paid $3.2 million to the United States. The Company also received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). In April 2021, the Company entered into a settlement with the FTC that resolved this investigation. As part of this settlement, which was approved by a federal court on May 3, 2021, the Company paid a total of $20 million to the United States and agreed to implement various additional compliance-related measures. The Company is currently in the process of administering the terms of this settlement, which include multiple undertakings by the Company. The Company has been endeavoring to comply with these undertakings and the demands on management and costs incurred in connection with these undertakings may be substantial. The Company has been engaged in ongoing discussions with the staff of the FTC regarding the Company’s compliance with the terms of the settlement. In addition, in accordance with the settlement, the Company is required to undergo biennial assessments by an independent third-party assessor who will review the Company’s compliance programs and provide a report to the FTC staff on the Company’s ongoing compliance with the settlement. U.S. Customs and Border Protection is investigating the Company’s historical compliance with regulations relating to duties and tariffs in connection with its import of certain products from outside the United States. The Department of Justice is also investigating potential violations of the False Claims Act relating to similar issues. The Company is cooperating with these investigations. The Company also receives inquiries, including civil investigative demands (“CIDs”), from various State Attorneys General, typically from their respective consumer protection or consumer affairs divisions. In general, litigation and enforcements by regulatory agencies can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings and enforcement actions are difficult to predict and the costs incurred can be substantial. The Company believes the amounts accrued in its financial statements to cover these matters, as disclosed in the following paragraph, are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal and enforcement matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company regularly reviews outstanding legal claims, actions, and enforcement matters to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company had accruals for all such matters of approximately $5.4 million and $26.2 million as of September 30, 2021 and December 31, 2020, respectively. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.

14. Leases
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
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$3,965	$3,978	$11,838	$12,304

Finance lease cost:
Amortization of right-of-use assets	$560	$1,330	$1,777	$4,136
Interest on lease liabilities	30	90	211	379
Total finance lease cost	$590	$1,420	$1,988	$4,515

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(12,730)	$(12,901)
Operating cash flows from finance leases	(211)	(379)
Financing cash flows from finance leases	(2,549)	(6,285)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,603	$7,548
Finance leases	1,394	699

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$45,201	$52,880

Current operating lease liabilities	11,858	12,135
Operating lease liabilities	41,422	49,692
Total operating lease liabilities	$53,280	$61,827

Finance Leases
Property, plant and equipment, gross	$40,627	$40,571
Accumulated depreciation	(23,948)	(22,976)
Property, plant and equipment, net	$16,679	$17,595

Current finance lease liabilities	$3,272	$3,356
Finance lease liabilities	1,171	2,460
Total finance lease liabilities	$4,443	$5,816

Weighted Average Remaining Lease Term
Operating leases	5 years	5 years
Finance leases	1.0 years	1.6 years
Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	4%	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$4,140	$913
2022	15,596	2,786
2023	14,865	609
2024	14,286	325
2025	8,764	—
Thereafter	9,503	—
Total lease payments	67,154	4,633
Less imputed interest	(13,874)	(190)
Total	$53,280	$4,443

15. Related Party Transactions
    Transactions with Vivint Solar
Vivint Solar, Inc. (“Solar”) has historically been considered a related party of the Company due to the Company and Solar being under the common control of our former parent 313 Acquisition LLC ("313"). In October 2020 Solar was acquired by SunRun, Inc. in an all-stock transaction (“SunRun Acquisition”). Upon completion of the SunRun Acquisition, the Company and Solar were no longer under the common control of 313 and therefore the Company and Solar are no longer related parties.
The Company was a party to a number of agreements with Solar. In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company agreed to act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. Prior to the SunRun Acquisition, net expenses charged to Solar in connection with these agreements was $0.5 million during the three months ended September 30, 2020 and $1.9 million during the nine months ended September 30, 2020.
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
Other Related-party Transactions
The Company incurred $0.2 million expenses during the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.4 million during the nine months ended September 30, 2021 and 2020, respectively for other related-party transactions including contributions to the charitable organization Vivint Gives Back and other services. Accrued expenses and other current liabilities included on the Company's balance sheets associated with these related-party transactions was immaterial at September 30, 2021 and $0.1 million at December 31, 2020.
Transactions with Blackstone
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Reorganization”). In connection with the Reorganization, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $1.4 million and $2.2 million during the three months ended September 30, 2021 and 2020, and $4.2 million and $5.6 million during the nine months ended September 30, 2021 and 2020, respectively. Accrued expenses and other current liabilities and accounts payable at September 30, 2021, included liabilities to BMP in regards to the monitoring fee for $12.3 million.

Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three and nine months ended September 30, 2021 and 2020 the Company incurred no costs associated with such services.
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

Related Party Debt
Affiliates of Blackstone participated as initial purchasers, arrangers, or creditors of the 2027 notes and term loan facility amendment and restatement in February 2020 and again in the 2029 notes and term loan facility amendment and restatement in July 2021 and received approximately $1.3 million and $3.0 million, respectively of fees associated with these transactions. As of September 30, 2021, affiliates of Blackstone held $195.6 million and $21.2 million in the Term Loan Facility and 2029 Notes, respectively. As of December 31, 2020, affiliates of Blackstone held $166.1 million of outstanding aggregate principal of the Term Loan Facility.
In February 2020 and July 2021, an affiliate of Fortress participated as a lender in the amended and restated term loan facility and received approximately $0.9 million and $0.8 million in lender fees, respectively. As of September 30, 2021, Fortress held $11.7 million and $150.0 million in the 2027 Notes and term loan facility, respectively. As of December 31, 2020, Fortress held $72.5 million, $19.9 million, $11.7 million and $173.7 million in the 2023 Notes, 2024 Notes, 2027 Notes and Term Loan Facility, respectively
Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

16. Employee Benefit Plan
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
During the three months ended September 30, 2021, $3.3 million in matching contributions were made to the plans. No matching contributions were made during the three months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, $7.8 million and $2.3 million in matching contributions were made to the plans, respectively.

17. Restructuring and Asset Impairment Charges
In March 2020, the Company announced a number of cost reduction initiatives that are expected to reduce certain of the Company’s General and Administrative, Customer Service, and Sales Support fixed costs. The Company completed the majority of these cost reduction initiatives in the first quarter of 2020. In addition to resulting in meaningful cost reductions, the Company’s initiatives are expected to streamline operations, focus engineering and innovation and provide a better focus on driving customer satisfaction. These actions resulted in one-time cash employee severance and termination benefits expenses of $20.9 million during the nine months ended September 30, 2020. These costs included $11.1 million in stock-based compensation expense associated with the accelerated vesting of stock-based awards to certain executives related to separation agreements.

18. Segment Reporting and Business Concentrations
For the three and nine months ended September 30, 2021 and 2020, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended September 30, 2021	$372,076	$14,634	$386,710
Three months ended September 30, 2020	302,383	16,334	318,717
Nine months ended September 30, 2021	1,036,894	46,280	1,083,174
Nine months ended September 30, 2020	871,165	50,194	921,359

19. Basic and Diluted Net Loss Per Share
The Company computes basic loss per share by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares and is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding plus the effect of potentially dilutive shares to purchase common stock. The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants, and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss available to common stockholders used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. As a result of the Business Combination, the Company has retrospectively adjusted the weighted average number of common shares outstanding prior to January 17, 2020 by multiplying them by the exchange ratio used to determine the number of common shares into which they converted.
The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(92,744)	$(111,433)	$(252,088)	$(418,550)
Gain on change in fair value of warrants, diluted	(15,313)	—	(51,498)	—
Net loss attributable to common stockholders, diluted	$(108,057)	$(111,433)	$(303,586)	$(418,550)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	208,759,485	187,551,208	208,090,903	172,443,930
Weighted-average effect of potentially dilutive shares to purchase common stock	228,652	—	1,083,381	—
Shares used in computing net loss attributable per share to common stockholders, diluted	208,988,137	187,551,208	209,174,284	172,443,930
Net loss attributable per share to common stockholders:
Basic	$(0.44)	$(0.59)	$(1.21)	$(2.43)
Diluted	$(0.52)	$(0.59)	$(1.45)	$(2.43)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of September 30,
	2021	2020
Rollover SARs	2,074,432	2,566,517
Rollover LTIPs	—	3,861,448
RSUs	9,606,233	8,768,852
PSUs	9,747,295	4,898,351
Public warrants	—	3,351,074
Private placement warrants	—	5,933,334
Earnout shares reserved for future issuance	24,060	2,255,651

See Note 12 for additional information regarding the terms of the Rollover SARs, Rollover LTIPs, RSUs, PSUs, and public and private placement warrants, and see Note 6 for additional information regarding the earnout shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained herein and the consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in our Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on May 12, 2021 (the “Form 10-K/A”) and this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Form 10-K/A. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vivint Smart Home, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, respectively, present the financial position and results of operations of Vivint Smart Home, Inc. and its wholly-owned subsidiaries.
Business Overview
Vivint Smart Home is a leading smart home platform company serving more than 1.8 million subscribers as of September 30, 2021. Our mission is to redefine the home experience through intelligently designed cloud-enabled solutions, delivered to every home by people who care. Our brand name, Vivint, represents “to live intelligently,” and our solutions help our subscribers do just that.
We make creating a smart home easy and affordable with an integrated platform, best-in-class products, hassle-free professional installation, and zero percent annual percentage rate consumer financing for qualified customers. We help consumers create a customized solution for their home by integrating smart cameras (indoor, outdoor, doorbell), locks, lights, thermostats, garage door control, car protection and a host of safety and security sensors. As of September 30, 2021, on average our subscribers had 15 security and smart home devices in each home.
We provide a fully integrated solution for consumers with our vertically integrated business model which includes hardware, software, sales, installation, support and professional monitoring. This model strengthens our ability to deliver superior experiences at every customer touchpoint and a complete end-to-end smart home experience. This seamless integration of high-quality products and services results in an average subscriber lifetime of approximately eight years, as of September 30, 2021.
Our cloud-based home platform currently manages more than 25 million security and smart home devices as of September 30, 2021. Our subscribers are able to interact with their connected home by using their voice or mobile device—anytime, anywhere. They can engage with visitors at their front door; view live and recorded video inside and outside their home; control their thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends and visitors. Our average subscriber engages with our smart home app multiple times per day.
Our technology and people are the foundation of our business. Our trained professionals educate consumers on the value and affordability of a smart home, design a customized solution for their homes and their individual needs, teach them how to use our platform to enhance their experience, and provide ongoing tech-enabled services to manage, monitor and secure their home.
Our smart home as a service, or SHaaS, business model generates subscription-based, high-margin recurring revenue from subscribers who sign up for our smart home services. More than 95% of our revenue is recurring, which provides long-term visibility and predictability to our business. Despite the many uncertainties pertaining to the COVID-19 pandemic and the challenges post-pandemic, our recurring revenue model has proven resilient.
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
•excludes certain tax expenses that may represent a reduction in cash available to us;
•does not reflect any cash capital expenditure requirements for the assets being depreciated and amortized, including capitalized contract costs, that may have to be replaced in the future;
•does not reflect changes in, or cash requirements for, our working capital needs;
•does not reflect the significant interest expense to service our debt;
•does not reflect the monthly financing and loss share fees incurred associated with our obligations under the Consumer Financing Program;
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
COVID-19 update
In December 2019, COVID-19 was first reported and on March 11, 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic.
Operational update. We continue to maintain a number of operational changes we implemented in response to the pandemic in order to continue to provide the same level of service our customers have come to rely on, while caring for the well-being of our customers and employees. These changes include transitioning our customer care professionals and corporate employees to work-from-home environments while maintaining our geographically dispersed central monitoring stations to provide 24/7 professional monitoring services for all emergencies, performing operating and safety procedures based on the latest CDC guidelines, providing up to 14 days of paid time off for any employee who has contracted COVID-19 or is required to be quarantined by a public health authority and encouraging our employees to receive COVID-19 vaccinations by offering incentives to customer facing employees and by providing vaccines at our onsite clinic located at our Provo, Utah headquarters. We have also developed a plan for employees to return to the office in early 2022, utilizing a hybrid model in which employees split their time between working from the office and from home.
The United States has experienced an increase in new COVID-19 cases since the beginning of 2021. The full impact of the pandemic on our business and results of operations will depend on the ultimate duration of the pandemic as well as the severity of the current and any future resurgences in COVID-19 cases. While we did not experience a significant adverse financial impact from the COVID-19 pandemic in 2020 or through the first nine months of 2021, our business could be adversely impacted in the future if the COVID-19 pandemic continues for an extended period of time and regions of the country are forced to roll back plans for reopening their economies.
Financial update. During 2020, we implemented business continuity plans intended to continue to ensure the health, safety, and well-being of our customers, employees and communities, and to protect the financial and operational strength of the company. These plans included reduced discretionary spending, temporarily suspending certain employee benefit programs for a portion of 2020 and we received pricing concessions from certain of our key vendors, some of which are short-term in nature, in each case to preserve cash and improve our cost structure. This reduced spending may not be sustainable over time without negatively impacting our results of operations.
Although the COVID-19 pandemic did not have a material impact on our results of operations for fiscal year 2020 or for the nine months ended September 30, 2021, as discussed above with respect to the operational challenges posed by the pandemic the broader implications of COVID-19 on our future results of operations and overall financial performance remain uncertain. Depending on the breadth and duration of the ongoing outbreak or new variants of the virus, which we are not currently able to predict, the adverse impact could be material. Our future business could be adversely affected by COVID-19, including our ability to maintain compliance with our debt covenants, due to the following:
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
•Ability to obtain the equipment necessary to originate new subscriber accounts or service our existing subscriber base, due to potential supply chain disruption. For example, although it has not yet had a significant impact on our business, some technology companies are facing shortages of certain components used in our Products, which if prolonged could impact our ability to obtain the equipment needed to support our operations and could increase Product costs. Such shortages will also likely require us to utilize expedited shipping methods to maintain adequate supply, which would result in increased transportation costs for this equipment.
•Limitations on our ability to enter our customer’s homes to perform installs or equipment repairs.
•Inefficiencies and potential incremental costs resulting from the requirement for many of our employees to work from home.
•Ability to attract and retain employees due to labor shortages.
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
In September, President Biden issued an order, directing the Occupational Safety and Health Administration to issue an emergency temporary standard (“ETS”),requiring vaccination or weekly COVID-19 testing for certain organizations, including employers with 100 or more employees. Under the current ETS, by January 4, 2022, employers with 100 or more employees must ensure that all employees have received one dose of a single-shot vaccine, both shots of a two-dose vaccine, or they must begin weekly testing. This order is currently being challenged in federal court, and a federal appeals court has placed a temporary hold on the order. Therefore, it is uncertain if and when we will be required to comply with this order. If we are required to comply, monitoring vaccine and testing status for all employees could be costly to us and time-consuming and challenging to implement, especially in a short period of time.
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
Revenue Recognition

    We offer our customers smart home services combining Products, including our proprietary Vivint smart hub control panel, door and window sensors, door locks, cameras and smoke alarms; installation; and a proprietary back-end cloud platform software and Services. These together create an integrated system that allows our customers to monitor, control and protect their home. Our customers are buying this integrated system that provides them with these smart home services. The number and type of Products purchased by a customer depends on their desired functionality. Because the Products and Services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the smart home services, we have concluded that installed Products, related installation and Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term, which is the period in which the parties to the contract have enforceable rights and obligations. We have determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase Products upon renewal. Proceeds allocated to the material right are recognized over the period of benefit, which is generally three years.
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
Contract costs not directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts are expensed as incurred. These costs include those associated with housing, marketing, advertising, recruiting, non-direct lead generation costs, certain portions of sales commissions and residuals, overhead and other costs considered not directly and specifically tied to the origination of a particular subscriber.
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
Under the CFP, qualified customers are eligible for financing offerings (“Loans”) originated by Financing Providers of between $150 and $6,000. The terms of most Loans are determined based on the customer’s credit quality. The annual percentage rates on these Loans is either 0% or 9.99%, depending on the customer’s credit quality, and the Loans are issued on either an installment or revolving basis with repayment terms ranging from 6- to 60-months.
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
Retail Installment Contract Receivables
For subscribers that enter into a RIC to finance the purchase of Products, we record a receivable for the amount financed. Gross RIC receivables are reduced for (i) expected write-offs of uncollectible balances over the term of the RIC and (ii) a present value discount of the expected cash flows using a risk adjusted market interest rate. Therefore, the RIC receivables equal the present value of the expected cash flows to be received by us over the term of the RIC, evaluated on a pool basis. RICs are pooled based on customer credit quality, contract length and geography. At the time of installation, we record a long-term note receivable within long-term notes receivables and other assets, net on the unaudited condensed consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets.
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
We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to recognize an impairment charge for the amount by which the reporting unit's carrying value exceeds its fair value. Our reporting units are determined based on our current reporting structure, which as of September 30, 2021 consisted of one reporting unit. As of September 30, 2021, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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
We conduct an indefinite-lived intangible impairment analysis annually as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our indefinite-lived intangibles may be less than the carrying amount. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate indefinite-lived intangible impairment using a qualitative approach. When necessary, our quantitative impairment test consists of two steps. The first step requires that we compare the estimated fair value of our indefinite-lived intangibles to the carrying value. If the fair value is greater than the carrying value, the intangibles are not considered to be impaired, and no further testing is required. If the fair value is less than the carrying value, an impairment loss in an amount equal to the difference is recorded.
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
Recent Accounting Pronouncements
See Note 1 to our accompanying unaudited Condensed Consolidated Financial Statements.
Key Factors Affecting Operating Results
    Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our ability to grow our subscriber base in a cost-effective manner, expand our Product and Service offerings to generate increased revenue per user, provide high quality Products and Services to maximize subscriber lifetime value and improve the leverage of our business model.
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
The net upfront cost of adding subscribers is a key factor impacting our ability to scale and our operating cash flows. Vivint Flex Pay, which became our primary equipment financing model in early 2017, has significantly improved our cash flows associated with originating New Subscribers. Prior to Vivint Flex Pay, we recovered the cost of equipment installed in subscribers’ homes over time through their monthly service billings. We offer to a limited number of customers who are not eligible for the CFP, or do not choose to Pay-in-Full at the time of origination, but who qualify under our underwriting criteria, the option to enter into a RIC directly with us, which we fund through our balance sheet. Under Vivint Flex Pay, we've experienced the following financing mix for New Subscribers:

	Nine Months Ended September 30,
	2021	2020
New Subscribers (U.S. only):
Financed through CFP	77%	77%
Paid in Full (ACH, credit or debit card)	22%	20%
Purchased through RICs	1%	3%

This shift in financing from RICs to the CFP has significantly reduced our Net Subscriber Acquisition Cost per New Subscriber, as well as the cash required to acquire New Subscribers. Our Net Subscriber Acquisition Cost per New Subscriber has decreased from $1,594 as of December 31, 2017 to $100 as of September 30, 2021, a reduction of 94%. Going forward, we expect the percentage of subscriber contracts financed through RICs to be minimal. We will also continue to explore ways of growing our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.

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
We seek to increase our AMRRU, by continually innovating and offering new smart home solutions that further leverage the investments made to date in our existing platform and sales channels. Since 2010, we have successfully expanded our smart home platform, which has allowed us to generate higher AMRRU and in turn realize higher smart home device revenue from new subscribers for these additional offerings. For example, the introduction of our proprietary Vivint Smart Hub, Vivint SkyControl Panel, Vivint Glance Display, Vivint Doorbell Camera Pro, Vivint Indoor Camera, Vivint Outdoor Camera Pro, Vivint Smart Thermostat, Vivint Smart Sensor and Vivint Motion Sensor has expanded our smart home platform. Due to the high rate of adoption of additional smart home devices and tech-enabled services, our AMRRU has increased from $56.14 in 2013 to $66.39 for the three months ended September 30, 2021, an increase of 18%. We believe that continuing to grow our AMRRU will improve our operating results and operating cash flows over time. Our ability to improve our operating results and cash flows, however, is subject to a number of risks and uncertainties as described in greater detail elsewhere in this filing and there can be no assurance that we will achieve such improvements. To the extent that we do not scale our business efficiently, we will continue to incur losses and require a significant amount of cash to fund our operations, which in turn could have a material adverse effect on our business, cash flows, operating results and financial condition.
Our ability to retain our subscribers also has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is approximately 92 months (or approximately 8 years) as of September 30, 2021. If our expected long-term annualized attrition rate increased by 1% to 14%, Average Subscriber Lifetime would decrease to approximately 86 months. Conversely, if our expected attrition decreased by 1% to 12%, our Average Subscriber Lifetime would increase to approximately 100 months.
Our ability to service our existing customer base in a cost-effective manner, while minimizing customer attrition, also has a significant impact on our financial results and operating cash flows. Critical to managing the cost of servicing our subscribers is limiting the number of calls into our customer care call centers, and in turn, limiting the number of calls requiring the deployment of a smart home professional (“Smart Home Pro”) to the customer’s home to resolve the issue. We believe that our proprietary end-to-end solution allows us to proactively manage the costs to service our customers by directly controlling the design, interoperability and quality of our Products. It also provides us the ability to identify and resolve potential product issues through remote software or firmware updates, typically before the customer is even aware of an issue. Through continued focus in these areas, our Net Service Cost per Subscriber has decreased from $14.43 to $10.49 for the three months ended September 30, 2019 and 2021, respectively, while effectively managing subscriber attrition. For the full year 2021, we anticipate service activity returning to more normal levels and therefore expect Net Service Cost per Subscriber to increase compared to 2020.
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
The table below presents our smart home and security subscriber data for the twelve months ended September 30, 2021 and September 30, 2020:

	Twelve months ended September 30, 2021	Twelve months ended September 30, 2020
Beginning balance of subscribers	1,687,892	1,560,063
New subscribers	354,660	330,741
Attrition	(198,808)	(202,912)
Ending balance of subscribers	1,843,744	1,687,892
Monthly average subscribers	1,737,924	1,581,662
Attrition rate	11.4%	12.8%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve-month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve-months ended September 30, 2021 includes the effect of the 2015 60-month and 2016 42-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended September 30, 2020 includes the effect of the 2014 60-month and 2015 42-month contracts reaching the end of their initial contract term.
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
Originating subscriber growth through these investments in our sales teams depends, in part, on our ability to launch cost-effective marketing campaigns, both online and offline. This is particularly true for our national inside sales channel, because national inside sales fields inbound requests from subscribers who find us using online search and submitting our online contact form. Our marketing campaigns are created to attract potential subscribers and build awareness of our brand across all our sales channels. We also believe that building brand awareness is important to countering the competition we face from other companies selling their solutions in the geographies we serve, particularly in those markets where our direct-to-home sales representatives are present. As a result, we expect to continue to invest in building our brand awareness and also expect advertising costs to increase.
Expand Monetization of Platform and Related Services
To date, we have made significant investments in our smart home platform and the development of our organization, and expect to leverage these investments to continue expanding the breadth and depth of our Product and Service offerings over time, including integration with third party products to drive future revenue. As smart home technology develops, we will continue expanding these offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home Products, experiences and use cases. As a result of our investments to date, we have more than 1.8 million active customers on our smart home platform. We intend to continue developing this platform to include new automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 25 million connected devices, as of September 30, 2021.
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

Basis of Presentation
    We conduct business through one operating segment, Vivint, and primarily operate in two geographic regions: The United States and Canada. See Note 18 in the accompanying unaudited condensed consolidated financial statements for more information about our geographic regions.

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
Depreciation and amortization. Depreciation and amortization consist of depreciation from property, plant and equipment, amortization of equipment leased under finance leases, capitalized contract costs and intangible assets. We generally expect our depreciation and amortization expenses to increase in absolute dollars as we grow our business and increase the number of new subscribers originated on an annual basis, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
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

Results of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Total revenues	$386,710	$318,717	$1,083,174	$921,359
Total costs and expenses	411,458	385,084	1,223,963	1,077,843
Loss from operations	(24,748)	(66,367)	(140,789)	(156,484)
Other expenses	69,010	44,836	110,799	261,742
Loss before taxes	(93,758)	(111,203)	(251,588)	(418,226)
Income tax (benefit) expense	(1,014)	230	500	324
Net loss	$(92,744)	$(111,433)	$(252,088)	$(418,550)

Key performance measures

	As of September 30,
	2021	2020
Total Subscribers (in thousands)	1,843.7	1,687.9
Total MSR (in thousands)	$86,430	$82,813
AMSRU	$46.88	$49.06
Net subscriber acquisition costs per new subscriber	$100	$209
Average subscriber lifetime (months)	92	92

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total MRR (in thousands)	$121,478	$105,646	$115,986	$102,026
AMRRU	$66.39	$63.39	$65.88	$63.86
Net service cost per subscriber	$10.49	$9.82	$10.43	$10.53
Net service margin	78%	80%	78%	79%

Adjusted EBITDA

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(92.7)	$(111.4)	$(252.0)	$(418.5)
Interest expense, net	47.0	51.0	146.7	170.6
Income tax expense, net	(1.0)	0.2	0.5	0.3
Depreciation	3.9	4.9	12.3	15.8
Amortization (1)	147.4	139.1	435.5	407.7
Stock-based compensation (2)	29.0	58.5	143.6	117.2
MDR fee (3)	11.8	7.7	31.3	19.0
Restructuring expenses (4)	—	—	—	20.9
Loss contingency (5)	—	10.0	—	10.0
CEO transition (6)	3.0	—	8.8	—
Change in fair value of warrant derivative liabilities (7)	(15.3)	1.0	(50.6)	79.9
Other expense (income), net (8)	37.3	(7.1)	14.6	11.3
Adjusted EBITDA	$170.4	$153.9	$490.7	$434.2
____________________

(1)Excludes loan amortization costs that are included in interest expense.
(2)Reflects stock-based compensation costs related to employee and director stock incentive plans.
(3)Costs related to certain of the financing fees incurred under the Vivint Flex Pay program.
(4)Employee severance and termination benefits expenses associated with restructuring plans.
(5)Loss contingency accrual relating to regulatory matters.
(6)Hiring and severance expenses associated with CEO transition in June 2021.
(7)Reflects the change in fair value of the derivative liability associated with our public and private warrants.
(8)Primarily consists of changes in our consumer financing program derivative instrument, foreign currency exchange and other gains and losses associated with financing and other transactions.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Revenues
The following table provides our revenue for the three-month periods ended September 30, 2021 and September 30, 2020 (in thousands, except for percentage):

	Three Months Ended September 30,
	2021	2020	% Change
Recurring and other revenue	$386,710	$318,717	21%
Recurring and other revenue for the three months ended September 30, 2021 increased $68.0 million, or 21%, as compared to the three months ended September 30, 2020. The increase was primarily a result of:
•$32.2 million resulting from the change in Total Subscribers;
•$20.5 million in non-recurring revenues from smart energy, smart insurance and other pilot initiatives;
•$14.5 million from the change in AMRRU;
•$0.8 million positive impact from foreign currency translation as computed on a constant currency basis.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the three-month periods ended September 30, 2021 and September 30, 2020 (in thousands, except for percentages):

	Three Months Ended September 30,
	2021	2020	% Change
Operating expenses	$99,082	$92,309	7%
Selling expenses	96,072	79,680	21%
General and administrative	64,972	69,130	(6)%
Depreciation and amortization	151,332	143,965	5%
Total costs and expenses	$411,458	$385,084	7%
Operating expenses for the three months ended September 30, 2021 increased by $6.8 million, or 7%, as compared to the three months ended September 30, 2020. Excluding a decrease in stock-based compensation of $3.9 million, operating expenses increased by $10.7 million, or 12%, primarily due to increases of:
•$4.8 million in personnel and related support costs;
•$3.3 million in third-party contracted customer servicing costs;
•$1.5 million in information technology costs; and
•$1.3 million in inventory costs.
Selling expenses, excluding capitalized contract costs, increased by $16.4 million, or 21%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Excluding a decrease in stock-based compensation of $14.8 million, selling expenses increased by $31.2 million, or 64%. This increase was primarily due to increases of:
•$19.6 million in commissions, recruiting and other costs associated with scaling of our smart energy and smart insurance initiatives;
•$5.9 million in marketing costs, partly related to costs associated with building brand awareness;
•$4.8 million in personnel and related support costs;
•$1.8 million in information technology costs; and
•$1.1 million in third-party contracted services.
These increases were partially offset by a decrease of $1.4 million in facility and housing related costs primarily due to the delayed deployment of our summer direct-to-home sales in 2020.
General and administrative expenses decreased $4.2 million, or 6%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Excluding a decrease in stock-based compensation of $13.4 million, general and administrative expenses increased by $9.2 million, or 20%. This increase was primarily due to increases of:
•$9.8 million in other personnel and related support costs;
•$6.8 million in provisions for bad debt and credit losses; and
•$0.9 million in marketing costs primarily related to costs associated with building brand awareness.
These increases were offset by a decrease in the loss contingency accrual of $10.0 million recorded in the three months ended September 30, 2020 relating to regulatory matters.
Depreciation and amortization for the three months ended September 30, 2021 increased $7.4 million, or 5%, as compared to the three months ended September 30, 2020, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three-month periods ended September 30, 2021 and September 30, 2020 (in thousands, except for percentages):

	Three Months Ended September 30,
	2021	2020	% Change
Interest expense	$47,120	$50,987	(8)%
Interest income	(126)	(26)	NM
Change in fair value of warrant liabilities	(15,313)	974	NM
Other expense (income), net	37,329	(7,099)	NM
Total other expenses, net	$69,010	$44,836	54%

Interest expense decreased $3.9 million, or 8%, for the three months ended September 30, 2021, as compared with the three months ended September 30, 2020, primarily due to lower outstanding debt principal and interest rates associated with the July 2021 debt refinance (See Note 4 to the accompanying unaudited condensed consolidated financial statements).
Change in fair value of warrant liabilities for each of the three months ended September 30, 2021 and September 30, 2020 represents the change in fair value measurements of our outstanding stock warrants.
Other expense (income), net resulted in net expense of $37.3 million for the three months ended September 30, 2021 compared to net income of $7.1 million for the three months ended September 30, 2020. The other expense, net during the three months ended September 30, 2021 was primarily due to:
•$30.2 million loss on debt modification and extinguishment,
•$5.9 million loss related to the CFP derivative liability; and
•$1.1 million foreign currency exchange loss.
The other income, net during the three months ended September 30, 2020 was primarily due to:
•$6.2 million gain related to the CFP derivative liability; and
•$1.3 million foreign currency exchange gain.

Income Taxes
The following table provides the significant components of our income tax (benefit) expense for the three-month periods ended September 30, 2021 and September 30, 2020 (in thousands, except for percentages):

	Three Months Ended September 30,
	2021	2020	% Change
Income tax (benefit) expense	$(1,014)	$230	NM

Income tax provision resulted in a tax benefit of $1.0 million for the three months ended September 30, 2021 and a tax expense of $0.2 million for the three months ended September 30, 2020. The income tax benefit for the three months ended September 30, 2021 resulted primarily from a reduction in estimated US state income taxes. The income tax expense for the three months ended September 30, 2020 resulted primarily from US State minimum taxes, offset by losses from our Canadian subsidiary.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenues
The following table provides the significant components of our revenue for the nine-month periods ended September 30, 2021 and September 30, 2020 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2021	2020	% Change
Recurring and other revenue	$1,083,174	$921,359	18%
Recurring and other revenue increased $161.8 million, or 18% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily a result of:

•$97.4 million resulting from the change in Total Subscribers;
•$36.2 million in non-recurring revenues from smart energy, smart insurance and other pilot initiatives;
•$24.8 million from the change in AMRRU;
•$3.5 million positive impact from foreign currency translation as computed on a constant currency basis.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the nine-month periods ended September 30, 2021 and September 30, 2020 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2021	2020	% Change
Operating expenses	$286,353	$257,728	11%
Selling expenses	300,480	195,513	54%
General and administrative	189,267	180,272	5%
Depreciation and amortization	447,863	423,389	6%
Restructuring expenses	—	20,941	NM
Total costs and expenses	$1,223,963	$1,077,843	14%
     Operating expenses for the nine months ended September 30, 2021 increased $28.6 million, or 11%, as compared to the nine months ended September 30, 2020. Excluding an increase in stock-based compensation of $1.8 million, operating expenses increased by $26.8 million, or 11%, primarily due to increases of:
•$10.8 million in third-party contracted customer servicing costs;
•$7.9 million in personnel and related support costs;
•$4.6 million in information technology costs;
•$2.5 million in equipment and related costs; and
•$1.9 million in payment processing fees.
These increases were offset by a decrease of $1.2 million in costs incurred to support other pilot programs.
Selling expenses, excluding capitalized contract costs, increased by $105.0 million, or 54%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Excluding an increase in stock-based compensation of $39.7 million primarily associated with equity awards granted during the nine months ended September 30, 2020, selling expenses increased by $65.3 million, or 46%. This increase was primarily due to increases of:
•$35.6 million in commissions, recruiting and other costs associated with scaling of our smart energy and smart insurance initiatives;
•$19.7 million in marketing costs, partly related to costs associated with building brand awareness;
•$5.7 million in other personnel and related support costs;
•$3.1 million in third-party contracted servicing costs;
•$2.2 million in information technology costs; and
•$2.0 million in facility and housing related costs.
These increases were offset by a decrease of $4.6 million in costs associated with other pilot programs.
General and administrative expenses increased $9.0 million, or 5%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This included a $15.1 million decrease in stock-based compensation. Excluding stock-based compensation, general and administrative expenses increased by $24.1 million, or 19%. This increase was primarily due to increases of:
•$10.7 million in other personnel and related support costs;
•$8.7 million in severance costs incurred from the departure of certain corporate executives;
•$6.1 million in third-party legal services;
•$3.4 million in marketing costs primarily related to costs associated with building brand awareness; and
•$2.9 million in certain insurance related costs.

These increases were offset by decrease of:
•$4.4 million in the loss contingency accrual; and
•$4.3 million in provisions for bad debt and credit losses.
Depreciation and amortization for the nine months ended September 30, 2021 increased $24.5 million, or 6%, as compared to the nine months ended September 30, 2020, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the nine months ended September 30, 2020 related to employee severance and termination benefits expenses (See Note 17 to the accompanying unaudited condensed consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net for the nine-month periods ended September 30, 2021 and September 30, 2020 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2021	2020	% Change
Interest expense	$146,981	$170,795	(14)%
Interest income	(280)	(287)	(2)%
Change in fair value of warrant liabilities	(50,638)	79,893	NM
Other expense, net	14,736	11,341	30%
Total other expenses, net	$110,799	$261,742	(58)%
Interest expense decreased $23.8 million, or 14%, for the nine months ended September 30, 2021, as compared with the nine months ended September 30, 2020, primarily due primarily to lower outstanding debt principal (See Note 4 to the accompanying unaudited condensed consolidated financial statements).
Change in fair value of warrant liabilities for each of the nine months ended September 30, 2021 and September 30, 2020 represents the change in fair value measurements of our outstanding public and private placement warrants.
Other expense, net resulted in net expense of $14.7 million for the nine months ended September 30, 2021, as compared to net expenses of $11.3 million for the nine months ended September 30, 2020.
The other expense, net during the nine months ended September 30, 2021 was primarily due to:
•$30.2 million loss on debt modification and extinguishment in July 2021;
•$15.2 million gain related to the CFP derivative liability; and
•$0.3 million foreign currency exchange gain.
The other expense, net during the nine months ended September 30, 2020 was primarily due to:
•$12.7 million loss on debt modification and extinguishment in February 2020;
•$2.2 million foreign currency exchange loss; and
•$3.9 million loss related to the CFP derivative liability.
Income Taxes
The following table provides the significant components of our income tax expense for the nine-month periods ended September 30, 2021 and September 30, 2020 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2021	2020	% Change
Income tax expense	$500	$324	NM
Income tax expense was $0.5 million for the nine months ended September 30, 2021, as compared to an expense of $0.3 million for the nine months ended September 30, 2020. The income tax expense for the nine months ended September 30, 2021 resulted primarily from US state minimum taxes and income taxes from our Canadian subsidiary. The income tax expense for the nine months ended September 30, 2020 resulted primarily from US state minimum taxes, offset by losses in our Canadian subsidiary.
Liquidity and Capital Resources
Cash from operations may be affected by various risks and uncertainties, including, but not limited to, the continued effects of the COVID-19 pandemic and other risks detailed in the Risk Factors section of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020. Despite the challenging economic environment caused by the pandemic, based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this filing.
Our primary source of liquidity has historically been cash from operating activities, proceeds from issuances of debt securities, borrowings under our credit facilities and, to a lesser extent, capital contributions and issuances of equity. As of September 30, 2021, we had $280.2 million of cash and cash equivalents and $354.7 million of availability under our Revolving Credit Facility (after giving effect to $15.3 million of letters of credit outstanding and no borrowings).
As market conditions warrant, we and our equity holders, including the Sponsor, its affiliates, and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our Revolving Credit Facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.
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

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Nine Months Ended September 30,
	2021	2020	% Change
Net cash provided by operating activities	$142,130	$222,809	(36)%
Net cash used in investing activities	(10,037)	(8,704)	15%
Net cash (used in) provided by financing activities	(165,711)	76,961	NM
Cash Flows from Operating Activities

We generally reinvest the cash flows from our recurring monthly billings and cash received from the sale of Products through the Vivint Flex Pay Program associated with the initial installation of the customer's equipment, primarily to (1) maintain and grow our subscriber base, (2) expand our infrastructure to support this growth, (3) enhance our existing smart home services offering, (4) develop new smart home Product and Service offerings and (5) expand into products and services that are adjacent to our current offerings. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, enhancing the overall quality of service provided to our subscribers, and increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.
For the nine months ended September 30, 2021, net cash provided in operating activities was $142.1 million. This cash provided was primarily from a net loss of $252.1 million, adjusted for:
•$592.9 million in non-cash amortization, depreciation, and stock-based compensation;
•$50.6 million gain on warrant derivative change in fair value;
•$21.6 million in provisions for doubtful accounts and credit losses; and
•$4.5 million in deferred income taxes.
Cash provided by operating activities resulting from changes in operating assets and liabilities, including:
•a $260.2 million increase in deferred revenue primarily associated with the sale of Products under the Vivint Flex Pay plan and the increase in Total Subscribers;
•a $40.1 million increase in accounts payable;
•a $43.1 million increase in accrued payroll and commissions, accrued expenses, other current and long-term liabilities;
•a $14.5 million decrease in long-term notes receivables and other assets, net primarily due to decreases in RIC receivables; and
•a $7.7 million decrease in right of use assets.
These sources of operating cash were partially offset by the following changes in operating assets and liabilities:
•a $504.9 million increase in capitalized contract costs;
•a $28.5 million increase in accounts and notes receivable;
•a $12.3 million increase in prepaid expenses and other current assets;
•a $8.5 million decrease in right of use liabilities; and
•a $6.9 million increase in inventories.
For the nine months ended September 30, 2020, net cash provided by operating activities was $222.8 million. This cash provided was primarily from a net loss of $418.6 million, adjusted for:
•$543.7 million in non-cash amortization, depreciation, and stock-based compensation;
•$79.9 million loss on warrant derivative change in fair value
•a $12.7 million loss on early extinguishment of debt;
•$11.1 million in non-cash restructuring expenses; and
•$17.3 million in provisions for doubtful accounts and credit losses.
Cash provided by operating activities resulting from changes in operating assets and liabilities, including:
•a $288.8 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base;
•a $187.5 million increase in accrued payroll and commissions, accrued expenses, other current and long-term liabilities primarily due to an increase in the derivative liability associated with the Consumer Financing Program of $85.3 million, an increase in accrued payroll and commissions of $66.3 million, an increase in accrued payroll, sales and use taxes of $15.8 million, an increase in accrued loss contingencies of $10.3 million and an increase in accrued interest of $3.0 million;
•a $21.5 million decrease in long-term notes receivables and other assets, net primarily due to decreases in RIC receivables;
•a $5.9 million decrease in right of use assets; and
•a $3.8 million decrease in inventories due to the ramp down of our direct-to-home summer selling season.
These sources of operating cash were partially offset by the following changes in operating assets and liabilities:

•a $475.7 million increase in capitalized contract costs;
•a $24.2 million decrease in accounts payable, primarily due to timing of vendor payments;
•a $23.2 million increase in accounts and notes receivable;
•a $6.5 million decrease in right of use liabilities; and
•a $1.7 million increase in prepaid expenses and other current assets.
Net cash interest paid for the nine months ended September 30, 2021 and 2020 related to our indebtedness (excluding finance leases) totaled $155.4 million and $162.8 million, respectively. Our net cash flows from operating activities for the nine months ended September 30, 2021 and 2020, before these interest payments, were cash inflows of $297.5 million and $385.6 million, respectively. Accordingly, our net cash provided by operating activities were sufficient to cover interest payments for the nine months ended September 30, 2021 and 2020.
Cash Flows from Investing Activities

    Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the nine months ended September 30, 2021, net cash used in investing activities was $10.0 million primarily associated with capital expenditures of $10.2 million.
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
For the nine months ended September 30, 2021, net cash used in financing activities was $165.7 million. Repayments of outstanding debt consisted of $938.1 million, $677.0 million, $400.0 million and $225.0 million aggregate principal amounts of term loans, 2022 Notes, 2023 Notes and 2024 Notes, respectively. Additionally, we incurred $49.7 million in related debt financing costs, $29.4 million for taxes paid related to net share settlements of stock-based compensation awards and $2.5 million of repayments under our finance lease obligations. These cash uses were offset by proceeds from the issuance of $800.0 million aggregate principal amount of 2029 Notes, $1,350.0 million in borrowings under Term Loan Facility and $10.8 million from the exercise of warrants.
For the nine months ended September 30, 2020, net cash provided by financing activities was $77.0 million, consisting of proceeds from the issuance of $600.0 million aggregate principal amount of 2027 Notes and $950.0 million in borrowings under Term Loans, $463.3 million capital contribution associated with the Merger, $359.2 million in borrowings on our revolving credit facility and $93.7 million from the exercise of warrants. These cash proceeds were offset by $1,751.9 million of repayments on existing notes, $604.2 million of repayments on our revolving credit facility, $12.9 million in financing costs, $6.3 million of repayments under our finance lease obligations, and $2.8 million for taxes paid related to net share settlements of stock-based compensation awards.
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of September 30, 2021, we had $2.75 billion of total debt outstanding, consisting of $600.0 million of outstanding 6.75% senior secured notes due 2027 (the “2027 notes”), $800.0 million of outstanding 5.75% senior notes due 2029 (the “2029 notes” and together with the 2027 notes, the “Notes”), $1,350.0 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under our Revolving Credit Facility (with $354.7 million of additional availability under the Revolving Credit Facility after giving effect to $15.3 million of letters of credit outstanding).

Debt Refinance 2021
On July 9, 2021, APX Group, Inc. (the “Issuer” or “APX”), our indirect, wholly owned subsidiary, issued $800.0 million aggregate principal amount of 5.75% Senior Notes due 2029 (the “2029 Notes”), pursuant to an indenture, dated as of July 9, 2021, among the Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.
Concurrently with the Notes offering, the Issuer refinanced its existing credit facilities with (i) a new $1,350.0 million first lien senior secured term loan facility (the “Term Loan Facility”) and (ii) a new $370.0 million senior secured revolving credit facility (together with the Term Loan Facility, the “New Senior Secured Credit Facilities”), with the lenders party thereto and Bank of America, N.A. as a lender, administrative agent and collateral agent. The Issuer is the borrower under the New Senior Secured Credit Facilities.
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
    2027 Notes
    As of September 30, 2021, APX had $600.0 million outstanding aggregate principal amount of its 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year.
    We may, at our option, redeem at any time and from time to time prior to February 15, 2023, some or all of the 2027 notes at 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date plus the applicable “make-whole premium.” From and after February 15, 2023, we may, at our option, redeem at any time and from time to time some or all of the 2027 notes at 103.375%, declining to par from and after May 1, 2025, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to February 15, 2023, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2027 notes with the proceeds from certain equity offerings at 100% plus an applicable premium, plus accrued and unpaid interest to the date of redemption. In addition, on or prior to February 15, 2023, during any 12-month period, we also may, at our option, redeem at any time and from time to time up to 10% of the aggregate principal amount of the 2027 notes at a price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, to but excluding the redemption date.
    The 2027 notes will mature on February 15, 2027. The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the Revolving Credit Facility and the Term Loan Facility, in each case, subject to certain exceptions and permitted liens.
2029 Notes
As of September 30, 2021, APX had $800.0 million outstanding aggregate principal amount of its 2029 notes. Interest on the 2029 notes is payable semiannually in arrears on January 15 and July 15 each year.
We may, at our option, redeem at any time and from time to time prior to July 15, 2024, some or all of the 2029 notes at 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date plus the applicable “make-whole premium.” From and after July 15, 2024, we may, at our option, redeem at any time and from time to time some or all of the 2029 notes at 102.875%, declining to par from and after July 15, 2026, in each case, plus any accrued and unpaid interest to the date of redemption. In addition, on or prior to July 15, 2024, we may, at our option, redeem up to 40% of the aggregate principal amount of the 2029 notes with the proceeds from certain equity offerings at 100% plus an applicable premium, plus accrued and unpaid interest to the date of redemption. In addition, on or prior to July 15, 2024, we may redeem the 2029 notes, in whole or in part, at a redemption price equal to the sum of (A) 100.0% of the principal amount of the 2029 notes redeemed, plus (B) the applicable premium as of the redemption date, plus (C) accrued and unpaid interest, if any.
    The 2029 notes will mature on July 15, 2029.
New Senior Secured Credit Facilities

In July 2021, APX amended and restated its existing senior secured term loan credit agreement and existing senior secured revolving credit facility with a new senior secured credit agreement (the “Credit Agreement”) that provides for (i) a term loan facility in an aggregate principal amount of $1,350.0 million (the “Term Loan Facility”, and the loans thereunder, the “Term Loans”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $370.0 million (the “Revolving Credit Facility”, and the loans thereunder, the “Revolving Loans”).
As of September 30, 2021, APX had outstanding term loans under the Term Loan Facility in an aggregate principal amount of $1,350.0 million. APX is required to make quarterly amortization payments under the Term Loan Facility in an amount equal to 0.25% of the aggregate principal amount of the Term Loans outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loans will be due and payable in full on July 9, 2028. APX may prepay the Term Loans on the terms specified in the Credit Agreement. No amortization payments are required under the Revolving Credit Facility.
In addition to paying interest on outstanding principal under the Revolving Credit Facility, APX is required to pay a quarterly commitment fee of 50 basis points (which will be subject to two interest rate step-downs of 12.5 basis points, based on APX meeting consolidated first lien net leverage ratio tests) to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. APX also pays customary letter of credit and agency fees. The revolving credit commitments outstanding under the Revolving Credit Facility will be due and payable in full on July 9, 2026.
Borrowings under the amended and restated Term Loan Facility and Revolving Credit Facility bear interest, at APX’s option, at a rate per annum equal to either (a)(i) a base rate determined by reference to the highest of (1) the “Prime Rate” in the United States as published in The Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the LIBO rate for a one month interest period plus 1.00%, plus (ii) 2.50% (or after the delivery of financial statements for the fiscal quarter ending December 31, 2021, between 2.50% and 2.00%, depending on the first lien net leverage ratio of the applicable fiscal quarter) or (b)(i) a LIBO rate determined by reference to the applicable page for the LIBO rate for the interest period relevant to such borrowing plus (ii) 3.50% (or after the delivery of financial statements for the fiscal quarter ending December 31, 2021, between 3.50% and 3.00%, depending on the first lien net leverage ratio of the applicable fiscal quarter), subject in each case to an agreed interest rate floor.
There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2021 and December 31, 2020. As of September 30, 2021 we had $354.7 million of availability under our revolving credit facility (after giving effect to $15.3 million of letters of credit outstanding and no borrowings).
Guarantees and Security (New Senior Secured Credit Facilities and Notes)
All of the obligations under the Credit Agreement and the debt agreements governing the Notes are guaranteed by APX Group Holdings, Inc., each of APX Group's existing and future material wholly owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications) and solely in the case of the Notes, Vivint Smart Home, Inc. However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the Revolving Credit Facility, the Term Loan Facility or the Company's other indebtedness.
The obligations under the Revolving Credit Facility, the Term Loan Facility and the 2027 notes are secured by a security interest in (1) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the subsidiary guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, material fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (2) substantially all personal property of APX Group, Inc. and the subsidiary guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX Group, Inc. and the subsidiary guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX Group, Inc. and the subsidiary guarantors and (3) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.
Guarantor Summarized Financial Information

In May 2020, the Company provided a parent guarantee of APX Group’s obligations under the indentures governing the Notes, in each case, in order to enable APX Group to satisfy its reporting obligations under the indentures governing the Notes by furnishing financial information relating to the Company.
We are providing the following information with respect to the Revolving Credit Facility, the Term Loan Facility and the Notes. The financial information of Vivint Smart Home, Inc., APX Group Holdings, Inc., APX Group, Inc. and each guarantor subsidiary (collectively the “Guarantors”) is presented on a combined basis with intercompany balances and transactions between the Guarantors eliminated. The Guarantors' amounts due from, amounts due to, and transactions with non-guarantor subsidiaries are separately disclosed.

	Nine months ended September 30, 2021	Twelve months ended December 31, 2020
	(in thousands)
Recurring and other revenues	$1,036,893	$1,186,264
Intercompany revenues	15,466	24,000
Total revenues	1,052,359	1,210,264
Total costs and expenses	1,193,904	1,471,254
Loss from operations	(141,545)	(260,990)
Other expenses	111,052	340,628
Income tax expense	713	1,282
Net loss	$(253,310)	$(602,900)

	September 30, 2021	December 31, 2020
	(in thousands)
Current assets	$418,428	$425,165
Amounts due from Non-Guarantor Subsidiaries	272,052	251,853
Non-current assets:
Capitalized contract costs	1,398,987	1,270,678
Goodwill	810,130	810,130
Intangible assets, net	61,776	102,981
Other non-current assets	133,609	149,888
Total non-current assets	2,404,502	2,333,677

Current liabilities	923,954	758,194
Amounts due to Non-Guarantor Subsidiaries	236,875	199,381
Non-current liabilities	$3,674,644	$3,672,266

    Debt Covenants
The Credit Agreement and the debt agreements governing the Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, APX Group, Inc. and its restricted subsidiaries’ ability to:

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
The Credit Agreement and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2021, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
Subject to certain exceptions, the Credit Agreement and the debt agreements governing the Notes permit APX Group, Inc. and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
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
Covenant Compliance
Under the Credit Agreement and the debt agreements governing the Notes, our subsidiary, APX Group's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Covenant Adjusted EBITDA (which measure is defined as “Consolidated EBITDA” in the Credit Agreement and “EBITDA” in the debt agreements governing the existing notes) for the applicable four-quarter period. Such tests include an incurrence-based maximum consolidated secured debt ratio and first lien secured debt ratio of 4.25 to 1.0, a consolidated total debt ratio of 5.50 to 1.0, an incurrence-based minimum fixed charge coverage ratio of 2.00 to 1.0, and, solely in the case of the Revolving Credit Facility, a quarterly maintenance-based maximum consolidated first lien secured debt ratio of 4.99 to 1.0 (subject to certain conditions set forth in the Credit Agreement being satisfied), each as determined in accordance with the Credit Agreement and the debt agreements governing the Notes, as applicable. Non-compliance with these covenants could restrict our ability to undertake certain activities or result in a default under the Credit Agreement and the debt agreements governing the Notes.
“Covenant Adjusted EBITDA” is defined as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization (including amortization of capitalized subscriber acquisition costs), further adjusted to exclude the effects of certain contract sales to third parties, non-capitalized subscriber acquisition costs, stock based compensation, changes in the fair value of the derivative liability associated with our public and private warrants and certain unusual, non-cash, non-recurring and other items permitted in certain covenant calculations under the agreements governing our Notes and the Credit Agreement.
We believe that the presentation of Covenant Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants contained in the agreements governing the Notes and the Credit Agreement governing the Revolving Credit Facility and the Term Loan Facility. We caution investors that amounts presented in accordance with our definition of Covenant Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Covenant Adjusted EBITDA in the same manner.
Covenant Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

Twelve months ended September 30, 2021
Net loss	$(436,869)
Interest expense, net	196,660
Other income, net	13,868
Income tax expense, net	1,259
Depreciation and amortization (1)	79,031
Amortization of capitalized contract costs	516,274
Non-capitalized contract costs (2)	333,676
Stock-based compensation (3)	224,540
Change in fair value of warrant derivative liabilities (4)	(21,281)
Other adjustments (5)	96,901
Covenant Adjusted EBITDA	$1,004,059
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
(4)Reflects the change in fair value of the derivative liability associated with our public and private warrants.
(5)Other adjustments represent primarily the following items (in thousands):

Twelve months ended September 30, 2021
Consumer financing fees (a)	$39,706
Product development (b)	15,876
Hiring, retention and termination payments (c)	14,347
Loss contingency (d)	13,200
Monitoring fee (e)	6,861
Certain legal and professional fees (f)	6,151
All other adjustments (g)	760
Total other adjustments	$96,901
____________________

(a)Monthly financing fees incurred under the Consumer Financing Program.
(b)Costs related to the development of control panels, including associated software, and peripheral devices.
(c)Expenses associated with retention bonus, relocation and severance payments to management.
(d)Reflects an increase to the loss contingency accrual relating to the regulatory matters described in Note 12 to the accompanying consolidated financial statements.
(e)BMP monitoring fee (See Note 15 to the accompanying unaudited condensed consolidated financial statements).
(f)Legal and professional fees associated with strategic initiatives and financing transactions.
(g)Other adjustments primarily reflect costs associated with various strategic, legal and financing activities.

Other Factors Affecting Liquidity and Capital Resources
Vivint Flex Pay. Vivint Flex Pay became our primary equipment financing model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for Products through the CFP. Under the CFP, qualified customers are eligible for

Loans originated by Financing Providers of between $150 and $6,000. The terms of most Loans are determined based on the customer’s credit quality. The annual percentage rates on these Loans is either 0% or 9.99%, depending on the customer’s credit quality, and are either installment or revolving loans with repayment terms ranging from 6- to 60-months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Vivint Flex Pay” for further details.
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36-month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of September 30, 2021, our total finance lease obligations were $4.4 million, of which $3.3 million is due within the next 12 months.
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
Interest Rate Risk
Our Revolving Credit Facility and Term Loan Facility bear interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under these credit facilities. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. Assuming the borrowing of all amounts available under our Revolving Credit Facility, if the 30-day LIBOR rate increases by 1% due to normal market conditions, our interest expense will increase by approximately $17.2 million per annum.
We had no borrowings under the Revolving Credit Facility as of September 30, 2021.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the nine months ended September 30, 2021, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $4.6 million, our total assets would have decreased by $33.0 million, and our total liabilities would have decreased by $29.9 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the nine months ended September 30, 2021, before intercompany eliminations, approximately $46.3 million of our revenues, $330.4 million of our total assets and $299.5 million of our total liabilities were denominated in Canadian Dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as September 30, 2021, due to the existence of the material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In conjunction with the review of certain customer contract transactions during the quarter ended September 30, 2021, we identified a material weakness in our controls over the timing of revenue recognition. Specifically, the Company did not properly design and maintain effective controls over revenue in the current and prior periods to accurately determine the appropriate period to recognize revenue associated with certain transactions. These transactions primarily related to specific monthly service charge adjustments and modifications that created a material right to the customer.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
This control deficiency did not result in a material misstatement of our prior period consolidated annual or interim financial statements. However, the control deficiency could have resulted in material misstatements to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
Notwithstanding the material weakness described above, the Company’s management has concluded that the consolidated financial statements included in this Form 10-Q, present fairly, in all material respects, the Company’s financial position, results of operations and cash flow for the periods presented, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
Remediation Plan
To remediate the material weakness in the Company’s internal control over revenue, management intends to supplement our system of internal controls over financial reporting with the following actions:
•Provide additional training on the importance of accurate financial information effecting revenue recognition;
•Enhance the design and operation of our internal controls related to the review and approvals over the inputs into the computation of revenues;
•Improve the design and operation of our internal controls related to the testing of customer contracts; and
•Develop and implement additional testing and review procedures over the system settings that determine the period over which revenue is recognized.
We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when the Company will remediate such weakness, nor can we be certain that additional actions will not be required or what the costs of any such additional actions may be. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.
Changes in Internal Control Over Financial Reporting
Other than the changes made to as part of the remediation plan described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information required with respect to this item can be found under “Legal” in Note 13, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report, and such information is incorporated by reference into this Item 1.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Amendment No. 1 to our Annual Report on Form 10-K/A for our fiscal year 2020. Except as set forth below, there have been no material changes to the risk factors disclosed in Amendment No. 1 to our Annual Report on Form 10-K/A for our fiscal year 2020.

During the quarter ended September 30, 2021, we identified a material weakness in our internal control over financial reporting and if our remediation of this material weakness is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect our business.
In the course of reviewing certain customer contract transactions during the quarter ended September 30, 2021, we identified a material weakness in our internal control over financial reporting relating to the timing of revenue recognition. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Specifically, we found that we did not properly design and maintain effective controls over in the quarter ended September 30, 2021 and prior reporting periods to accurately determine the appropriate period to recognize revenue associated with certain transactions. These transactions primarily related to specific monthly service charge adjustments and modifications that created a material right to the customer, which resulted in errors in the reporting of revenue and other income statement and balance sheet items in certain prior periods.
The Company assessed the materiality of the misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to all prior consolidated financial statements taken as a whole and, therefore, amending previously filed reports to correct the errors was not required. However, the Company concluded that the cumulative effect of correcting the errors in the quarter ended September 30, 2021 would materially misstate the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021. Accordingly, the Company has reflected the corrections in the results for prior periods included in this Quarterly Report on Form 10-Q. The Company will also revise such information in future filings to reflect the correction of the errors.
This material weakness, however, could have resulted, and in the future could result, in additional misstatement to the accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected. Because of this material weakness in our internal control over financial reporting, management has concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.
We are developing and will be implementing a remediation plan to address the material weakness related to our revenue recognition, as described in Part I, Item 4. Controls and Procedures of this Quarterly Report on Form 10-Q, and we believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. Our plan will entail implementation of additional training related to the classification of service charge adjustments, enhancing preventative controls over the approval of service charge adjustments and performing regular reviews of material charge types for proper classification. Additionally, the Company intends to implement additional testing and review procedures over the system settings that determine the period over which revenue is recognized, and enhancing its controls over the testing of customer contracts, including those that give rise to a contract modification. Such remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when the Company will remediate such weakness, nor can we be certain that additional actions will not be required or what the costs of any such additional actions may be.
Moreover, as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, we identified a material weakness in our internal controls over financial reporting related to the Company’s control to review the evaluation of the accounting for complex financial instruments, such as for warrants issued by Mosaic Acquisition Corp., which did not operate effectively to appropriately apply the provisions of Financial Accounting Standards Board Accounting Standards Codification 815-40. After implementing certain changes to our processes to improve our internal control over financial reporting to remediate the control deficiency that gave rise to this material weakness, our management concluded that the previously identified material weakness was remediated. However, we cannot assure you that additional material weaknesses will not arise in the future or that management has identified all material weaknesses. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result, and we could be subject to litigation or regulatory enforcement actions. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. The potential consequences of any material weakness could have a material adverse effect on our business, results of operations and financial condition.
We are subject to various risks in connection with the ongoing settlement administration process involving the Federal Trade Commission (“FTC”), and may be subject to FTC Actions in the future.
As previously disclosed, in 2019, we received a civil investigative demand from the staff of the FTC concerning potential violations of the Fair Credit Reporting Act and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act. In April 2021, the Company entered into a settlement with the FTC that resolved this investigation. As part of this settlement, which was approved by a federal court on May 3, 2021, the Company paid a total of $20 million to the United States and agreed to implement various additional compliance-related measures.
We are currently in the process of administering the terms of this settlement, which include multiple undertakings by the Company. The Company has been endeavoring to comply with these undertakings and the demands on management and costs incurred in connection with these undertakings may be substantial. We have been engaged in ongoing discussions with the staff of the FTC regarding the Company’s compliance with the terms of the settlement. In addition, in accordance with the settlement, the Company is required to undergo biennial assessments by an independent third-party assessor who will review the Company’s compliance programs and provide a report to the FTC staff on our ongoing compliance with the settlement. Under the terms of the settlement, the first of these assessments is required to start during the fourth quarter of 2021. In connection with this and any subsequent assessment performed pursuant to the settlement, the assessor may identify deficiencies in the Company’s efforts to comply with the settlement and, should the FTC at any time make a determination that we are not in full compliance with the settlement, it could take further action against the Company such as seeking judicial remedies against us for any noncompliance, and we could be subject to additional sanctions and restrictions on our operations, which may seriously harm our financial position and results of operations and lead to other materially adverse consequences for our business. In addition, the filing of an application with the court against us for noncompliance with the settlement could lead to regulatory actions by other regulatory agencies or private litigation against us, could impact our ability to obtain regulatory approvals necessary to carry out our present or future plans and operations, and could result in negative publicity that might adversely affect our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the periods indicated, which related to shares withheld upon settlement of vested and exercised equity awards to satisfy tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2021	—	$—	—	—
August 1 - 31, 2021	—	—	—	—
September 1 - 30, 2021	—	—	—	—

(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger dated as of September 15, 2019, by and among Mosaic Acquisition Corp., Maiden Merger Sub, Inc. and Vivint Smart Home, Inc.	8-K	001-38246	2.1	9/16/2019
10.1	Indenture, dated as of July 9, 2021, between APX Group, Inc., as the Issuer, the guarantors party hereto, and Wilmington Trust, National Association, as trustee, payment agent and registrar, relating to the Company's 5.75% Senior Notes due 2029	8-K	001-38246	10.1	7/12/2021
10.2	Second Amended and Restated Credit Agreement, dated as of July 9, 2021, among APX Group Holdings, Inc., as Holdings, APX Group, Inc., as the borrower, the guarantors party hereto from time to time, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer	8-K	001-38246	10.2	7/12/2021
31.1	Certification of the Registrant’s Chief Executive Officer, David Bywater, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, David Bywater, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Vivint Smart Home, Inc.

Date:	November 15, 2021	By:	/s/ David Bywater
David Bywater
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 15, 2021	By:	/s/ Dale R. Gerard
Dale R. Gerard
Chief Financial Officer (Principal Financial Officer)