Form 10-K
period 2021-12-31
Vivint Smart Home, Inc.
filed 2022-03-01
CIK 1713952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $861.1 million.
As of February 28, 2022, there were 208,734,698 shares of Class A common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions.

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

Market, ranking and industry data used throughout this Annual Report on Form 10-K, including statements regarding subscriber acquisition costs, attrition and subscriber additions, is based on the good faith estimates of the Company’s management, which in turn are based upon the review of internal surveys, independent industry surveys and publications and other third party research and publicly available information. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While the Company is not aware of any misstatements regarding the industry data presented herein, its estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in this Annual Report on Form 10-K (“Annual Report”).
•The global COVID-19 pandemic may adversely impact our business at least for the near term. Such impact may persist for an extended period of time or become more severe which, in turn, may materially and adversely impact our financial condition, cash flows or results of operations;
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

•If we fail to attract, retain and engage appropriately qualified employees, including employees in key positions, our operations and profitability may be harmed;
•Our operations depend upon third-party providers of telecommunication technologies and services, which services may become obsolete, impair, degrade or otherwise block our services which could lead to additional expenses to us or loss of users;
•Privacy and data protection concerns and laws and regulations relating to privacy, and data protection and information security could have a material adverse effect on our business through increased operating costs tied to compliance or our failure or our perceived failure to comply with such laws and regulations;
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
•Macroeconomic pressures in the markets in which we operate, including, but not limited to, the effects of the ongoing COVID-19 pandemic, may adversely affect consumer spending and our financial results;
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
•The loss of our senior management could disrupt our business;
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
•    We identified material weaknesses in our internal control over financial reporting and if our remediation of a material weakness is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect our business;

•We have approximately $2.7 billion aggregate principal amount of total debt outstanding. Our substantial indebtedness and the potential need to incur significant additional indebtedness could adversely affect our financial condition;
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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.vivint.com), our company blogs (vivint.com/resources), corporate Twitter accounts (@VivintHome), our corporate Instagram accounts and Facebook accounts (@Vivint), our TikTok channel (@Vivint), our YouTube channel (https://www.youtube.com/vivint) and our corporate LinkedIn account as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.investors.vivint.com. The contents of our website and social media channels are not, however, a part of this Annual Report.
BASIS OF PRESENTATION

As used in this to the Annual Report on Form 10-K, unless otherwise noted or the context otherwise requires:

•references to “Vivint,” “Vivint Smart Home,” “we,” “us,” “our” and “the Company” are to Vivint Smart Home, Inc. and its consolidated subsidiaries;
•references to “2GIG” are to 2GIG Technologies, Inc., our former affiliate;
•references to “AMRRU” are to average monthly recurring revenue per user, which consists of Total MRR (as defined below) divided by average monthly Total Subscribers (as defined below) during a given period;
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
•references to “Notes” are to the 6.75% Senior Secured Notes due 2027 (“2027 notes”) and the 5.75% Senior Notes due 2029 (“2029 notes”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;
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
•references to “Revolving Credit Facility” are to the senior secured revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources-

Revolving Credit Facility”;
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
•references to “Sponsor” or “Blackstone” are to certain investment funds affiliated with Blackstone Inc.;
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
•references to “Total MRR” are to the average monthly total recurring revenue recognized during the period. These revenues exclude non-recurring revenues that are recognized at the time of sale;
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
On January 17, 2020 (the “Closing Date”), the Company consummated the Merger.
Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Vivint Smart Home was effected through the merger of Merger Sub with and into Legacy Vivint Smart Home, with Legacy Vivint Smart Home surviving as the surviving company (the “Business Combination”) (See Note 7 Business Combination for further discussion). Notwithstanding the legal form of the Business Combination pursuant to the Merger Agreement, the Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Vivint Smart Home, Inc. is treated as the acquired company and Legacy Vivint Smart Home is treated as the acquirer for financial statement reporting and accounting purposes. Legacy Vivint Smart Home was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•Legacy Vivint Smart Home’s shareholders prior to the Business Combination had the greatest voting interest in the combined entity;
•At the time of the Business Combination, the largest individual shareholder of the combined entity was an existing shareholder of Legacy Vivint Smart Home;
•At the time of the Business Combination, Legacy Vivint Smart Home’s directors represented the majority of the Vivint Smart Home board of directors;
•At the time of the Business Combination, Legacy Vivint Smart Home’s senior management was the senior management of Vivint Smart Home; and
•At the time of the Business Combination, Legacy Vivint Smart Home was the larger entity based on historical total assets and revenues.
As a result of Legacy Vivint Smart Home being the accounting acquirer, the financial reports filed with the SEC by the Company subsequent to the Business Combination are prepared “as if” Legacy Vivint Smart Home is the predecessor and legal successor to the Company. The historical operations of Legacy Vivint Smart Home are deemed to be those of the Company. Thus, the financial statements included in this Annual Report reflect (i) the historical operating results of Legacy Vivint Smart Home prior to the Business Combination; (ii) the combined results of the Company and Legacy Vivint Smart Home following the Business Combination on January 17, 2020; (iii) the assets and liabilities of Legacy Vivint Smart Home at their historical cost; and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of Legacy Vivint Smart Home in connection with the Business Combination is reflected retroactively to the earliest period presented and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse recapitalization of Legacy Vivint Smart Home.

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
PART I

ITEM 1.BUSINESS
Overview
Vivint Smart Home is a leading smart home platform company serving approximately 1.9 million subscribers as of December 31, 2021. Our brand name, Vivint, means to “to live intelligently” and our mission is to help our customers do exactly that by providing them with technology, products and services to create a smarter, greener, safer home that saves our customers money every month.
Although a number of companies offer single devices such as a doorbell camera, smart speaker or thermostat,single offerings do not make a home smart. Rather, a smart home has multiple devices, properly scoped and installed, all integrated into a single expandable platform that incorporates artificial intelligence (“AI”) and machine-learning in its operating system.
We make creating this smart home easy and affordable with an integrated platform, exceptional products, hassle-free professional installation and zero percent annual percentage rate (“APR”) consumer financing for most customers. We help consumers create a customized solution for their home by integrating smart cameras (indoor, outdoor, doorbell), locks, lights, thermostats, garage door control, car protection and a host of safety and security sensors. As of December 31, 2021, on average, the subscribers on our cloud-based home platform had approximately 15 security and smart home devices in each home.
We provide a fully integrated solution for consumers with our vertically integrated business model which includes hardware, software, sales, installation, support and professional monitoring. This model strengthens our ability to deliver superior experiences at every customer touchpoint and a complete end-to-end smart home experience. This seamless integration of high-quality products and services results in an Average Subscriber Lifetime of approximately nine years, as of December 31, 2021. This model also facilitates our ability to offer adjacent products and services that leverage our existing platform and infrastructure, which we believe can extend the Average Subscriber Lifetime and increase the lifetime value we derive from our subscribers.
Our cloud-based home platform currently manages more than 26 million in-home devices as of December 31, 2021. Our subscribers are able to interact with their connected home by using their voice or mobile device—anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends and visitors. The average subscriber on our cloud-based home platform engages with our smart home app approximately 11 times per day.
Our technology and people are the foundation of our business. Our trained professionals educate consumers on the value and affordability of a smart home, design a customized solution for their homes and their individual needs, teach them how to use our platform to enhance their experience, and provide ongoing tech-enabled services to manage, monitor and secure their home.
We believe that our unique business model and platform gives us a distinct advantage in the market through:
•a proprietary cloud-based platform,
•a differentiated end-to-end distribution model,
•strong growth with compelling unit economics, and
•multiple levers for sustained profitable growth.
As a result, we believe we can integrate new customer offerings from large adjacent markets that logically link back to our smart home platform, compounding the value that we already deliver to our approximately 1.9 million customers. With the large number of devices we have installed per home, we own a rich first-party data environment that helps us not only protect our customers, but also improve the efficiency of their homes and increase their peace of mind. We believe our unique focus on the importance of owning the entire technology stack, coupled with an end-to-end distribution model, leads to an exceptional customer experience. By continuously enhancing our platform, we can improve our customers’ experience wherever they interact with it. We believe that as our customers’ satisfaction increases, it creates multiple potential opportunities for sustained profitable growth for years to come.
Our integrated Smart Home business model generates subscription-based, high-margin recurring revenue from subscribers who sign up for our smart home services. More than 95% of our revenue is recurring, which provides long-term visibility and predictability to our business. Despite the many uncertainties pertaining to the COVID-19 pandemic, our recurring revenue model has proven resilient.
Our Industry
The smart home market is an expanding global opportunity and in the early stages of broad consumer adoption. The connected home has a multitude of devices and requires a platform to coordinate them all within a single unified system. Integrating smart home devices from different manufacturers that were not designed to work together is difficult, and often results in an experience that is complex, inconsistent and unreliable. Moreover, do-it-yourself (“DIY”) solutions put a large burden on homeowners to install and support many devices themselves. Some DIY solutions also require a high upfront cost, which can be prohibitively expensive for certain customers, limiting their potential for mass adoption.
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
Some key benefits of our platform include:
Integrated smart home experiences. We have developed and launched over 15 proprietary devices since 2010, all designed to seamlessly integrate into a comprehensive smart home solution. The software inside these devices, in combination with our cloud-based software and mobile apps, comprises the smart home operating system that knits these elements together to intuitively enable otherwise complex use cases that help address real-world problems. For instance, when someone comes to the front door, the homeowner may want to let them into the house. This requires a doorbell camera, lighting, locks, the security system, and indoor cameras to all work seamlessly together. Our smart home operating system does just this, enabling a multitude of use cases in a simple and intuitive fashion.
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
Our proprietary platform processes home events such as interactions with lights, locks, thermostats, touchscreens, voice-control devices, and door and motion sensors; thermodynamic data such as interior temperature and heating/cooling duty cycles; location data from mobile devices; and users’ interactions with the platform itself. Our software learns from key interactions, enriching our platform and making the smart home experience smarter. We believe that no other company is as well positioned to capitalize on the opportunity to make the true smart home a reality.
Privacy and security. Much of the information that our technology manages on our subscribers’ behalf, including sensor data, video, and the insights gleaned by our proprietary platform, is sensitive and private, and we take our responsibility to protect this information seriously. We use this data to make our products smarter and provide intelligent suggestions to homeowners based on their daily routines, such as asking to lock doors or close the garage doors. Our subscribers trust us to help them manage their homes, which we consider a unique relationship that we strive to strengthen.
Partner relationships. We allow a select number of third-party, standalone devices into our system when doing so enhances the smart home experience for our subscribers. These may be devices that have a large installed base or that have unique capabilities, such as voice assistants. Using the Amazon Alexa and Google Assistant integrations for example, subscribers can use their voice to control their lights, change the temperature, make sure their garage doors are closed, lock their doors, or perform other actions. Other product and technology partnerships include AT&T, Chamberlain, Google Nest, Kwikset, Verizon and a variety of Z-Wave-enabled device manufacturers.
Seamless integration and support. We ensure that all partner devices are seamlessly integrated into our smart home platform, and that we are able to manage and support them as well as our own proprietary devices. This curated, partner-neutral approach is designed to provide our subscribers with a worry-free, end-to-end experience from sale to installation through a lifetime of use and support.
Reliability. The smart home requires an operating system that is always-on, reliable, able to process large streams of incoming data, and protected by enterprise-grade security. We deliver new functionality continually, deploying regular updates to our software. We also push firmware updates to smart home devices throughout the year to deliver new functionality and improve device performance. We ensure that all of the mundane tasks of device management - security, firmware upgrades, telemetry, diagnostics, and more - are taken care of, so that the system is as reliable as possible.
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
Our Products and Services
We have a layered strategy for pursuing growth and achieving our strategic vision. Our flagship product offering is our fully integrated smart home system. We believe customers are better served by having the right system scoped, installed, and monitored to meet the specific needs of their homes and families. But to provide a truly differentiated offering, the platform within the home must allow homeowners to do much more. It should enable them to benefit from new products and services that leverage their smart home ecosystem. As part of this strategy, we have begun investing in the development of two adjacent markets: smart energy and smart insurance.
Smart Home
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
Our range of other devices, including smart locks, garage door control, door and window sensors, motion sensors, glass break detectors, key fobs, emergency pendants, smoke and carbon monoxide detectors and water sensors, extend the smart home experience to every part of the home, connecting users to their environments in new ways.
Smart Energy
In late 2020, we began operating as a third-party dealer for residential solar installers. As one of the first smart home companies to expand into solar energy, we are working to deliver deeper customer value by offering a comprehensive bundle that subsidizes the cost of smart home and helps protect customers from rising energy costs, while acting as better stewards of the environment. We intend to create a bundled offering of smart home and smart energy that integrates energy production and consumption data in the Vivint app, allowing customers to intelligently manage their home’s energy usage. We believe that bundling smart home with smart energy products and services presents an opportunity to provide significant incremental value to our customers and to save them money. We are approaching this opportunity through a dual path strategy that minimizes working capital requirements and is sales lead-based. In July 2021, we announced a partnership with Freedom Forever, one of the country’s leading solar installers. This partnership enables Freedom Forever to include a Vivint smart home system with each of its solar sales, which both parties believe will deliver immediate value to the customer, and lead to more smart home installations for Vivint.
In addition, through our partnerships with Freedom Forever and other solar installers, we can offer smart energy to our current customers, as well as new customers. Through these partnerships, we generated over 45 megawatts of installed solar power during 2021, bringing smart energy to approximately 5,000 homes. We believe this will continue to expand in the future as we begin offering a bundled solution in markets where customers are most likely to benefit from residential solar. Over time, we intend to integrate the production data from the solar panels with customer behavior patterns. As a result, we believe smart energy can drive meaningful savings to our customers that will reinforce the value of the Vivint platform, and do so in an environmentally friendly manner.
Smart Insurance
We began selling property and casualty insurance to a limited number of our customers in 2020. The over $600 billion property and casualty insurance market has been looking for a homeowner’s equivalent to the smart driving discount that auto insurance carriers deliver through their telematics solution in automobiles. We believe that Vivint has such a solution, given the rich first-party data that comes from our average customer interacting with such customer's system multiple times per day, and the numerous smart devices in such customer's home that help protect them against water damage, fire, and theft. In addition, customers have opportunities to receive a homeowner’s insurance discount by having a monitored security system as part of their smart homes. As we have engaged with industry leaders in the insurance space, they have shown significant interest in helping us create a home insurance solution that leverages our smart home ecosystem to save our customers money and mitigate the severity of claim events. We believe we can demonstrate to insurers that Vivint customers present a lower risk than homeowners without a smart home system or with a DIY system that was inadequately scoped, and installed or professionally monitored.
To date, we have operated as an agency, reselling insurance products from a few large carriers, selling approximately 7,300 insurance policies in 2021. To better leverage our smart home platform and provide the opportunity for additional savings for consumers, we intend to become a Managing General Agent (“MGA”), which will allow us to develop specific homeowner coverages for our customers. We believe this can increase the number of policies we sell on an annual basis and provide a higher level of customer-specific coverages through our MGA insurance offerings in a number of the states with our largest subscriber base. As we are able to demonstrate the savings and benefits of our propriety coverages, we believe we can expand into several additional states over time.
We are focused on accelerating our long-term growth through each of these adjacencies. Meanwhile, we will maintain the focus on our core smart home business, and consider these opportunities to be natural extensions of our core smart home offering. We believe we have the tools, technology, and capabilities to not only deliver value through an elegant smart home experience, but to save our customers money through innovative energy and insurance solutions.
High-Performing Scalable Economic Model
We believe our end-to-end solution, long-term customer relationships, and subscription-based, high-margin recurring revenues drive significant lifetime value.

Our business is driven by the acquisition of new subscribers and by managing and retaining our existing subscriber base. Prior to 2017, the acquisition of new subscribers required significant upfront investment. To provide even greater subscriber accessibility and affordability to our Products and Services and improve our cash flow economics, in 2017 we launched Vivint Flex Pay, which enables qualified subscribers to purchase smart home devices with unsecured financing either through a third-party financing partner or through us, in most cases at zero percent APR. Vivint Flex Pay significantly reduced this upfront investment to acquire new subscribers and in turn dramatically improved our cash flows. Our Net Subscriber Acquisition Cost per New Subscriber decreased from $1,018 for the year ended December 31, 2019 to $58 for the year ended December 31, 2021, a reduction of approximately 94%.
Our existing subscriber base generates predictable, high-margin recurring revenue (with approximately 78% net service margins for the year ended December 31, 2021) from our cloud-enabled smart home solutions. Our strategic priorities are focused on leveraging the increased customer satisfaction that results from the distinct advantage derived from our fully integrated platform, and strategic adjacencies such as smart energy and smart insurance, as discussed above. As we successfully execute on these strategic priorities, we believe we can extend our Average Subscriber Lifetime and increase the value of our customers over that lifetime.
We will continue investing in innovative technologies that we believe will make our platform more valuable and engaging for subscribers, and we intend to continue investing in new subscriber acquisition channels to further improve the economics of our business model. We will also continue working to introduce additional solutions to improve the lifetime value of our customers and the unit economics of our business, by continually enhancing the smart home experience and identifying additional adjacent in-home products and services that leverage our smart home platform and customer relationships.
Sales and Marketing
Our go-to-market strategy is based on directly educating consumers about the value and benefits of a smart home experience. We reach consumers through a variety of highly efficient customer acquisition channels, including our national inside sales and direct-to-home sales channels. Our nationwide sales and service footprint covers the majority of U.S.zip codes. Regardless of sales channel, our tech-enabled sales professionals always take a consultative approach to the sales process, educate potential subscribers on the benefits of smart home technology, and tailor a solution that serves each subscriber’s needs. This consultative sales process has enabled us to achieve a high adoption rate of our smart home solutions.
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
Direct-to-Home Sales
Our direct-to-home tech-enabled sales representatives provide an in-home consultative sale to help homeowners throughout the United States understand the benefits of a smart home. Markets are selected each year based on a number of factors, including demographics, population density and our past experience selling in these markets. We also have a program whereby a number of direct-to-home sales representatives reside in certain select markets and sell in those markets on a year-round basis. We expect the number of new subscriber contracts generated through this program to increase over time.
Marketing Strategy
Vivint’s national marketing efforts are anchored in our mission to redefine the home experience with technology and services to create a smarter, greener, safer home that saves our customers money every month. Our customer marketing and organic social teams are focused on prioritizing customers’ needs for education, technology improvements, world-class service, and a sense of community. We invest in certain marketing strategies which amplify the brand and awareness of our solutions, including through general paid media outlets. We also have exclusive brand naming rights for the Vivint Arena, home of the NBA’s Utah Jazz.
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
Customer Care and Monitoring
Our customer service team responds to non-emergency inquires related to service and billing. In many cases, they can remotely troubleshoot system issues, without the need to send a Smart Home Pro to the home. Our customer service centers operate 24/7 year-round and are fully redundant across multiple locations globally. Our team has won multiple awards for customer service including the Business Intelligence Group’s “Excellence in Customer Service” award in 2021. We continue to improve our customer care offerings with online self-help tools and resources. Customer service representatives are required to pass background checks and receive extensive training.
Our two central monitoring facilities are located in Utah and Minnesota and act as primary backups for each other and operate 24/7 year-round, including on holidays. Our professional monitoring teams respond to medical, fire, flood, carbon monoxide and burglary alerts within seconds and relay appropriate information to first responders, such as local police, fire departments or medical emergency response centers. Our team has twice won the Monitoring Association’s “Monitoring Center of the Year” award, most recently in 2021. This is the highest accolade for central monitoring stations. All professionals who work in our monitoring facilities undergo comprehensive training and are required to pass background checks, and, in certain cases, licensing tests or other checks.
Our Customers
We had approximately 1.9 million subscribers in North America as of December 31, 2021. Our business is not dependent on any single subscriber or a few subscribers, as such, the loss of any single subscriber or a few subscribers would not have a material adverse effect on the respective market or on us as a whole. No individual subscriber accounted for more than 1% of our consolidated 2021 revenue.
Subscriber Contracts
We seek to ensure that our subscribers understand their smart home system, along with the key terms of their contracts by conducting two surveys with every subscriber. The first survey, which is generally conducted via a video recording, occurs prior to the execution of the contract and professional installation, and the second survey is conducted electronically after the installation is completed. Each survey's results is stored in our subscriber relationship management software, enabling easy access and review.
Types of Contracts
When signing up for our Services, subscribers currently have the following three ways to pay for their Products: (1) qualified customers in the United States may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program” or “CFP”); (2) we generally offer to a limited number of customers not eligible for the CFP, but who qualify under our underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with us or; (3) customers may purchase the Products at the outset of the service contract either by paying the full amount due at that time via check, automatic clearing house payments (“ACH”), credit or debit card or to a lesser extent by obtaining short-term financing (generally, no more than six-months installment terms) through us (“Pay-in-Full” or “PIF”). We receive recurring revenue for Services on a month-to-month basis from these subscribers. When a subscriber signs up under the CFP program, we receive cash from the third-party financing provider (“Financing Provider”) for the subscriber’s purchase of products and the related installation costs less any upfront fees. Beginning in early 2021, all loans issued by Financing Providers will be originated through a line-of-credit (“LOC”), whereas previously most financing was provided through installment loans. The fee structures of our loans vary, depending on the Financing Provider and the type of Financing Provider loan (“Loans”). The fee structures of these Loans are generally one or more of the following:
•We pay a monthly fee based on either the average daily outstanding balance of the installment Loans, or the number of outstanding Loans;
•We incur fees at the time of the Loan origination and receive proceeds that are net of these fees;
•For certain loans, we also share liability for credit losses, with us being responsible for between 2.6% and 100% of lost principal balances; and

•We are responsible for reimbursing certain Financing Providers for merchant transaction fees and other fees associated with the Loans.
Term and Termination
Historically, we have generally offered service contracts to subscribers that range in length from 36 to 60 months, subject to automatic monthly renewal after the expiration of the initial term. A majority of new subscribers enter into 60-month contracts. As a result, the average initial contract length has increased over time, reaching an average of 50 months as of December 31, 2021. Generally when the customer pays for their Products upfront, we offer a month-to-month contract at the time of origination. Subscribers have a right of rescission period prescribed by applicable law during which such subscriber may cancel the contract without penalty or obligation. Generally, these rescission periods range from 3 to 30 days, depending on the jurisdiction in which a subscriber resides. As a company policy, we provide new subscribers 65 years of age and older a 30-day right of rescission. If the subscriber rescinds during the applicable rescission period under the terms of the contract, the subscriber is required to return the applicable equipment. Once the applicable rescission period expires, the subscriber is responsible for any unpaid contractual monthly service fees and amounts that remain due under their Vivint Flex pay agreement.
Other Terms
We provide our subscribers with maintenance free of charge for the first 120 days. After 120 days, and during the first five years, we will repair or replace defective smart home devices without charge, but we typically bill the subscriber a charge for each service visit. If a utility or governmental agency requires a change to our platform or tech-enabled service after installation of the system, the subscriber may be charged for the equipment and labor associated with the required change. We also charge subscribers a monthly fee related to the cost of maintaining our cellular communication network.
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
Billing and Collections
A majority of our subscribers pay for our Services electronically either via ACH, credit or debit card, with approximately 89% paying electronically as of December 31, 2021. Our subscribers billed via direct invoice can be billed on any day of the month, with payment due 15 days subsequent to the invoice date. Subscribers are billed in advance for their monthly services based on their billing cycle and not calendar month. In those jurisdictions where we are entitled to do so by law, we charge late fees to subscribers whose accounts are more than 10 days past due.
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
As of December 31, 2021, our portfolio of U.S. and Canadian patents consists of 404 issued patents and numerous additional pending-patent applications that relate to a variety of smart home, security and other technologies utilized in our business. We also own a portfolio of trademarks, including U.S. and Canadian registrations for Vivint, and are a licensee of various patents from our third-party suppliers and technology partners.
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
We believe we compete effectively with each of our competitors and are uniquely positioned due to our proprietary cloud-based platform and differentiated end-to-end business model. However, we expect competition to intensify in the future as we face increasing competition from competitors who are building their own smart home platforms, such as Amazon, Apple and Google, as well as from companies that offer single-point connected devices. Having installed more than 3.2 million smart home and security systems, we believe we are well positioned to compete. We benefit from more than 22 years of experience; our efficient direct-to-home and inside sales channels; integrated smart home platform; innovative products; and our award-winning customer service. We also believe that our recently announced smart energy and smart insurance initiatives, which we intend to continue developing and expanding, will provide greater differentiation relative to our competitors.
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
In addition, the CFP and RICs are subject to federal and state laws. These laws primarily require that consumer financing contracts include or be accompanied by certain prescribed disclosures, but these laws also may place limitations on particular fees and charges, and require licensing or registration of the party extending consumer credit. Vivint and our financing partners providing third-party consumer financing under Vivint Flex Pay are responsible for compliance with such laws applicable to Vivint Flex Pay, and we are solely responsible for compliance with such federal and state laws regulating RICs.
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
Data Privacy and Security
In the course of our operations, we gather, process, transmit and store subscriber information, including personal, payment, credit, financial and other confidential and private information. We may use this information for operational and marketing purposes in the course of operating our business. Our collection, retention, transfer, storage, use, processing, disclosure, and security of this information are governed by U.S. and Canadian laws and regulations relating to privacy and data security, industry standards and protocols, or it may be asserted that such industry standards or protocols apply to us. In North

America, federal and various state and provincial governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, retention, transfer, storage, and use, processing, disclosure, and security of certain categories of information. These new laws and regulations may also impact the way we design and develop new technology solutions and the way we sell and market our products and services. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services, or from breaches experienced by our service providers and/or partners. We are also subject to state and federal laws and regulations regarding telemarketing and other telephonic communications and state and federal laws regarding unsolicited commercial emails, as well as regulations relating to automated telemarketing calls, texts or SMS messages.
Many jurisdictions have established their own data security and privacy legal and regulatory frameworks with which we or our vendors or partners must comply to the extent our operations expand into these geographies or the laws and regulations in these frameworks otherwise may be interpreted to apply to us. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses, mailing addresses, financial account numbers, and, in some jurisdictions, internet protocol addresses. We are also bound by contractual requirements relating to privacy and data security, and may agree to additional contractual requirements addressing these matters from time to time.
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
As of December 31, 2021, we employed approximately 11,000 people including our seasonal direct sales and installation force, of which most were employed in the United States. Less than 1% of our employees were based in Canada.
We place a premium on inclusion and strive to continually engage employees on ways to fully realize one of our core values of “We Win Together.” We believe this is a critical component of our strategies for attracting and retaining talent. One way we accomplish this is through Employee Resource Groups (“ERG”s), including our Vivint Pride, Vivint Veterans, Vivint Women and Vivint EDGE (Ethnically Diverse Group of Employees), as well as our Diversity Council. Our ERG programs are staffed by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results. We use these groups to provide guidance to the organization on opportunities to improve inclusion across Vivint, to provide mentorship opportunities for our employee base, and to support the acquisition of diverse talent internally and externally. Each ERG is sponsored and supported by senior leaders across the enterprise. In 2019 and 2020, we were recognized by Forbes as one of “America's Best Employers for Diversity” and in 2021, Newsweek named Vivint in the top “100 Most Loved Workplaces.” Approximately 38% of our employee base self identifies as ethnically diverse and approximately 19% of our employee base self identifies as female.
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
Developing Talent
We are committed to the continued development of our employees. We rely heavily on experiential learning through stretch assignments, projects and other on-the-job opportunities while layering in mentoring, coaching, and formal training as appropriate to facilitate talent development. Strategic talent reviews and succession planning occur on a planned annual cadence across all business areas. The CEO and Chief People Officer hold meetings with senior leadership to review top talent, identify opportunities to develop and stretch our talent, and develop action plans to mitigate retention risks and talent gaps. This approach has enabled us to continue providing formal career growth to our internal employees with approximately 75% of open management positions being filled internally in 2021.
Retaining Talent
An important component of retention is a competitive total rewards package which includes:
•Competitive compensation that incentivizes performance
•Comprehensive health insurance coverage
•Access to our on-site clinic for employees located close to the Provo headquarters, which delivers personalized health care and wellness solutions for our employees, including access to mental health professionals at a nominal cost
•Life insurance and disability leave
•Mental health support for all employees
•401(k) matching
•Paid parental leaves for birth, adoption, or foster placement
•(Paid Time Off) PTO for our hourly employees and unlimited paid time away for our salaried employees
While a competitive total rewards program provides a solid foundation for retention, we believe it is critical to continually focus on ensuring our employees are highly engaged and feel valued. Our leaders hold regular one-on-one meetings, where leaders take time to connect with their employees, and to understand what is working well for them and areas for improvement and development. We also conduct an annual company-wide engagement survey and pulse surveys throughout the year to seek feedback from our employees on a variety of topics including, but not limited to, confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities, how we live our values and improvements we can make. We then develop plans to address opportunities for improvement, based on the survey results.
Health and Safety
We are committed to providing a safe and healthy environment for all our employees. This requires us to identify the specific hazards within the unique working environments of our sales, service, installation and corporate operations. We use leading indicators reported through Job Safety Analysis and Job Safety Observation (audits) to provide an assessment of prevailing hazards identified on the job. Both indicators provide leaders with data that enables real-time coaching and engagement conversations while providing the Health and Safety Team analysis of the workplace hazards, for training and policy development. In addition, we utilize a number of measures including Total Recordable Incident Rate (“TRIR”), and Lost Time (or Lost Workday) Incident Rate (“LTIR”), to measure the overall effectiveness of our health and safety program. For 2021, we had a TRIR of 1.6, a LTIR of 0.89 and zero work-related fatalities.
Maintaining a healthy and safe work environment for our employees through the COVID-19 pandemic remains a significant focus for us. We continue to maintain COVID-19 operating procedures aimed at keeping our employees and customers safe when in customers’ homes; requiring appropriate personal protective equipment; offering paid time off for those who are diagnosed with and quarantined due to COVID-19; and making rapid testing available to our employees through our on-site clinic located in our Provo headquarters. In addition, many of our office-based employees continue to work from home or work a combination of in office and from home on a hybrid schedule.
Suppliers
We license certain communications infrastructure, software and services from Alarm.com to support subscribers using our Go!Control panel, which was approximately 5% of our Total Subscribers at December 31, 2021. These Go!Control panels are connected to Alarm.com’s hosted platform. Alarm.com also provides an interface to enable these subscribers to access their systems remotely. We also license certain intellectual property from Alarm.com for our subscribers using the SkyControl or Smart Hub panel.
Generally, our hardware device suppliers maintain a stock of devices and key components to cover any minor supply chain disruptions. Although it has not yet had a significant impact on our business, some technology companies are facing shortages of certain components used in our Products, which if prolonged could impact our ability to obtain the equipment needed to support our operations and could increase Product costs. Such shortages are requiring us to purchase components on the spot market at elevated prices and utilize expedited shipping methods to maintain adequate supply, which result in increased costs for components and equipment. Where possible we also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier. However, we also rely on a number of sole source and limited source suppliers for critical components of our solution. Replacing any sole source or limited source suppliers could require the expenditure of significant resources and time to redesign and resource these products.
Where You Can Find More Information
We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. In addition, we maintain a website at http://www.vivint.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report.

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
Risks Relating to Our Business and Industry

The global COVID-19 pandemic may adversely impact our business, at least for the near term. Such impact may persist for an extended period of time or become more severe which, in turn, may materially and adversely impact our financial condition, cash flows or results of operations.
In December 2019, COVID-19 was initially reported and on March 11, 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. In March 2020, the United States declared a national emergency and almost every state has declared public health emergencies concerning the outbreak of the disease and preventative measures to try to contain the spread of COVID-19.
The COVID-19 pandemic has materially and adversely affected global economies, financial markets and the overall environment for our business, and may materially and adversely impact our financial condition, cash flow or results of operations, including without limitation the following:
•Changes to prevailing economic conditions, including increasing interest rates, rising inflation and the expiration of federal, state and local economic stimulus programs could impact our customers' ability to pay for our Products and Services. Such conditions may also negatively impact the creditworthiness of new subscribers or current subscribers who are seeking to renew their subscription agreements, as well as the ability of our financing partners to provide consumer financing. If we lose our consumer financing sources, we may not be able to access alternate sources at acceptable, value-creating rates. In addition, increased loan write-offs for subscribers may result in us having to make higher loss share payments to our financing partners;
•The COVID-19 pandemic may have a negative impact on our liquidity and capital resources, including if we experience adverse impacts relating to the timing of payments by our customers and increased customer default rates, which could impact the sufficiency of our credit facilities and our ability to comply with debt covenants;
•Economic and market conditions caused by the impact of the COVID-19 pandemic may adversely affect the value of certain of our assets and liabilities, as well as the market value of our securities, and could in the future impact the collectability of accounts receivable and RICs, requiring increased reserves and resulting in the possible impairment of goodwill and Capitalized Contract Costs;
•The impact of the COVID-19 pandemic, including the actions taken by federal, state, local and foreign governments in response to the pandemic, could cause a significant disruption in our operations or the operations of third parties, which in turn could impair our ability to obtain the equipment needed to support our operations, staff call centers or deliver equipment and services to our subscribers on a timely basis;
•Material disruptions in the operations of our limited number of suppliers, or of the suppliers on which our suppliers rely for significant components and materials, has increased our costs, and in the future, could further increase our costs or prevent or limit our ability to install our equipment in the homes of new subscribers or repair/replace equipment in the homes of existing subscribers. Additionally, we may incur higher working capital costs, if we are unable to sell or install the equipment in our inventory or are unable to cancel orders that are yet to be received;
•Some technology companies are facing shortages of certain components used in our Products, which has impacted our ability to obtain the equipment needed to support our operations. Such shortages have required us to incur additional costs associated with expedited shipping methods and purchase components on the spot market at elevated prices to maintain adequate supply. These activities have increased our costs for components and equipment. If these component shortages continue, we will likely continue to incur greater costs in connection with our operations and it could impact our ability to install our Products in new subscribers' home or repair/replace our Products in our existing subscribers' homes;
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
•We may experience decreased employee productivity and retention, and difficulty hiring and training new employees including as a result of implementing work-from-home policies for corporate employees across all our facilities;
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
•The risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment and online marketing channels. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. An extended period of remote working by our employees could also strain our technology resources and introduce operational risks, including heightened cybersecurity risk; and
•COVID-19 presents a significant threat to our employees’ well-being and morale, which could erode customer service and quality standards, presenting increased costs. At times during the various outbreaks that have occurred during the course of the pandemic, we have experienced a decrease in productivity in the event of a significant rate of infection or illness among our employees. While we have implemented and deployed a business continuity plan to protect the health of our employees and have contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience potential loss of productivity or a delay in the roll out of certain strategic plans.
The global spread of the COVID-19 pandemic has been complex and continues to evolve with each additional variant and wave of outbreak that emerges. The ongoing impact of the COVID-19 pandemic (or any future resurgence thereof) on our business remains uncertain and depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the emergence of variants, the availability and adoption rates of vaccines and treatments, the extent and effectiveness of containment actions, the actions taken by governments, companies, or counterparties and subscribers or potential subscribers in response to the pandemic and the pace of recovery when the pandemic subsides.

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

We also face potential competition from do-it-yourself (DIY) systems, which enable consumers to install their own systems and monitor and control their home over the Internet without the need for a subscription agreement with a service provider. Improvements in these systems may result in more subscribers choosing to take on the responsibility for installation, maintenance, and management of connected home systems themselves. In addition, consumers may prefer individual device solutions that provide more narrowly targeted functionality instead of a more comprehensive integrated smart home solution. Pricing pressure or improvements in technology and shifts in consumer preferences towards DIY and/or individual solutions could adversely impact our subscriber base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.
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
From time to time, we engage in the defense of, and may in the future be subject to, certain investigations, claims and lawsuits arising in the ordinary course of our business. For example, we have been named as defendants in putative class actions alleging violations of wage and hour laws, the Telephone Consumer Protection Act, common law privacy and consumer protection laws. From time to time, our subscribers have communicated and may in the future communicate complaints to organizations such as the Better Business Bureau, regulators, law enforcement or the media. Any resulting actions or negative subscriber sentiment or publicity could reduce the volume of our new subscriber originations or increase attrition of existing subscribers. Any of the foregoing may materially and adversely affect our business, financial condition, cash flows or results of operations.
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
If we fail to attract, retain and engage appropriately qualified employees, including employees in key positions, our operations and profitability may be harmed. In addition, changes in market compensation rates may adversely affect our profitability.
Our business strategy of offering high-quality products and services for our customers requires a highly-trained and engaged workforce and, as a result, is highly dependent on our ability to attract, train and retain sufficient numbers of qualified employees. Specifically, because sales representatives become more productive as they gain experience, retaining those individuals is very important for our success, especially during our peak April through August sales season. Further, failure to recruit or retain qualified employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. A significant amount of turnover of our executive team or other employees in key positions, such as engineering, finance or legal, with specific knowledge relating to us, our operations and our industry may negatively impact our operations. Factors that affect our ability to maintain sufficient numbers of qualified employees include, for example, employee engagement, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefit packages. If we are unable to attract, train and retain sufficient numbers of qualified employees, our business, financial condition, cash flows or results of operations could be adversely affected.
We operate in a competitive labor market and there is a risk that market increases in compensation and employer-provided benefits could have a material adverse effect on our profitability. We may also be subject to continued market pressure to increase employee hourly wage rates and increased cost pressure on employer-provided benefits. Our need to implement corresponding adjustments within our labor model and compensation and benefit packages could have a material adverse impact to the profitability of our business.
Our operations depend upon third-party providers of telecommunication technologies and services.
Our operations depend upon third-party cellular and other telecommunications providers to communicate signals to and from our subscribers in a timely, cost-efficient and consistent manner. The failure of one or more of these providers to transmit and communicate signals in a timely manner could affect our ability to provide services to our subscribers. There can be no assurance that third-party telecommunications providers and signal processing centers will continue to transmit and communicate signals to or from our third-party providers and the monitoring stations without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business. In addition, failure to renew contracts with existing providers or to contract with other providers on commercially acceptable terms or at all may adversely impact our business.
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
Our collection, retention, transfer and use of this information are governed by U.S. and foreign laws and regulations relating to privacy, data protection and information security, industry standards and protocols, or it may be asserted that such industry standards or protocols apply to us. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In North America, federal and various state and provincial governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain categories of information. These new laws and regulations may also impact the way we design and develop new technology solutions. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services or breaches experienced by our service providers and/or partners. For example, in the State of California, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, expands the scope of what is considered “personal information” and creates new data access and opt-out rights for consumers, which creates new requirements for us and other companies that operate in California. We are also subject to state and federal laws and regulations regarding telemarketing and other telephonic communications and state and federal laws regarding unsolicited commercial emails, as well as regulations relating to automated telemarketing calls, texts or SMS messages.

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
Criminals and other nefarious actors are using increasingly sophisticated methods, including cyberattacks, phishing, social engineering and other illicit acts to capture, access or alter various types of information, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that process and store subscriber confidential and private information, the loss of such information or the deployment of malware or other harmful code to our services or our networks or systems may result in negative consequences, including the actual or alleged malfunction of our products or services. In addition, third parties, including our partners and vendors, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. Further, the risk of cyber-attacks could be exacerbated by new or ongoing geopolitical tensions, including hostile actions taken by nation-states and terrorist organizations. The threats we and our partners and vendors face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. There can be no assurances that our defensive measures will prevent cyber-attacks or that we will discover network or system intrusions or other breaches on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of the technology protecting the systems or networks that house or access our products and services or on which we or our partners or vendors process or store personal information or other sensitive information or data, or that any such incident will not be believed or reported to have occurred. Any such actual or perceived compromises or breaches to systems, or unauthorized access to our subscribers’ data, products or systems, or acquisition or loss of, data, whether suffered by us, our partners or vendors or other third parties, whether as a result of employee error or malfeasance or otherwise, could harm our business. They could, for example, cause interruptions in operations, loss of data, loss of confidence in our services and products and damage to our reputation, and could limit the adoption of our services and products. They could also subject us to costs, regulatory investigations and orders, litigation, contract damages, indemnity demands and other liabilities and materially and adversely affect our subscriber base, sales, revenues and profits. Any of these could, in turn, have a material adverse impact on our business, financial condition, cash flows or results of operations.
Further, if a high-profile security breach occurs with respect to another provider of smart home solutions, our subscribers and potential subscribers may lose trust in the security of our services or in the smart home space generally, which could adversely impact our ability to retain existing subscribers or attract new ones. Even in the absence of any security breach, subscriber concerns about security, privacy or data protection may deter them from using our service. Our insurance policies covering errors and omissions and certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
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
In addition, the Vivint Flex Pay plan subjects us to additional regulatory requirements and compliance obligations. In particular, the Vivint Flex Pay plan may require that we be licensed as a lender in certain jurisdictions in which we operate. We face the risk of increased consumer complaints, potential supervision, examinations or enforcement actions by federal and state licensing and regulatory agencies and/or penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, we received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). In January 2021, we entered into a settlement agreement with the DOJ that resolved this investigation. As part of this settlement, we paid $3.2 million to the United States. In 2019, we also received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). In April 2021, we entered into a settlement with the FTC that resolved this investigation. As part of this settlement, which was approved by a federal court on May 3, 2021, we paid a total of $20 million to the United States and agreed to implement various additional compliance-related measures. For additional detail regarding the FTC settlement, see “—We are subject to various risks in connection with the ongoing settlement administration process involving the FTC, and may be subject to FTC Actions in the future.” Any further regulatory investigations could result in significant costs, fines or penalties and damage our reputation. In addition, any resolution of such regulatory investigations may alter or limit the way we do business or result in termination or modification of existing business and financing relationships. If any federal or state governmental agency were to determine that violations of certain laws or regulations occurred, or if any proceedings or investigations were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material amounts, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected. In addition, even if regulatory inquiries or investigations do not result in an adverse determination or the payment of material amounts, we expect to continue to incur costs in connection with such matters and our business, reputation, financial condition, liquidity, or results of operations could be adversely impacted.

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
We conduct our business in the U.S. and Canada and source our products from Thailand, Vietnam, Mexico, Taiwan, China, Malaysia and the United States. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies and regulatory bodies or authorities responsible for monitoring and enforcing product safety and consumer protection laws, data privacy and security laws and regulations, employment and labor laws, workplace safety laws and regulations, environmental laws and regulations, antitrust laws, federal securities laws and tax laws and regulations.
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
We launched our first smart home products and services beginning in 2010. Since that time, we have launched a number of other offerings. We anticipate launching additional products and services in the future. These products and services and the new products and services we may launch in the future may not be well received by our subscribers, may not help us to generate new subscribers, may adversely affect the attrition rate of existing subscribers, may increase our subscriber acquisition costs and may increase the costs to service our subscribers. For example, in 2021, we made significant investments in the development of our smart energy and smart insurance business. Any profits we may generate from these or other new products or services may be lower than profits generated from our other products and services and may not be sufficient for us to recoup our development or subscriber acquisition costs incurred. New products and services may also have lower operating margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new products and services may require increased operational expenses or subscriber acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if subscribers experience service disruptions or failures or other quality issues. To the extent our new products and services are not successful, it could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
Prior growth rates in revenues and other operating and financial results should not be considered indicative of our future performance. Our future performance and operating results depend on, among other things: (1) our ability to renew and/or upgrade contracts with existing subscribers and maintain subscriber satisfaction with existing subscribers; (2) our ability to generate new subscribers, including our ability to scale the number of new subscribers generated through direct to-home, inside sales and other channels; (3) our ability to increase the density of our subscriber base for existing service locations or continue to expand into new geographic markets; (4) our ability to successfully develop and market new and innovative products and services; (5) the level of product, service and price competition; (6) the degree of saturation in, and our ability to further penetrate, existing markets; (7) our ability to manage growth, revenues, origination or acquisition costs of new subscribers and attrition rates, the cost of servicing our existing subscribers and general and administrative costs; and (8) our ability to attract, train and retain qualified employees. If our future operating and financial results suffer as a result of any of the other reasons mentioned above, or any other reasons, there could be a material adverse effect on our business, financial condition, cash flows or results of operations.
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
Our inside sales channel depends on third parties and other sources that we do not control to generate leads that we then convert into subscribers. If our third-party partners and lead generators are not successful in generating leads for our inside sales channel, if the quality of those leads deteriorates, or if we are unable to generate leads through other sources that are cost effective and can be successfully converted into subscribers, it could have a material adverse effect on our financial condition, cash flows or results of operations.
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
We obtain important components of our systems from several suppliers. Should such suppliers cease to manufacture the products we purchase from them or become unable to timely deliver these products in accordance with our requirements, or should such other suppliers choose not to do business with us, we may be required to locate alternative suppliers. We also rely on a number of sole or limited source suppliers for critical components of our solution. Replacing sole source suppliers or our limited source suppliers could require the expenditure of significant resources and time to redesign and resource these products. In addition, any financial or other difficulties our suppliers face may have negative effects on our business. We may be unable to locate alternate suppliers on a timely basis or to negotiate the purchase of control panels or other equipment on favorable terms, if at all. In addition, our equipment suppliers, in turn, depend upon a limited number of outside unaffiliated suppliers for key components and materials used in our control panels and other equipment. If any of these suppliers cease to or are unable to provide components and materials in sufficient quantity and of the requisite quality, especially during our summer selling season when a large percentage of our new subscriber originations occur, and if there are not adequate alternative sources of supply, we could experience significant delays in the supply of equipment or incur additional costs to secure our supply needs through other sources. Any such delay in the supply of equipment of the requisite quality could adversely affect our ability to originate subscribers and cause our subscribers not to continue, renew or upgrade their contracts or to choose not to purchase such products or services from us. This would result in delays in or loss of future revenues and could have a material adverse effect on our business, financial condition, cash flows or results of operations. Also, if previously installed components and materials were found to be defective, we might not be able to recover the costs associated with the recall, repair or replacement of such products, across our installed subscriber base, and the diversion of personnel and other resources to address such issues could have a material adverse effect on our financial condition, cash flows or results of operations.
Macroeconomic pressures in the markets in which we operate, including, but not limited to, the effects of the ongoing COVID-19 pandemic, may adversely affect consumer spending and our financial results.
Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact consumer spending and ultimately, our financial results. In fact, inflation has recently reached levels not experienced in decades. Consumers may be affected by such factors in various ways, including:
• whether or not they make a purchase;
• their choice of smart home service provider or price-point;
• how frequently they upgrade or replace their devices; and
• their appetite to purchase adjacent products or services from us (for example, smart energy or smart insurance).
Real GDP growth, consumer confidence, the ongoing COVID-19 pandemic, inflation (including wage inflation), employment levels (including as a result of an increasingly competitive job market), oil prices, interest rates, tax rates, availability of consumer financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect consumer demand for our Products and Services. Geopolitical tensions around the world can also impact macroeconomic conditions and could have a material adverse impact on our financial results. In addition to general levels of inflation, we are also subject to risks of specific inflationary pressures on product prices due to, for example, high consumer demand, component shortages and supply chain disruptions. We may be unable to increase our prices sufficiently to offset these pressures.
Furthermore, increases in compensation, wage pressure, and other expenses for our employees, may adversely affect our financial results. These cost increases may be the result of inflationary pressures that could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold, or operating, selling and general and administrative expenses. Our competitive price model and pricing pressures in the industry may inhibit our ability to reflect these increased costs in the prices of our Products and Services, in which case such increased costs could have a material adverse effect on our business, financial condition, and results of operations.
As a result of one or more factors listed above, both existing and potential customers may experience deterioration of their financial resources, which could result in them delaying or canceling plans to install our Products. Our partners or vendors could experience similar negative conditions, which could impact their ability to fulfill their financial obligations to us. Future weakness in the global economy could adversely affect our business, results of operations, financial condition and cash flows. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our customers’ disposable income or result in fewer individuals engaging in discretionary spending.
During fiscal 2021, we experienced significant cost increases in many parts of our business, including input costs, labor costs, and fuel costs and we expect the inflationary environment to continue during fiscal 2022. If we are unable to pass through rising input costs and raise the price of our Products or Services, or consumer confidence weakens, we are likely to experience reductions in our operating margins and cash flow.
Currency fluctuations could materially and adversely affect us, and we have not hedged this risk.
Historically, a small portion of our revenue has been denominated in Canadian Dollars. For the year ended December 31, 2021, before intercompany eliminations, approximately $60.7 million of our revenues were denominated in Canadian Dollars. As of December 31, 2021, $337.7 million of our total assets and $307.8 million of our total liabilities were denominated in Canadian Dollars. In the future, we expect to continue generating revenue denominated in Canadian Dollars and other foreign currencies. Accordingly, we may be materially and adversely affected by currency fluctuations in the U.S. Dollar versus these currencies. Weaker foreign currencies relative to the U.S. Dollar may result in lower levels of reported revenues with respect to foreign currency- denominated subscriber contracts, net income, assets, liabilities and accumulated other comprehensive income on our U.S. Dollar-denominated financial statements. We have not historically hedged against this exposure. Foreign exchange rates are influenced by many factors outside of our control, including but not limited to: changing supply and demand for a particular currency, monetary policies of governments (including exchange- control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on an investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions and currency devaluations and revaluations. Also, governments may from time to time intervene in the currency markets, directly and by regulation, to influence prices directly. As such, these events and actions are unpredictable. The resulting volatility in the exchange rates for the other currencies could have a material adverse effect on our financial condition and results of operations.
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
As we continue to grow and enter different regions, unions may make attempts to organize all or part of our employee base. If all, or even a part of, our workforce were to become unionized, and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Additionally, responding to such organization attempts distracts our management and results in increased legal and other professional fees; and, labor union contracts could put us at increased risk of labor strikes and disruption of our operations.
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
The success of our business depends upon the skills, experience and efforts of our key executive personnel and employees. Members of our senior management have been and will continue to be integral to the continuing evolution of our business. There is significant competition for executive personnel with experience in the smart home and security industry and our sales channels. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. For example, in June 2021, our founder and Chief Executive Officer stepped down from his position and in August 2021, our then Chief Legal Officer left the Company to pursue another opportunity. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. We do not and do not currently expect to have in the future, “key person” insurance on the lives of any member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
Future transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services or expand into new channels or industries. Such acquisitions or dispositions could be material. For example, in 2019, we completed a spin-off of our wireless internet business and in 2020 our parent company consummated a merger with Mosaic Acquisition Corp. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (1) availability of financing; (2) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures; (3) general business disruption; (4) managing the integration process; (5) diversion of management’s attention from day-to-day operations, assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (7) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (8) potentially substantial costs and expenses associated with acquisitions and dispositions; (9) potential increases in compliance costs; (10) failure to retain and motivate key employees; and (11) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have material adverse effect on our business, financial condition, cash flow or results of operations. We can offer no assurance that any such strategic opportunities will prove to be successful. Among other negative effects, our pursuit of such opportunities could cause our cost of investment in new subscribers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. Additionally, any new product or service offerings could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. Moreover, expansion into any new industry or channel could result in higher compliance costs as we may become subject to laws and regulations to which we are not currently subject.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of December 31, 2021, we had approximately $0.9 billion of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In addition, as of December 31, 2021, we had approximately $1.4 billion of capitalized contract costs, net. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer, challenges to the validity of certain intellectual property, reduced sales of certain products or services incorporating intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
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
Our business is concentrated in certain markets. As of December 31, 2021, subscribers in Texas and California represented approximately 19% and 9%, respectively, of our total subscriber base. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.
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
We have recorded consolidated net losses of $305.6 million, $603.3 million, and $400.7 million in the years ended December 31, 2021, 2020 and 2019, respectively. We may likely continue to record net losses in future periods.
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
We identified material weaknesses in our internal control over financial reporting and if our remediation of a material weakness is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect our business.
In the course of reviewing certain customer contract transactions during the quarter ended September 30, 2021, we identified a material weakness in our internal control over financial reporting relating to the timing of revenue recognition. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Specifically, we found that we did not properly design and maintain effective controls over revenue in the quarter ended September 30, 2021 and prior reporting periods to accurately determine the appropriate period to recognize revenue associated with certain transactions. These transactions primarily related to specific monthly service charge adjustments and modifications that created a material right to the customer, which resulted in errors in the reporting of revenue and other income statement and balance sheet items in certain prior periods.

We assessed the materiality of the misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to all prior consolidated financial statements taken as a whole and, therefore, amending previously filed reports to correct the errors was not required. However, we concluded that the cumulative effect of correcting the errors in the quarter ended September 30, 2021 would materially misstate our consolidated financial statements for the three and nine months ended September 30, 2021. Accordingly, we reflected the corrections in the results for prior periods included in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 and in this Annual Report on Form 10-K. We will also revise such information in future filings to reflect the correction of the errors.
This material weakness, however, could have resulted in additional misstatement to the accounts and disclosures that would have resulted in a material misstatement of our consolidated financial statements that would not have been prevented or detected. Because of this material weakness in our internal control over financial reporting, management concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.
After implementing a number of changes to our processes and controls during the fourth quarter of fiscal 2021, to improve our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness, our management concluded that the material weakness that existed as of September 30, 2021 was remediated. The processes and controls implemented to address the material weakness are described in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K.
Moreover, as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, we identified a material weakness in our internal controls over financial reporting related to our control to review the evaluation of the accounting for complex financial instruments, such as for warrants issued by Mosaic Acquisition Corp., which did not operate effectively to appropriately apply the provisions of Financial Accounting Standards Board Accounting Standards Codification 815-40. After implementing certain changes to our processes to improve our internal control over financial reporting to remediate the control deficiency that gave rise to this material weakness, our management concluded that the previously identified material weakness was remediated.
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
Additionally, as a result of such material weakness or restatements, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
We are subject to various risks in connection with the ongoing settlement administration process involving the FTC, and may be subject to FTC Actions in the future.
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

In the context of the regulatory inquiries discussed above, the Company has hired a Chief Ethics and Compliance Officer (CECO) who, under the oversight of the Audit Committee, has led the Company’s efforts to develop and implement a compliance program built upon a control architecture that is comprised of preventative and detective controls that are designed to reinforce our most critical processes. The Company has also formed a Corporate Compliance Committee, which provides management with clear line of sight reporting on the performance of the compliance program and areas for continuous improvement. If these and other measures that the Company may take in the future are not successful, it could adversely affect our business, reputation, financial condition, and results of operations.
Under the terms of the settlement, the first of these assessments is required to start during the fourth quarter of 2021 and we expect to receive the results of that assessment during the first quarter of 2022. In connection with this and any subsequent assessment performed pursuant to the settlement, the assessor may identify deficiencies in the Company’s efforts to comply with the settlement and, should the FTC at any time make a determination that we are not in full compliance with the settlement, it could take further action against the Company such as seeking judicial remedies against us for any noncompliance, and we could be subject to additional sanctions and restrictions on our operations, which may seriously harm our financial position and results of operations and lead to other materially adverse consequences for our business. In addition, the filing of an application with the court against us for noncompliance with the settlement could lead to regulatory actions by other regulatory agencies or private litigation against us, could impact our ability to obtain regulatory approvals necessary to carry out our present or future plans and operations, and could result in negative publicity that might adversely affect our business.
Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition.
We have substantial indebtedness. Net cash interest paid for the years ended December 31, 2021 and 2020 related to our indebtedness (excluding finance or capital leases) totaled $170.7 million and $212.6 million, respectively. Our net cash flows from operating activities for the years ended December 31, 2021 and 2020, before these interest payments, were cash inflow of $253.2 million and cash inflow of $439.3 million, respectively. Accordingly, our net cash provided by operating activities were sufficient to cover interest payments for the years ended December 31, 2021 and 2020.
As of December 31, 2021, we had approximately $2.7 billion aggregate principal amount of total debt outstanding, all of which was issued or borrowed by APX and guaranteed by Vivint Smart Home, Inc., APX Group Holdings, Inc. and by substantially all of APX’s domestic subsidiaries, $1.9 billion of which was secured debt, which requires significant interest and principal payments. Subject to the limits contained in the agreements governing our existing indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
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
Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above. As of December 31, 2021, we had $356.0 million of availability under the revolving credit facility (after giving effect to $14.0 million of letters of credit outstanding and no borrowings). Moreover, although the debt agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the previous risk factor would increase.
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
Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Our variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. In the event that LIBOR is entirely phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent thereunder may amend the Credit Agreement to replace the LIBOR definition included therein with a successor rate based on prevailing market convention. In the event no such successor rate has yet been established as market convention, the Company and the administrative agent under the Credit Agreement may select a different rate which is reasonably practicable for the administrative agent to administer subject to receiving consent, within 15 business days of notice of such change, from lenders holding at least a majority of the aggregate principal amount of commitments and loans then outstanding under the Credit Agreement. The consequences of these developments cannot be entirely predicted, but could include an increase in the interest cost of our variable rate indebtedness.
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
The closing price of our Class A common stock during 2021 ranged from $8.27 to $24.66 per share and is likely to continue to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “—Risks Relating to Our Business and Industry” and the following:
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
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, acts of war (including the recent invasion of Ukraine by Russia), acts of terrorism or responses to these events.
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
Affiliates of Blackstone exert significant influence on the Company, and their interests may conflict with ours or yours in the future.
As of February 25, 2022, affiliates of Blackstone beneficially own approximately 48% of our Class A common stock. For so long as Blackstone continues to own a significant percentage of our Class A common stock, Blackstone will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Blackstone will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as affiliates of Blackstone continues to own a significant percentage of our Class A common stock, Blackstone will be able to cause or prevent a change of control of the Company or a change in the composition of the Company’s board of directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our Class A common stock. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, Blackstone could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. In certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes. So long as affiliates of Blackstone continues to own a significant amount of our combined voting power, even if such amount is less than 50%, Blackstone will continue to be able to strongly influence or effectively control our decisions.

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
Unforeseen events, or the prospect of such events, including acts of war (including the recent invasion of Ukraine by Russia), terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent emergence of COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States, Canada or elsewhere, could disrupt our operations, disrupt the operations of suppliers or subscribers or result in political or economic instability. These events could reduce demand for our products and services, make it difficult or impossible to receive equipment from suppliers or impair our ability to market our products and services and/or deliver products and services to subscribers on a timely basis. Any such disruption could also damage our reputation and cause subscriber attrition. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all or be sufficient to fully cover our losses. For additional detail regarding the risks we face with respect to COVID-19, see “—The global COVID-19 pandemic may adversely impact our business, at least for the near term. Such impact may persist for an extended period of time or become more severe which, in turn, may materially and adversely impact our financial condition, cash flows or results of operations.”

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our headquarters, and one of our two monitoring facilities, are located in Provo, Utah. These premises are under leases expiring between December 2024 and June 2028. Additionally, we lease the premises for a separate monitoring station located in Eagan, Minnesota. We also have facility leases in Lehi, Utah; Lindon, Utah; Logan, Utah; Boston, Massachusetts; and

various other locations throughout the United States and Canada for research and development, call center, warehousing, recruiting, and training purposes. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

ITEM 3.LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Legal” in Note 15, Commitments and Contingencies, of the notes to our consolidated financial statements contained in this Annual Report, and such information is incorporated by reference into this Item 3.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Company’s Class A common stock is listed on the NYSE under the trading symbol “VVNT”.
Stockholders
As of December 31, 2021, there were 278 stockholders of record of our Class A common stock. This number does not indicate the actual number of beneficial owners of the Company's common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.
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

Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the periods indicated, which related to shares withheld upon vesting of equity awards to satisfy tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	—	$—	—	—
November 1 - 30, 2021	8,423	12.54	—	—
December 1 - 31, 2021	7,512	10.49	—	—

(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirements.

ITEM 6.RESERVED

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
Business Overview
Vivint Smart Home is a leading smart home platform company serving approximately 1.9 million subscribers as of December 31, 2021. Our brand name, Vivint, means to “to live intelligently” and our mission is to help our customers do exactly that by providing them with technology and services to create a smarter, greener, safer home that saves our customers money every month.
Although a number of companies offer single devices such as a doorbell camera, smart speaker or thermostat, single offerings do not make a home smart. Rather, a smart home has multiple devices, properly located and installed, all integrated into a single expandable platform that incorporates artificial intelligence (“AI”) and machine-learning in its operating system.
We make creating this smart home easy and affordable with an integrated platform, exceptional products, hassle-free professional installation and zero percent annual percentage rate (“APR”) consumer financing for most customers. We help consumers create a customized solution for their home by integrating smart cameras (indoor, outdoor, doorbell), locks, lights, thermostats, garage door control, car protection and a host of safety and security sensors. As of December 31, 2021, on average, the subscribers on our cloud-based home platform had approximately 15 security and smart home devices in each home.
We provide a fully integrated solution for consumers with our vertically integrated business model that includes hardware, software, sales, installation, support and professional monitoring. This model strengthens our ability to deliver superior experiences at every customer touchpoint and a complete end-to-end smart home experience. This seamless integration of high-quality products and services results in an Average Subscriber Lifetime of approximately nine years, as of December 31, 2021. This model also facilitates our ability to offer adjacent products and services that leverage our existing platform and infrastructure, which we believe can extend the Average Subscriber Lifetime and increase the lifetime value we derive from our subscribers.
Our cloud-based home platform currently manages more than 26 million in-home devices as of December 31, 2021. Our subscribers are able to interact with their connected home by using their voice or mobile device—anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends and visitors. The average subscriber on our cloud-based home platform engages with our smart home app approximately 11 times per day.
Our technology and people are the foundation of our business. Our trained professionals educate consumers on the value and affordability of a smart home, design a customized solution for their homes and their individual needs, teach them how to use our platform to enhance their experience, and provide ongoing tech-enabled services to manage, monitor and secure their home.
We believe that our unique business model and platform gives us a distinct advantage in the market through:
•a proprietary cloud-based platform,
•a differentiated end-to-end distribution model,
•strong growth with compelling unit economics, and
•multiple levers for sustained profitable growth.
As a result, we believe we can integrate new customer offerings from large adjacent markets that logically link back to our smart home platform, compounding the value that we already deliver to our approximately 1.9 million customers. With the large number of devices we have installed per home, we own a rich first-party data environment that helps us not only protect our customers, but also improve the efficiency of their homes and increase their peace of mind. We believe our unique focus on the importance of owning the entire technology stack, coupled with an end-to-end distribution model, leads to an exceptional customer experience. By continuously enhancing our platform, we can improve our customers’ experience wherever they interact with it. We believe that as our customers’ satisfaction increases, it creates multiple potential opportunities for sustained profitable growth for years to come.

Our integrated Smart Home business model generates subscription-based, high-margin recurring revenue from subscribers who sign up for our smart home services. More than 95% of our revenue is recurring, which provides long-term visibility and predictability to our business. Despite the many uncertainties pertaining to the COVID-19 pandemic, our recurring revenue model has proven resilient.
For 2021, some key metrics of our business included:
•Total Subscribers — As of December 31, 2021 and 2020, we had approximately 1.9 million and 1.7 million subscribers, respectively, representing year-over-year growth of 9.4%.
•Revenues — In 2021 and 2020, we generated revenue of approximately $1.5 billion and $1.3 billion, respectively, representing a year-over-year increase of 18%.
•Net Loss — In 2021 and 2020 we had a net loss of $305.6 million and $603.3 million, respectively.1
•Adjusted EBITDA — In 2021 and 2020, we generated Adjusted EBITDA of approximately $669.1 million and $578.8 million, respectively, representing a year-over-year increase of over 16%.1
COVID-19 update
In December 2019, COVID-19 was first reported and on March 11, 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic.
Operational update. During 2020, we implemented a number of operational changes to continue to provide the same level of service our customers have come to rely on, while caring for the well-being of our customers and employees. These changes included transitioning our customer care professionals and corporate employees to work-from-home environments while maintaining our geographically dispersed central monitoring stations to provide 24/7 professional monitoring services for all emergencies, performing operating and safety procedures based on the latest CDC guidelines, providing paid time off for any employee who has contracted COVID-19 or is required to be quarantined by a public health authority and encouraging our employees to receive COVID-19 vaccinations by offering incentives to customer facing employees and by providing vaccines at our onsite clinic located at our Provo, Utah headquarters. We have also developed a plan for employees to return to the office once our management determines that it is safe to do so, utilizing a hybrid model in which employees split their time between working from the office and from home.
The United States has experienced multiple spikes in new COVID-19 cases since the beginning of the pandemic, most recently as a result of the Omicron variant. The full impact of the pandemic on our business and results of operations will depend on the ultimate duration of the pandemic as well as the severity of the current and any future resurgences in COVID-19 cases. While we did not experience a significant adverse financial impact from the COVID-19 pandemic in 2020 or 2021, our business could be adversely impacted in the future if the COVID-19 pandemic continues for an extended period of time and regions of the country are forced to roll back plans for reopening their economies.
Financial update. Although the COVID-19 pandemic did not have a material impact on our results of operations for 2020 or 2021, as discussed above, with respect to the operational challenges posed by the pandemic the broader implications of COVID-19 on our future results of operations and overall financial performance remain uncertain. Depending on the breadth and duration of the ongoing outbreak or new variants of the virus, which we are not currently able to predict, the adverse impact could be material. Our future business could be adversely affected by COVID-19, including our ability to maintain compliance with our debt covenants, due to the following:
•Our ability to generate new subscribers, particularly in our direct-to-home sales channel.
•The impact of the pandemic and actions taken in response thereto on global and regional economies and economic activity, including the duration and magnitude of increased inflation rates and the associated impact on consumer discretionary spending.
•Ability to obtain the equipment necessary to generate new subscriber accounts or service our existing subscriber base, due to potential supply chain disruption. For example, although it has not yet had a significant impact on our business, some technology companies are facing shortages of certain components used in our Products, which if prolonged could impact our ability to obtain the equipment needed to support our operations and would likely increase Product costs. Such shortages are requiring us to purchase components on the spot market at elevated prices and utilize expedited shipping methods to maintain adequate supply, which result in increased costs for the components and equipment.
1 See the section titled “Key Performance Measures—Adjusted EBITDA” for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

•Limitations on our ability to enter our customer’s homes to perform installs or equipment repairs.
•Inefficiencies and potential incremental costs resulting from the requirement for many of our employees to work from home.
•Ability to attract and retain employees due to labor shortages, along with wage inflation resulting from these labor shortages.
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
Key Factors Affecting Operating Results

Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our ability to grow our subscriber base in a cost-effective manner, expand our Product and Service offerings to generate increased revenue per user, provide high quality Products and subscriber service, including adjacent products and services, to maximize subscriber lifetime value and improve the leverage of our business model.
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
The net upfront cost of adding subscribers is a key factor impacting our ability to scale and our operating cash flows. Vivint Flex Pay, which became our primary equipment financing model in early 2017, has significantly improved our cash flows associated with originating New Subscribers. Prior to Vivint Flex Pay, we recovered the cost of equipment installed in subscribers’ homes over time through their monthly service billings. We generally offer to a limited number of customers who are not eligible for the CFP, or do not choose to Pay-in-Full at the time of origination, but who qualify under our underwriting criteria, the option to enter into a RIC directly with us, which we fund through our balance sheet. Under Vivint Flex Pay, we've experienced the following financing mix for New Subscribers:

	Year ended December 31,
	2021	2020	2019
New Subscribers (U.S. only):
Financed through CFP	74%	75%	71%
Paid-in-Full (ACH, credit or debit card)	24%	22%	18%
Purchased through RICs	2%	3%	11%

This shift in financing from RICs to the CFP has significantly reduced our Net Subscriber Acquisition Cost per New Subscriber, as well as the cash required to acquire New Subscribers. Our Net Subscriber Acquisition Cost per New Subscriber has decreased from $1,018 as of December 31, 2019 to $58 as of December 31, 2021, a reduction of approximately 94%. Going forward, we expect the percentage of subscriber contracts financed through RICs to remain a very small percentage of our financing mix. We will also continue to explore ways of growing our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.
Existing subscribers are also able to use Vivint Flex Pay to upgrade their systems or to add new Products, which we believe further increases subscriber lifetime value. This positively impacts our operating performance, and we anticipate that adding new financing options to the CFP will generate additional opportunities for revenue growth and a subsequent increase in subscriber lifetime value.

We seek to increase our average monthly revenue per user, or AMRRU, by continually innovating and offering new smart home solutions that further leverage the investments made to date in our existing platform and sales channels. Since 2010, we have successfully expanded our smart home platform, which has allowed us to generate higher AMRRU and in turn realize higher smart home device revenue from new subscribers for these additional offerings. For example, the introduction of our proprietary Vivint Smart Hub, Vivint SkyControl Panel, Vivint Doorbell Camera Pro, Vivint Indoor Camera, Vivint Outdoor Camera Pro, and Vivint Smart Thermostat has expanded our smart home platform. We believe that growing our AMRRU will improve our operating results and operating cash flows over time. Our ability to improve our operating results and cash flows, however, is subject to a number of risks and uncertainties as described in greater detail elsewhere in this filing and there can be no assurance that we will achieve such improvements. To the extent that we do not scale our business efficiently, we will continue to incur losses and require a significant amount of cash to fund our operations, which in turn could have a material adverse effect on our business, cash flows, operating results and financial condition.
Our ability to retain our subscribers also has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is approximately 106 months (or approximately nine years) as of December 31, 2021. If our expected long-term annualized attrition rate increased by 1% to 12.3%, Average Subscriber Lifetime would decrease to approximately 98 months. Conversely, if our expected attrition decreased by 1% to 10.3%, our Average Subscriber Lifetime would increase to approximately 117 months. Our ability to increase overall revenue growth and extend our Average Subscriber Lifetime depends, in part, on our ability to successfully expand into new adjacent products and services, such as smart energy and smart insurance. This success is dependent on our ability to scale these adjacent businesses in a cost-effective manner and integrate them into our existing smart home platform, where appropriate.
The operating margins from smart energy and smart insurance are lower than for our smart home business. Therefore, while we expect total Adjusted EBITDA dollars to increase as a result of smart energy and smart insurance, they will reduce our overall Adjusted EBITDA Margin percentage.
Our ability to service our existing customer base in a cost-effective manner, while minimizing customer attrition, also has a significant impact on our financial results and operating cash flows. Critical to managing the cost of servicing our subscribers is limiting the number of calls into our customer care call centers, and in turn, limiting the number of calls requiring the deployment of a Smart Home Pro to the customer’s home to resolve the issue. We believe that our proprietary end-to-end solution allows us to proactively manage the costs to service our customers by directly controlling the design, interoperability and quality of our Products. It also provides us the ability to identify and resolve potential product issues through remote software or firmware updates, typically before the customer is even aware of an issue. Through continued focus in these areas, our Net Service Cost per Subscriber has decreased from $13.73 to $10.41 for the years ended December 31, 2019 and December 31, 2021, respectively, a decrease of 24%, while effectively managing subscriber attrition.
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
The table below presents our smart home and security subscriber data for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
Beginning balance of subscribers	1,695,498	1,552,541	1,444,822
New subscribers	360,509	343,434	316,403
Attritted subscribers	(200,866)	(200,477)	(208,684)
Ending balance of subscribers	1,855,141	1,695,498	1,552,541
Monthly average subscribers	1,776,794	1,616,311	1,502,310
Attrition rate	11.3%	12.4%	13.9%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended December 31, 2021 includes the effect of the 2016 60-month and 2017 42-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended December 31, 2020 includes the effect of the 2015 60-month and 2016 42-month contracts reaching the end of their initial contract term.
Sales and Marketing Efficiency
As discussed above, our continued ability to attract and sign new subscribers in a cost-effective manner will be a key determinant of our future operating performance. Because our direct-to-home and national inside sales channels are currently our primary means of subscriber acquisition, we have invested heavily in scaling these channels. Our sales representatives generally become more productive as they gain more experience. As a result, the tenure mix among our sales teams, and our ability to retain experienced sales representatives, impacts our level of new subscriber acquisitions and overall operating success. The continued productivity of our sales teams is instrumental to our subscriber growth and vital to our future success.
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
Expand Monetization of Platform and Related Services
To date, we have made significant investments in our smart home platform and the development of our organization, and expect to leverage these investments to continue expanding the breadth and depth of our Product and Service offerings over time, including integration with third party products and expanding into adjacent products and services to drive future revenue. As smart home technology develops, we will continue expanding these offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home Products, experiences and use cases. As a result of our investments to date, we have approximately 1.9 million active customers on our smart home platform. We intend to continue developing this platform to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 26 million connected devices as of December 31, 2021.
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
Any new Products, Services, or features we add to our ecosystem creates an opportunity to generate revenue, either through sales to our existing subscribers or through the acquisition of New Subscribers. Furthermore, we believe that by vertically integrating the development and design of our Products and Services with our existing sales and subscriber service activities allows us to quickly respond to market needs, and better understand our subscribers’ interactions and engagement with our Products and Services. This provides critical data that we expect will enable us to continue improving the power, usability and intelligence of these Products and Services. As a result, we anticipate that continuing to invest in technologies that make our platform more engaging for subscribers, and by offering a broader range of smart home experiences and adjacent in-home services such as smart insurance and smart energy, will allow us to grow revenue and further monetize our subscriber base, because it improves our ability to offer tailored service packages to subscribers with different needs.
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

Total Monthly Recurring Revenue
Total monthly recurring revenue, or Total MRR, is the average smart home and security total monthly recurring revenue recognized during the period. These revenues exclude non-recurring revenues that are recognized at the time of sale.
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
Average Subscriber Lifetime
Average subscriber lifetime, in number of months, is 100% divided by our expected long-term annualized attrition rate multiplied by 12 months.
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
Net Loss Margin
Net Loss Margin is net loss as a percentage of total revenues for the period.
Adjusted EBITDA Margin
Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of total revenues for the period.
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
The revenue related to our smart energy business is primarily from commissions received by operating as a sales dealer for third-party residential solar installers. We invoice the solar installer, and recognize the associated revenue, at the time the solar installation is complete.
Although we expect revenue from our smart insurance to continue to grow, to date, revenue from this business has been immaterial to our overall revenue.

Total Costs and Expenses
Operating Expenses
Operating expenses primarily consists of labor associated with monitoring and servicing subscribers, costs associated with Products used in service repairs, stock-based compensation and housing for our Smart Home Pros who perform subscriber installations. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to Products removed from subscribers' homes. In addition, a portion of general and administrative expenses, primarily comprised of certain human resources, facilities and information technology costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our full-time Smart Home Pros perform most subscriber installations related to customer moves, customer upgrades or those generated through our national inside sales channels, the costs incurred within field service associated with these installations are allocated to capitalized contract costs. We generally expect our operating expenses to increase in absolute dollars as the total number of subscribers we service continues to grow, but to remain relatively constant in the near to intermediate term as a percentage of our revenue.
Selling Expenses
Selling expenses are primarily comprised of costs associated with housing for our Smart Home Pros sales representatives, advertising and lead generation, marketing and recruiting, sales commissions related to our smart energy and smart insurance businesses, certain portions of sales commissions associated with our direct-to-home sales channel (residuals), stock-based compensation, overhead (including allocation of certain general and administrative expenses as discussed above) and other costs not directly tied to a specific subscriber origination. These costs are expensed as incurred. We generally expect our selling expenses to increase in the near to intermediate term, both in absolute dollars and as a percentage of our revenue, resulting from increases in the total number of subscriber originations.
General and Administrative Expenses
General and administrative expenses consist largely of research and development, or R&D, finance, legal, information technology, human resources, facilities and executive management expenses, including stock-based compensation expense. Stock-based compensation expense is recorded within various components of our costs and expenses. General and administrative expenses also include the provision for doubtful accounts. We allocate between one-fourth and one-third of our gross general and administrative expenses, excluding stock-based compensation and the provision for doubtful accounts, into operating and selling expenses in order to reflect the overall costs of those components of the business. We generally expect our general and administrative expenses to remain relatively flat in the near to intermediate term in absolute dollars, but decrease as a percentage of our revenues, resulting from economies of scale as we grow our business.

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
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, deferred revenue, Consumer Financing Program, retail installment contract receivables, capitalized contract costs, and loss contingencies have the greatest potential impact on our consolidated financial statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 3 to the accompanying audited consolidated financial statements.
Revenue Recognition
We offer our customers smart home services combining Products, including our proprietary Vivint smart hub control panel, door and window sensors, door locks, cameras and smoke alarms; installation; and a proprietary backend cloud platform software and Services. These together create an integrated system that allows our customers to monitor, control and protect their home. Our customers are buying this integrated system that provides them with these smart home services. The number and type of Products purchased by a customer depends on their desired functionality. Because the Products and Services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the smart home services, we have concluded that installed Products, related installation and Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation. Revenues for this single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term, which is the period in which the parties to the contract have enforceable rights and obligations. We have determined that certain contracts that do not require a long-term commitment for monitoring services by the customer contain a material right to renew the contract, because the customer does not have to purchase Products upon renewal. Proceeds allocated to the material right are recognized over the period of benefit, which is generally three years.
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
Beginning in late 2020, we began operating as a third-party dealer for residential solar installers in several states throughout the U.S., whereby we earn a commission from the installer for selling their solar services. Because we have no further performance obligations once the installation is complete, we recognize the commissions we receive as revenue at that time.
To date, revenues from our Smart Insurance business have been immaterial to our overall financial results.
Consumer Financing Program
Vivint Flex Pay became our primary equipment financing model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through our CFP, (2) we generally offer to a limited number of customers not eligible for the CFP, but who qualify under our underwriting criteria, the option to enter into a RIC directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract either by paying the full amount at that time via check, ACH, credit or debit card or by obtaining short-term financing (generally no more than six month installment terms) through us.
Although customers pay separately for Products and Services under the Vivint Flex Pay plan, we have determined that the sale of Products and Services are one single performance obligation. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. For RICs, gross deferred revenues are reduced by imputed interest and estimated write-offs. For Products financed through the CFP, gross deferred revenues are reduced by (i) any fees or estimated credit losses the Financing Provider is contractually entitled to receive at the time of loan origination, and (ii) the present value of expected future payments due to Financing Providers.
Under the CFP, qualified customers are eligible for Loans originated by Financing Providers of between $150 and $6,000. The terms of most Loans are determined based on the customer’s credit quality. The annual percentage rates on these loans is either 0% or 9.99%, depending on the customer's credit quality, and the Loans are issued on either an installment or revolving basis with repayment terms ranging from with a 6- to 60-months.
For certain Financing Provider Loans:

•We pay a monthly fee based on either the average daily outstanding balance of the installment loans, or the number of outstanding Loans.
•We incur fees at the time of the Loan origination and receive proceeds that are net of these fees.
•We also share liability for credit losses, with us being responsible for between 2.6% and 100% of lost principal balances.
•We are responsible for reimbursing certain Financing Providers for merchant transaction fees and other fees associated with the Loans.
Because of the nature of these provisions, we record a derivative liability that is not designated as a hedging instrument and is adjusted to fair value, measured using the present value of the estimated future payments when the Financing Provider originates Loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services.
The derivative positions are valued using a discounted cash flow model, with inputs consisting of available market data, such as market yield discount rates, as well as unobservable internally derived assumptions, such as collateral prepayment rates, collateral default rates and loss severity rates. These derivatives are priced quarterly using a credit valuation adjustment methodology. In summary, the fair value represents an estimate of the present value of the cash flows we will be obligated to pay to the Financing Provider for each component of the derivative.
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
See Note 11 to the accompanying audited consolidated financial statements for further information on our CFP derivative arrangement
Retail Installment Contract Receivables
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
When we determine that there are RIC receivables that have become uncollectible, we record an adjustment to the allowance and reduce the related note receivable balance. On a regular basis, we also reassess the expected remaining cash flows, based on historical RIC write-off trends, current market conditions and both Company and third-party forecast data. If we determine there is a change in expected remaining cash flows, the total amount of this change for all RICs is recorded in the current period to the provision for credit losses, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
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
Recent Accounting Pronouncements
See Note 3 to our accompanying audited Consolidated Financial Statements.

Basis of Presentation
We conduct business through one operating segment, Vivint, and primarily operate in two geographic regions: The United States and Canada. See Note 18 in the accompanying consolidated financial statements for more information about our geographic regions.

Results of operations

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Total revenues	$1,479,388	$1,252,267	$1,151,100
Total costs and expenses	1,633,626	1,514,325	1,298,157
Loss from operations	(154,238)	(262,058)	(147,057)
Other expenses	148,843	340,190	252,326
Loss before taxes	(303,081)	(602,248)	(399,383)
Income tax expense	2,471	1,083	1,313
Net loss	$(305,552)	$(603,331)	$(400,696)

Key performance measures

	Year ended December 31,
	2021	2020	2019
Total Subscribers (in thousands)	1,855.1	1,695.5	1,552.5
Total MSR (in thousands)	$86,652	$82,989	$79,858
AMSRU	$46.71	$48.95	$51.44
Net subscriber acquisition costs per new subscriber	$58	$139	$1,018
Net service cost per subscriber	$10.41	$10.54	$13.73
Net service margin	78%	79%	74%
Average subscriber lifetime (months)	106	92	92
Total MRR (in thousands)	$118,285	$103,968	$96,686
AMRRU	$66.32	$64.09	$64.17

Adjusted EBITDA

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in millions):

	Year ended December 31,
	2021	2020	2019
Net loss	$(305.6)	$(603.3)	$(400.7)
Interest expense, net	184.5	220.5	260.0
Income tax expense, net	2.5	1.1	1.2
Depreciation	16.5	20.2	25.5
Amortization (1)	585.0	550.6	518.1
Stock-based compensation (2)	166.4	198.2	3.8
Consumer financing fees (3)	43.6	27.7	16.8
Restructuring expenses (4)	—	20.9	—
CEO transition (5)	11.8	—	—
Loss contingency (6)	—	23.2	—
Change in fair value of warrant derivative liabilities (7)	(50.1)	109.3	—
Other expense (income), net (8)	14.5	10.4	(7.7)
Adjusted EBITDA	$669.1	$578.8	$417.0
Net Loss Margin	(21)%	(48)%	(35)%
Adjusted EBITDA Margin	45%	46%	36%
____________________

(1)Excludes loan amortization costs that are included in interest expense.
(2)Reflects non-cash compensation costs related to employee and director stock incentive plans.

(3)Reflects the reduction to revenue related to the amortization of certain financing fees incurred under the Vivint Flex Pay program.
(4)Employee severance and termination benefits expenses associated with restructuring plans.
(5)Hiring and severance expenses associated with CEO transition in June 2021.
(6)Reflects an increase to the loss contingency accrual relating to the regulatory matters described in Note 15 to the accompanying consolidated financial statements.
(7)Reflects the change in fair value of our derivative liability associated with our public warrants and private placement warrants.
(8)Primarily consists of changes in our derivative instruments, foreign currency exchange and other gains and losses associated with financing and other transactions.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Revenues
The following table provides our revenue for the years ended December 31, 2021 and 2020:

	2021	2020	% Change
	(in thousands)
Recurring and other revenue	$1,479,388	$1,252,267	18%
Recurring and other revenue increased $227.1 million, or 18% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily a result of:
•$128.9 million increase resulting from the change in Total Subscribers of approximately 9%;
•$55.3 million in non-recurring revenues primarily from our smart energy initiative, and to a lesser extent our smart insurance and other pilot initiatives;
•$39.2 million increase from the change in AMRRU; and
•$3.7 million positive impact from foreign currency translation as computed on a constant currency basis.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the years ended December 31, 2021 and 2020:

	2021	2020	% Change
	(in thousands)
Operating expenses	$384,365	$352,343	9%
Selling expenses	379,497	302,287	26%
General and administrative	268,312	267,923	—%
Depreciation and amortization	601,452	570,831	5%
Restructuring and asset impairment charges	—	20,941	NM
Total costs and expenses	$1,633,626	$1,514,325	8%

Not Meaningful (“NM”)
 Operating expenses for the year ended December 31, 2021 increased $32.0 million, or 9%, as compared to the year ended December 31, 2020. This increase was partially offset by a $3.6 million decrease in stock-based compensation. Excluding stock-based compensation, operating expenses increased by $35.6 million, or 10%, primarily due to increases to support our subscriber growth of:
•$15.9 million in personnel and related support costs, primarily related to increases in cellular network module upgrades,
•$6.3 million in information technology costs;
•$4.9 million in expensed equipment costs, primarily related to cellular network module upgrades;

•$2.8 million in customer support costs, comprised primarily of a $12.4 million increase in third-party contracted services, offset by a $9.1 million reduction in personnel related costs;
•$2.5 million in payment processing fees;
•$1.4 million in travel, fuel and vehicle related costs; and
•$1.4 million in facility related costs.
Selling expenses, excluding capitalized contract costs, increased $77.2 million, or 26%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase included a $1.6 million increase in stock-based compensation. Excluding stock-based compensation, selling expenses increased by $75.6 million, or 27%, primarily due to increases of:
•$52.2 million in commissions, recruiting and other costs associated primarily from the scaling of our smart energy initiative and to a lesser extent our smart insurance and other pilot initiatives;
•$11.0 million increase in marketing costs associated with branding and lead generation costs;
•$5.5 million in third-party contracted services;
•$4.6 million in personnel and related support costs;
•$3.2 million in facility and housing costs; and
•$2.9 million in information technology costs.
These were partially offset by a decrease of $5.6 million in costs associated with our retail channel and other sales pilots.
General and administrative expenses increased $0.4 million, or 0%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was partially offset by a $29.8 million decrease in stock-based compensation. Excluding stock-based compensation, general and administrative expenses increased by $30.2 million, or 16%, primarily due to increases of:
•$18.4 million in personnel and related support costs, which includes a $7.0 million sign-on bonus paid to our new CEO in 2021;
•$11.0 million in severance related expenses primarily from the departure of certain corporate executives;
•$9.4 million in legal and finance contracted service costs;
•$3.4 million in marketing costs primarily related to costs associated with building brand awareness;
•$2.8 million in certain insurance related costs; and
•$1.5 million in research and development costs.
These were offset by decreases of:
•$15.7 million in the loss contingency accrual recorded in the year ended December 31, 2020 relating primarily to regulatory matters described in Note 15 to the accompanying consolidated financial statements; and
•$1.2 million in bad debt expenses.
Depreciation and amortization for the year ended December 31, 2021 increased $30.6 million, or 5%, as compared to the year ended December 31, 2020 primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the year ended December 31, 2020 related to employee severance and termination benefits expenses (See Note 12 to the accompanying consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2021 and 2020:

	2021	2020	% Change
	(in thousands)
Interest expense	$184,993	$221,175	(16)%
Interest income	(532)	(708)	NM
Change in fair value of warrant liabilities	(50,107)	109,250	NM
Other loss, net	14,489	10,473	NM
Total other expenses, net	$148,843	$340,190	(56)%

Interest expense decreased $36.2 million, or 16%, for the year ended December 31, 2021, as compared with the year ended December 31, 2020, primarily due to lower outstanding debt principal and interest rates associated with the July 2021 debt refinance (See Note 6 to the accompanying consolidated financial statements).
Change in fair value of warrant liabilities for the year ended December 31, 2021 and 2020 represents the change in fair value measurements of our outstanding stock warrants.
Other loss, net represented a loss of $14.5 million for the year ended December 31, 2021, as compared to a loss of $10.5 million for the year ended December 31, 2020. The other loss during the year ended December 31, 2021 was primarily due to:
•$30.2 million from losses on debt modification and extinguishment; and
•$14.7 million gain on our CFP derivative instrument, which partially offset these losses.
The other loss during the year ended December 31, 2020 was primarily due to:
•$12.7 million from losses on debt modification and extinguishment;
•$1.0 million loss on sales of assets primarily associated with the sale of the corporate jet; and
•$4.1 million gain on our CFP derivative instrument, which partially offset these losses.
See Note 6 to our accompanying consolidated financial statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense (benefit) for the years ended December 31, 2021 and 2020:

	2021	2020	% Change
	(in thousands)
Income tax expense	$2,471	$1,083	128%
Income tax expense was $2.5 million for the year ended December 31, 2021, as compared to $1.1 million for the year ended December 31, 2020. Our tax expense and benefit for the years ended December 31, 2021 and 2020, respectively, resulted primarily from the income in our Canadian subsidiary and U.S. state taxes where use of a net operating loss carryover is currently limited or suspended.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Revenues
The following table provides the significant components of our revenue for the years ended December 31, 2020 and 2019:

	2020	2019	% Change
	(in thousands)
Recurring and other revenue	$1,252,267	$1,151,100	9%
Recurring and other revenue increased $101.2 million, or 9% for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily a result of:
•$91.6 million increase resulting from the change in Total Subscribers of approximately 9.2%;
•$9.1 million adjustment to reduce recurring and other revenue during the year ended December 31, 2019 associated with a change in accounting estimate related to RIC receivables associated primarily with subscribers originated in 2017 and 2018 (see Note 5 in the accompanying consolidated financial statements); and
•$4.7 million increase for sales from certain pilot programs.
These were partially offset by decreases of:
•$2.8 million resulting from the spin-off of our wireless internet business in July 2019 (see Note 12 in the accompanying consolidated financial statements for further information on the Wireless spin-off);
•$0.7 million decrease from the change in AMRRU; and
•$0.7 million negative affect from currency translation when computed on a constant foreign currency basis.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the years ended December 31, 2020 and 2019:

	2020	2019	% Change
	(in thousands)
Operating expenses	$352,343	$369,285	(5)%
Selling expenses	302,287	191,800	58%
General and administrative	267,923	193,480	38%
Depreciation and amortization	570,831	543,592	5%
Restructuring and asset impairment charges	20,941	—	NM
Total costs and expenses	$1,514,325	$1,298,157	17%
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
Selling expenses, excluding capitalized contract costs, increased $110.5 million, or 58%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase included a $101.1 million increase in stock-based compensation primarily associated with grants of equity awards in 2020 and vesting of rollover equity awards. Excluding stock-based compensation, selling expenses increased by $9.4 million, or 4%, primarily due to increases of:
•$14.1 million increase in marketing costs associated with branding and lead generation costs;
•$3.6 million in information technology costs; and
•$2.2 million in personnel and related support costs.
These were partially offset by decreases of:
•$8.6 million in costs associated with our retail channel and other sales pilots; and
•$1.8 million in facility and housing costs.
General and administrative expenses increased $74.4 million, or 38%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase included a $73.0 million increase in stock-based compensation primarily associated with grants of equity awards in 2020 and vesting of rollover equity awards. Excluding stock-based compensation, general and administrative expenses increased by $1.4 million, or 1%, primarily due to increases of:
•$24.4 million in the loss contingency accrual recorded in the year ended December 31, 2020 relating primarily to regulatory matters described in Note 15 to the accompanying consolidated financial statements; and
•$2.4 million in legal and finance contracted service costs.
These were offset by decreases of:
•$14.8 million in personnel and related support costs, due primarily to the organizational restructuring in March 2020 and lower benefits and travel costs related to COVID-19;
•$5.3 million in costs associated with our former wireless internet business which was spun out in July 2019;

•$3.5 million in bad debt expenses; and
•$1.6 million in research and development costs.
Depreciation and amortization for the year ended December 31, 2020 increased $27.2 million, or 5%, as compared to the year ended December 31, 2019 primarily due to increased amortization of capitalized contract costs related to new subscribers.
Restructuring expenses for the year ended December 31, 2020 related to employee severance and termination benefits expenses (See Note 12 to the accompanying consolidated financial statements).
Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2020 and 2019:

	2020	2019	% Change
	(in thousands)
Interest expense	$221,175	$260,014	(15)%
Interest income	(708)	(23)	NM
Change in fair value of warrant liabilities	109,250	—	NM
Other income, net	10,473	(7,665)	NM
Total other expenses, net	$340,190	$252,326	35%
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
See Note 6 to our accompanying consolidated financial statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense for the years ended December 31, 2020 and 2019:

	2020	2019	% Change
	(in thousands)
Income tax expense	$1,083	$1,313	NM
Income tax expense was $1.1 million for the year ended December 31, 2020, as compared to $1.3 million for the year ended December 31, 2019. Our tax expense and benefit for the years ended December 31, 2020 and 2019, respectively, resulted primarily from the income in our Canadian subsidiary, U.S. minimum state taxes where use of a net operating loss carryover is currently limited or suspended, and the partial release of the domestic valuation allowance in 2019 associated with certain acquisitions.

Liquidity and Capital Resources
Cash from operations may be affected by various risks and uncertainties, including, but not limited to, the continued effects of the COVID-19 pandemic and other risks detailed in the Risk Factors section of this Annual Report on Form 10-K for the year ended December 31, 2021. Despite the challenging economic environment caused by the pandemic, based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this filing.
Our primary source of liquidity has historically been cash from operations, proceeds from issuances of debt securities, borrowings under our credit facilities and, to a lesser extent, capital contributions and issuances of equity. As of December 31, 2021, we had $208.5 million of cash and cash equivalents and $356.0 million of availability under our revolving credit facility (after giving effect to $14.0 million of letters of credit outstanding and no borrowings).
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
Cash Flow and Liquidity Analysis
Our cash flows provided by operating activities include recurring monthly billings, cash received from the sale of Products to our customers that either pay-in-full at the time of installation or finance their purchase of Products under the CFP, commissions we receive related to our smart energy and smart insurance businesses and other fees received from the customers we service. Cash used in operating activities includes the cash costs to monitor and service our subscribers, a portion of subscriber acquisition costs, interest associated with our debt, general and administrative costs and smart energy and smart insurance commissions paid to our sales staff. Historically, we financed subscriber acquisition costs through our operating cash flows, the issuance of debt, and to a lesser extent, through the issuance of equity. Currently, the upfront proceeds from the CFP, and subscribers that pay-in-full at the time of the sale of Products, offset a significant portion of the upfront investment associated with subscriber acquisition costs.
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

The following table provides a summary of cash flow data (in thousands):

	Year ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$82,454	$226,664	$(221,592)
Net cash used in investing activities	(17,481)	(11,663)	(5,612)
Net cash (used in) provided by financing activities	(170,216)	94,112	218,914

Cash Flows from Operating Activities
We generally reinvest the cash flows from our recurring monthly billings and cash received from the sale of Products through the Vivint Flex Pay Program associated with the initial installation of the customer's equipment, primarily to (1) maintain and grow our subscriber base, (2) expand our infrastructure to support this growth, (3) enhance our existing Smart Home Service offerings, (4) develop new Smart Home Product and Service offerings and (5) expand into new sales channels and adjacent offerings. These investments are focused on generating new subscribers, increasing the revenue from our existing subscriber base, extending our Average Subscriber Lifetime, enhancing the overall quality of service provided to our subscribers, and increasing the productivity and efficiency of our workforce and back-office functions necessary to scale our business.
For the year ended December 31, 2021, net cash provided by operating activities was $82.5 million. This cash provided was primarily from a net loss of $305.6 million, adjusted for:
•$770.8 million in non-cash amortization, depreciation, and stock-based compensation,
•a $50.1 million gain on warrant derivatives liabilities,
•a $31.3 million provision for doubtful accounts,
•a $0.3 million net loss on disposal of assets, and
•a $30.2 million loss on early extinguishment of debt.
Cash used in operating activities also resulted from changes in operating assets and liabilities, including:
•$611.5 million in additions to capitalized contract costs related to New Subscribers generated during the year,
•$30.7 million increase in additions to accounts receivable,
•$22.8 million decrease in accrued expenses and other liabilities due primarily from increases in accrued interest on our long-term debt and accrued payroll related costs,
•$8.1 million decrease in right-of-use operating lease liabilities,
•$5.1 million increase in prepaid expenses and other current assets, and
•$4.0 million increase in inventories on hand.
These uses of operating cash were partially offset by:
•$259.1 million increase in deferred revenue due to the increased subscriber base and the increase of deferred revenues associated with Product sales under Vivint Flex Pay,
•$16.3 million decrease in other assets primarily due to decreases in notes receivables associated with RICs,
•$6.9 million decrease in right-of-use operating assets.
For the year ended December 31, 2020, net cash provided by operating activities was $226.7 million. This cash provided was primarily from a net loss of $603.3 million, adjusted for:
•$773.0 million in non-cash amortization, depreciation, and stock-based compensation,
•a $109.3 million loss on warrant derivatives liabilities,
•a $23.8 million provision for doubtful accounts,
•a $2.6 million net loss on disposal of assets, and
•a $12.7 million loss on early extinguishment of debt.
Cash used in operating activities also resulted from changes in operating assets and liabilities, including:
•$584.2 million in additions to capitalized contract costs,
•$24.7 million increase in accounts receivable,
•$13.3 million decrease in right-of-use operating lease liabilities, and
•$2.3 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by:
•$304.4 million increase in deferred revenue due to the increased subscriber base and the increase of deferred revenues associated with Product sales under Vivint Flex Pay,
•$156.8 million increase in accrued expenses and other liabilities due primarily from increases in accrued interest on our long-term debt and accrued payroll related costs,
•$29.0 million decrease in other assets primarily due to decreases in notes receivables associated with RICs,
•$17.3 million decrease in inventories on hand, and

•$12.4 million decrease in right-of-use operating assets.
For the year ended December 31, 2019, net cash used in operating activities was $221.6 million. This cash used was primarily from a net loss of $400.7 million, adjusted for:
•$552.5 million in non-cash amortization, depreciation, and stock-based compensation,
•a $25.0 million provision for doubtful accounts,
•a $1.1 million net gain on disposal of assets,
•a $2.3 million realized gain on equity securities, and
•a $0.8 million loss on early extinguishment of debt.
Cash used in operating activities also resulted from changes in operating assets and liabilities, including:
•a $535.1 million in additions to capitalized contract costs,
•$34.5 million increase in accounts receivable driven primarily by the increase in billed RIC receivables,
•$8.1 million decrease in right-of-use operating lease liabilities,
•a $14.0 million increase in inventories on hand, and
•a $0.8 million increase in prepaid expenses and other current assets.
These uses of operating cash were partially offset by:
•a $133.5 million increase in deferred revenue due to the increased subscriber base and the increase of deferred revenues associated with Product sales under Vivint Flex Pay,
•a $22.3 million decrease in other assets primarily due to decreases in notes receivables associated with RICs,
•a $24.9 million increase in accrued expenses and other liabilities due primarily from increases in accrued interest on our long-term debt and accrued payroll related costs,
•$7.3 million decrease in right-of-use operating assets, and
•a $5.6 million increase in accounts payable due primarily to non-direct third-party services.
Our outstanding aggregate principal debt as of December 31, 2021 was approximately $2.7 billion. Net cash interest paid for the years ended December 31, 2021, 2020 and 2019 related to our indebtedness (excluding finance leases) totaled $170.7 million, $212.6 million and $250.4 million, respectively. Our net cash from operating activities for the years ended December 31, 2021, 2020 and 2019, before these interest payments, were inflows of $253.2 million, $439.3 million and $28.8 million, respectively. Accordingly, our net cash from operating activities were sufficient for the years ended December 31, 2021 and 2020 and insufficient for the year ended December 31, 2019 to cover such interest payments. For additional information regarding our outstanding indebtedness see “—Long-Term Debt” below.
Cash Flows from Investing Activities
Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the year ended December 31, 2021, net cash used in investing activities was $17.5 million, primarily from capital expenditures of $17.3 million.
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

For the year ended December 31, 2021, net cash used in financing activities was $170.2 million. Repayments of outstanding debt consisted of $946.3 million, $677.0 million, $400.0 million and $225.0 million aggregate principal amounts of term loans, 2022 Notes, 2023 Notes and 2024 Notes, respectively. Additionally, we incurred $50.2 million in related debt financing costs, $29.4 million for taxes paid related to net share settlements of stock-based compensation awards and $3.2 million of repayments under our finance lease obligations. These cash uses were offset by proceeds from the issuance of $800.0 million aggregate principal amount of 2029 Notes, $1,350.0 million in borrowings under Term Loan Facility and $10.8 million from the exercise of warrants.
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
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of December 31, 2021, we had $2,746.6 million of aggregate principal total debt outstanding, consisting of $800.0 million of outstanding 2029 notes, $600.0 million of outstanding 2027 notes and $1,346.6 million of outstanding Term Loan with $356.0 million of availability under our revolving credit facility (after giving effect to $14.0 million of outstanding letters of credit and no borrowings).
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
2027 Notes
As of December 31, 2021, APX had $600.0 million outstanding aggregate principal amount of its 2027 notes. As of December 31, 2021, our maximum commitment for interest payments was $161.4 million for the remaining duration of the 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year.
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
2029 Notes
As of December 31, 2021, APX had $800.0 million outstanding aggregate principal amount of its 2029 notes. As of December 31, 2021, our maximum commitment for interest payments was $368.9 million for the remaining duration of the 2029 notes. Interest on the 2029 notes is payable semiannually in arrears on January 15 and July 15 each year.
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
As of December 31, 2021, APX had outstanding term loans under the Term Loan Facility in an aggregate principal amount of $1,346.6 million. As of December 31, 2021, our maximum commitment for interest payments was $496.9 million for the remaining duration of the term loans under the Term Loan Facility. APX is required to make quarterly amortization payments under the Term Loan Facility in an amount equal to 0.25% of the aggregate principal amount of the Term Loans outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loans will be due and payable in full on July 9, 2028. APX may prepay the Term Loans on the terms specified in the Credit Agreement. No amortization payments are required under the Revolving Credit Facility.
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

There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2021 and December 31, 2020. As of December 31, 2021, we had $356.0 million of availability under our revolving credit facility (after giving effect to $14.0 million of letters of credit outstanding and no borrowings).

Guarantees and Security (Credit Agreement and Notes)
All of the obligations under the Credit Agreement and the debt agreements governing the Notes are guaranteed by APX Group Holdings, Inc., each of APX Group's existing and future material wholly owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications) and solely in the case of the Notes, Vivint Smart Home, Inc. However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the Revolving Credit Facility, the Term Loan Facility or the Company's other indebtedness.
The obligations under the Revolving Credit Facility, the Term Loans and the 2027 notes are secured by a security interest in (1) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the subsidiary guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, material fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (2) substantially all personal property of APX Group, Inc. and the subsidiary guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX Group, Inc. and the subsidiary guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX Group, Inc. and the subsidiary guarantors and (3) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.
Guarantor Summarized Financial Information
Vivint Smart Home, Inc. is the parent guarantor of APX Group’s obligations under the indentures governing the Notes. We are providing the following information with respect to the Revolving Credit Facility, the Term Loan Facility and the Notes. The financial information of Vivint Smart Home, Inc., APX Group Holdings, Inc., APX Group, Inc. and each guarantor subsidiary (collectively the “Guarantors”) is presented on a combined basis with intercompany balances and transactions between the Guarantors eliminated. The Guarantors' amounts due from, amounts due to, and transactions with non-guarantor subsidiaries are separately disclosed.

Year ended December 31, 2021
(in thousands)
Recurring and other revenues	$1,418,698
Intercompany revenues	20,454
Total revenues	1,439,152
Total costs and expenses	1,593,414
Loss from operations	(154,262)
Other expenses	149,154
Income tax expense	2,096
Net loss	$(305,512)

December 31, 2021
(in thousands)
Current assets	$330,680
Amounts due from Non-Guarantor Subsidiaries	283,319
Non-current assets:
Capitalized contract costs	1,375,031
Goodwill	810,130
Intangible assets, net	48,041
Other non-current assets	137,387
Total non-current assets	2,370,589

Current liabilities	858,616
Amounts due to Non-Guarantor Subsidiaries	253,208
Non-current liabilities	$3,642,698

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
The Credit Agreement and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2021, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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
Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Part I. Item 1A—Risk Factors”. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under the Revolving Credit Facility, incurring other indebtedness, additional equity or other financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.
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
The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

	Year ended December 31,
	2021	2020	2019
Net loss	$(305,552)	$(603,331)	$(400,696)
Interest expense, net	184,461	220,467	259,991
Non-capitalized subscriber acquisition costs (1)	343,138	268,541	273,835
Amortization of capitalized subscriber acquisition costs	524,980	481,213	437,437
Depreciation and amortization (2)	76,472	89,618	106,155
Other expense (income)	14,489	10,473	(7,665)
Non-cash compensation (3)	166,428	198,213	3,737
Restructuring and asset impairment charge (4)	—	20,941	—
Income tax expense	2,471	1,083	1,313
Change in fair value of warrant derivative liabilities (5)	(50,107)	109,250	—
Other adjustments (6)	93,958	95,293	58,029
Covenant Adjusted EBITDA	$1,050,738	$891,761	$732,136

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
(3)Reflects non-cash compensation costs related to employee and director stock and stock option plans. Excludes non-cash compensation costs included in non-capitalized subscriber acquisition costs.
(4)Restructuring employee severance and termination benefits expenses. (See Note 12 to the accompanying consolidated financial statements).
(5)Reflects the change in fair value of our derivative liability associated with our public warrants and private placement warrants.
(6)Other adjustments represent primarily the following items (in thousands):

	Year ended December 31,
	2021	2020	2019
Product development (a)	$16,550	$15,222	$18,772
Consumer financing fees (b)	43,573	27,591	16,547
Hiring and termination payments (c)	19,223	3,482	7,870
Certain legal and professional fees (d)	8,083	5,492	7,869
Monitoring fee (e)	5,747	8,077	5,605
Loss contingency (f)	—	23,200	—
Projected run-rate restructuring cost savings (g)	—	11,609	—
All other adjustments (h)	782	620	1,366
Total other adjustments	$93,958	$95,293	$58,029

(a)Costs related to the development of control panels, including associated software and peripheral devices.
(b)Reflects the reduction to revenue related to the amortization of certain financing fees incurred under the Vivint Flex Pay program.
(c)Expenses associated with retention bonus, relocation and severance payments to management.
(d)Legal and professional fees associated with strategic initiatives and financing transactions.
(e)Blackstone Management Partners L.L.C. monitoring fee (See Note 17 to the accompanying consolidated financial statements).
(f)Reflects an increase to the loss contingency accrual relating to the regulatory matters (See Note 15 to the accompanying consolidated financial statements).
(g)Projected run-rate savings related to March 2020 reduction-in-force.
(h)Other adjustments primarily reflect costs associated with various strategic, legal and financing activities.

Other Factors Affecting Liquidity and Capital Resources
Vivint Flex Pay. Vivint Flex Pay became our primary equipment financing model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for Products through the CFP. Under the CFP, qualified customers are eligible for Loans originated by Financing Providers of between $150 and $4,000. The terms of most loans are determined based on the customer’s credit quality. The annual percentage rates on these Loans is either 0% or 9.99%, depending on the customer’s credit quality, and are either installment or revolving loans with repayment terms ranging from 6- to 60-months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Consumer Financing Program” for further details.
For certain Financing Provider Loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding Loans, depending on the third-party financing provider. For certain Loans, we incur fees at the time of the Loan origination and receive proceeds that are net of these fees. Additionally, we share in the liability for credit losses depending on the credit quality of the customer, with our Company being responsible for between 2.6% to 100% of lost principal balances, depending on factors specified in the agreement with such provider. Because of the nature of these provisions, we record a derivative liability at its fair value when the Financing Provider originates Loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the Financing Provider by us related to outstanding Loans, including the monthly fees based on either the outstanding Loan balances or the number of outstanding Loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the Financing Provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Consolidated Statement of Operations. As of December 31, 2021 and 2020, the fair value of this derivative liability was $216.8 million and $227.9 million, respectively.
For other Financing Provider Loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue. We expect the number of Loans with this fee structure to increase in the future.
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36 to 48-month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of December 31, 2021, our total finance lease obligations were $4.3 million.
Operating Leases. We have operating lease commitments for corporate offices, warehouse facilities, research and development and other operating facilities and other operating assets. As of December 31, 2021 we had $63.7 million of total future operating lease payments.
Purchase Obligations. Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2021 the value of our material non-cancellable purchase obligations was $26.3 million.
Royalties. We have certain royalty commitments associated with the licensing of certain product offerings. These royalty expenses are generally based on a dollar amount per unit. These royalty expenses, which were recorded in our operating expenses in on our Consolidated Statements of Income, was approximately $22.7 million, $21.3 million and $20.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations include activities in the United States and Canada. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Interest Rate Risk
Our revolving credit facility and our term loan facility bear interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under these credit facilities. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. Assuming the borrowing of all amounts available under our revolving credit facility, if the 30-day LIBOR rate increases by 1% due to normal market conditions, our interest expense will increase by approximately $17.2 million per annum. We had no borrowings under the revolving credit facility as of December 31, 2021.
Foreign Currency Risk
We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on our results of our Canadian operations for the year ended December 31, 2021, if Canadian currency exchange rates had decreased 10% throughout the year, our revenues would have decreased by approximately $6.1 million, our total assets would have decreased by $33.8 million and our total liabilities would have decreased by $30.8 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the year ended December 31, 2021, before intercompany eliminations, approximately $60.7 million of our revenues, $337.7 million of our total assets and $307.8 million of our total liabilities were denominated in Canadian Dollars.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vivint Smart Home, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivint Smart Home, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022, expressed an unqualified opinion thereon.

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

Derivative Valuation
Description of the Matter
The Company’s derivative liability as of December 31, 2021 was $216.8 million. As disclosed in Note 3 and Note 11 of the consolidated financial statements, certain customers pay for products by obtaining financing from a third-party financing provider under the Company’s Consumer Financing Program. Under this program, the Company pays certain fees to the financing providers and shares in credit losses depending on the credit quality of the customer. The Company initially records a derivative liability at fair value related to these obligations as a reduction of deferred revenue, with subsequent changes in fair value recorded to other loss (income).

Auditing the fair value of the derivative liability involved significant judgment because the discounted cash flow model that is used to estimate the fair value incorporates assumptions such as discount rates, collateral default rates and loss severity rates that are unobservable. Auditing these assumptions is complex because of the inherent uncertainty in these assumptions management used in its calculations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement related to management’s determination of the fair value of the derivative liability. This included testing controls over management’s review of the model and the significant assumptions noted above.

Our testing of the Company’s estimate of the fair value of the derivative liability included, among other procedures, evaluating the significant assumptions noted above. For example, we compared the discount rates used in the Company’s model against rates independently developed by our fair value specialists. We also evaluated collateral default and loss severity rates. We tested the completeness and accuracy of the underlying data used in developing these estimates as well as the mathematical accuracy of the Company’s calculations. We also developed our own independent estimate of the fair value of the derivative liability and compared it to management's estimate. We also evaluated the related disclosures included in Note 3 and Note 11 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Salt Lake City, Utah
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vivint Smart Home, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Vivint Smart Home, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vivint Smart Home, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
March 1, 2022

Vivint Smart Home, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$208,509	$313,799
Accounts and notes receivable, net of allowance of $13,271 and $9,911	63,671	64,697
Inventories	51,251	47,299
Prepaid expenses and other current assets	19,385	14,338
Total current assets	342,816	440,133
Property, plant and equipment, net	55,448	52,379
Capitalized contract costs, net	1,405,442	1,318,498
Deferred financing costs, net	2,088	1,667
Intangible assets, net	51,928	111,474
Goodwill	837,153	837,077
Operating lease right-of-use assets	46,000	52,880
Long-term notes receivables and other non-current assets, net	44,753	58,317
Total assets	$2,785,628	$2,872,425
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$96,317	$85,656
Accrued payroll and commissions	83,347	87,943
Accrued expenses and other current liabilities	236,250	247,324
Deferred revenue	429,900	327,632
Current portion of notes payable, net	13,500	9,500
Current portion of operating lease liabilities	12,033	12,135
Current portion of finance lease liabilities	2,854	3,356
Total current liabilities	874,201	773,546
Notes payable, net	2,347,765	2,372,235
Notes payable, net - related party	351,080	443,865
Finance lease liabilities, net of current portion	1,416	2,460
Deferred revenue, net of current portion	778,214	621,182
Operating lease liabilities, net of current portion	41,713	49,692
Other long-term obligations	106,135	121,235
Warrant derivative liabilities	24,564	75,531
Deferred income tax liabilities	640	2,168
Total liabilities	4,525,728	4,461,914
Commitments and contingencies (See Note 15)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class A Common stock, $0.0001 par value, 3,000,000,000 shares authorized; 208,734,193 and 202,216,341 shares issued and outstanding as of December 31, 2021 and 2020, respectively	21	20
Additional paid-in capital	1,703,815	1,548,786
Accumulated deficit	(3,417,038)	(3,111,486)
Accumulated other comprehensive loss	(26,898)	(26,809)
Total stockholders’ deficit	(1,740,100)	(1,589,489)
Total liabilities and stockholders’ deficit	$2,785,628	$2,872,425
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenues:
Recurring and other revenue	$1,479,388	$1,252,267	$1,151,100
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	384,365	352,343	369,285
Selling expenses (exclusive of amortization of deferred commissions of $212,967, $197,697 and $181,265, respectively, which are included in depreciation and amortization shown separately below)	379,497	302,287	191,800
General and administrative expenses	268,312	267,923	193,480
Depreciation and amortization	601,452	570,831	543,592
Restructuring and asset impairment charges	—	20,941	—
Total costs and expenses	1,633,626	1,514,325	1,298,157
Loss from operations	(154,238)	(262,058)	(147,057)
Other expenses (income):
Interest expense	184,993	221,175	260,014
Interest income	(532)	(708)	(23)
Change in fair value of warrant liabilities	(50,107)	109,250	—
Other loss (income), net	14,489	10,473	(7,665)
Loss before income taxes	(303,081)	(602,248)	(399,383)
Income tax expense	2,471	1,083	1,313
Net loss	$(305,552)	$(603,331)	$(400,696)
Net loss per share attributable to common stockholders:
Basic	$(1.47)	$(3.37)	$(4.23)
Diluted	$(1.71)	$(3.37)	$(4.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	208,265,631	179,071,278	94,805,201
Diluted	209,078,167	179,071,278	94,805,201
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2021	2020	2019
Net loss	$(305,552)	$(603,331)	$(400,696)
Other comprehensive (loss) income, net of tax effects:
Foreign currency translation adjustment	(89)	657	1,371
Total other comprehensive (loss) income	(89)	657	1,371
Comprehensive loss	$(305,641)	$(602,674)	$(399,325)
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance, December 31, 2018	94,696,362	9	735,968	(2,107,542)	(28,837)	(1,400,402)
Net Loss	—	—	—	(400,696)	—	(400,696)
Foreign currency translation adjustment	—	—	—	—	1,371	1,371
Stock-based compensation	—	—	4,241	—	—	4,241
Issuance of common stock upon exercise or vesting of equity awards	41,818	—	—	—	—	—
Return of capital	—	—	(4,788)	—	—	(4,788)
ASU 2016-02 adoption	—	—	—	83	—	83
Capital contribution	199,417	—	4,700	—	—	4,700
Balance, December 31, 2019	94,937,597	9	740,121	(2,508,155)	(27,466)	(1,795,491)
Recapitalization transaction	59,793,021	6	422,113	—	—	422,119
Issuance of earnout shares	36,084,141	5	(5)	—	—	—
Tax withholdings related to net share settlement of equity awards	(468,773)	—	(9,313)	—	—	(9,313)
Forfeited shares	(188,972)	—	—	—	—	—
Warrants exercised	10,621,654	—	186,551	—	—	186,551
Issuance of common stock upon exercise or vesting of equity awards	1,437,673	—	—	—	—	—
Net Loss	—	—	—	(603,331)	—	(603,331)
Foreign currency translation adjustment	—	—	—	—	657	657
Stock-based compensation	—	—	198,213	—	—	198,213
Restructuring expenses	—	—	11,106	—	—	11,106
Balance, December 31, 2020	202,216,341	$20	$1,548,786	(3,111,486)	$(26,809)	$(1,589,489)
Issuance of earnout shares	1,239,818	—	—	—	—	—
Tax withholdings related to net share settlement of equity awards	(1,691,254)	—	(29,398)	—	—	(29,398)
Forfeited shares	(17,198)	—		—	—	—
Warrants exercised	825,016	—	19,743	—	—	19,743
Issuance of common stock upon exercise or vesting of equity awards	6,161,470	1	—	—	—	1
Net Loss	—	—	—	(305,552)	—	(305,552)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Stock-based compensation	—	—	164,684	—	—	164,684
Balance, December 31, 2021	208,734,193	21	1,703,815	(3,417,038)	(26,898)	(1,740,100)
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss from operations	$(305,552)	$(603,331)	$(400,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of operations:
Amortization of capitalized contract costs	524,981	481,213	437,437
Amortization of customer relationships	58,134	65,908	74,538
Gain on fair value changes of equity securities	(659)	—	(2,254)
Expensed offering costs	—	—	168
Depreciation and amortization of property, plant and equipment and other intangible assets	18,337	23,710	31,617
Amortization of deferred financing costs and bond premiums and discounts	4,629	3,956	4,703
Loss (gain) on warrant derivative liability	(50,107)	109,250	—
Warrant issuance costs	—	723	—
Loss on sale or disposal of assets	339	2,579	1,121
Loss on early extinguishment of debt	30,210	12,710	806
Stock-based compensation	164,684	198,213	4,241
Provision for doubtful accounts	31,341	23,778	25,043
Deferred income taxes	(3,598)	(1,813)	606
Restructuring and asset impairment charges	—	11,106	—
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(30,724)	(24,684)	(34,486)
Inventories	(3,950)	17,299	(13,951)
Prepaid expenses and other current assets	(5,102)	(2,336)	(816)
Capitalized contract costs, net	(611,547)	(584,151)	(535,063)
Long-term notes receivables and other non-current assets, net	16,335	28,964	22,273
Right-of-use assets	6,881	12,440	7,255
Accounts payable	9,627	3,256	5,611
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	(22,837)	156,784	24,899
Current and long-term operating lease liabilities	(8,081)	(13,291)	(8,149)
Deferred revenue	259,113	304,381	133,505
Net cash provided by (used in) operating activities	82,454	226,664	(221,592)
Cash flows from investing activities:
Capital expenditures	(17,275)	(25,245)	(10,119)
Proceeds from the sale of capital assets	141	18,063	878
Acquisition of intangible assets	(347)	(4,481)	(1,801)
Proceeds from sales of equity securities	—	—	5,430
Net cash used in investing activities	(17,481)	(11,663)	(5,612)

 See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Cash Flows Continued
(In thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from notes payable	1,758,000	1,241,000	225,000
Proceeds from notes payable - related party	392,000	309,000	—
Repayments of notes payable	(1,896,950)	(1,579,499)	(233,100)
Repayments of notes payable - related party	(351,300)	(174,800)	—
Borrowings from revolving line of credit	—	359,200	342,500
Repayments on revolving line of credit	—	(604,200)	(97,500)
Taxes paid related to net share settlements of stock-based compensation awards	(29,398)	(9,171)	—
Repayments of finance lease obligations	(3,158)	(7,657)	(9,781)
Proceeds from Mosaic recapitalization	—	463,522	—
Proceeds from warrant exercises	10,819	120,802	—
Financing costs	(26,351)	(11,191)	—
Deferred financing costs	(23,878)	(12,894)	(4,896)
Payment of offering costs	—	—	(2,574)
Return of capital	—	—	(5,435)
Proceeds from capital contributions	—	—	4,700
Net cash (used in) provided by financing activities	(170,216)	94,112	218,914
Effect of exchange rate changes on cash and cash equivalents	(47)	137	66
Net (decrease) increase in cash and cash equivalents	(105,290)	309,250	(8,224)
Cash and cash equivalents:
Beginning of period	313,799	4,549	12,773
End of period	$208,509	$313,799	$4,549
Supplemental cash flow disclosures:
Income tax paid	$7,050	$537	$661
Interest paid	$173,160	$215,223	$252,911
Supplemental non-cash investing and financing activities:
Finance lease additions	$1,823	$855	$10,197
Intangible asset acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$157	$167	$1,536
Capital expenditures included within accounts payable, accrued expenses and other current liabilities	$3,426	$2,458	$2,074
Deferred offering costs included within accounts payable	$—	$—	$4,206
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
The Company assessed the materiality of the misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to all prior consolidated financial statements taken as a whole and, therefore, amending previously filed reports to correct the errors was not required. However, the Company concluded that the cumulative effect of correcting the errors in the quarter ended September 30, 2021 would materially misstate the Company’s consolidated financial statements for the three and nine months ended September 30, 2021. Accordingly, the Company has reflected the corrections in the results for prior periods included in this Annual Report on Form 10-K. In addition, the amounts labeled “Adjustment” include certain other previously identified adjustments that were not previously deemed material to the periods presented. The Company will also revise such information in future filings to reflect the correction of the errors.
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

3. Significant Accounting Policies
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
Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Vivint Smart Home was effected through the merger of Merger Sub with and into Legacy Vivint Smart Home, with Legacy Vivint Smart Home surviving as the surviving company (the “Business Combination”). Notwithstanding the legal form of the Business Combination pursuant to the Merger Agreement, the Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Vivint Smart Home, Inc. is treated as the acquired company and Legacy Vivint Smart Home is treated as the acquirer for financial statement reporting and accounting purposes. Legacy Vivint Smart Home has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•Legacy Vivint Smart Home’s shareholders prior to the Business Combination had the greatest voting interest in the combined entity;
•Prior to the Business Combination, Legacy Vivint Smart Home’s directors represented the majority of the Vivint Smart Home board of directors;
•Prior to the Business Combination, Legacy Vivint Smart Home’s senior management was the senior management of Vivint Smart Home; and
•Prior to the Business Combination, Legacy Vivint Smart Home was the larger entity based on historical total assets and revenues.
As a result of Legacy Vivint Smart Home being the accounting acquirer, the financial reports filed with the SEC by the Company subsequent to the Business Combination are prepared “as if” Legacy Vivint Smart Home is the predecessor and legal successor to the Company. The historical operations of Legacy Vivint Smart Home are deemed to be those of the Company. Thus, the financial statements included in this Annual Report reflect (i) the historical operating results of Legacy Vivint Smart Home prior to the Business Combination; (ii) the combined results of the Company and Legacy Vivint Smart Home following the Business Combination on January 17, 2020; (iii) the assets and liabilities of Legacy Vivint Smart Home at their historical cost; and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of common stock attributable to the purchase of Legacy Vivint Smart Home in connection with the Business Combination is reflected retroactively to the earliest period presented and will be utilized for calculating earnings per share in all prior periods presented. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse recapitalization of Legacy Vivint Smart Home.
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
Vivint Flex Pay
The Vivint Flex Pay plan (“Vivint Flex Pay”) became the Company’s primary equipment financing model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through third-party financing providers (“Consumer Financing Program” or “CFP”) (2) the Company generally offers a limited number of customers not eligible for the Consumer Financing Program, but who qualify under the Company’s underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card or by obtaining short-term financing (generally no more than six month installment terms) through the Company.
Although customers pay separately for Products and Services under the Vivint Flex Pay plan, the Company has determined that the sale of Products and Services are one single performance obligation. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. For RICs, gross deferred revenues are reduced by imputed interest and estimated write-offs. For Products financed through the CFP, gross deferred revenues are reduced by (i) any fees the third-party financing provider (“Financing Provider”) is contractually entitled to receive at the time of loan origination, and (ii) the present value of expected future payments due to the Financing Providers.
Under the CFP, qualified customers are eligible for financing offerings (“Loans”) originated by Financing Providers of between $150 and $6,000. The terms of most Loans are determined based on the customer’s credit quality. The annual percentage rates on these loans is either 0% or 9.99%, depending on the customer's credit quality, and the Loans are issued on either an installment or revolving basis with repayment terms ranging from with a 6- to 60-months.
For certain Financing Provider Loans:
•The Company pays a monthly fee based on either the average daily outstanding balance of the installment loans, or the number of outstanding Loans.
•The Company incurs fees at the time of the Loan origination and receives proceeds that are net of these fees.
•The Company also shares liability for credit losses, with the Company being responsible for between 2.6% and

100% of lost principal balances.
•The Company is responsible for reimbursing certain Financing Providers for merchant transaction fees and other fees associated with the Loans.
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
When the Company determines that there are RIC receivables that have become uncollectible, it records an adjustment to the allowance and reduces the related note receivable balance. On a regular basis, the Company also assesses the expected remaining cash flows based on historical RIC write-off trends, current market conditions and both Company and third-party forecast data. If the Company determines there is a change in expected remaining cash flows, the total amount of this change for all RICs is recorded in the current period to the provision for credit losses, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. (See Note 5).
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
Beginning in late 2020, the Company began operating as a third-party dealer for residential solar installers in several states throughout the U.S, whereby the Company earns a commission from the installer for selling their solar services. Because there are no further performance obligations once the installation is complete, revenue is recognized at that time.
To date, revenues from the Smart Insurance business have been immaterial to our overall financial results.
Deferred Revenue
The Company's deferred revenues primarily consist of amounts for sales (including upfront proceeds) of Smart Home Services. Deferred revenues are recognized over the term of the related performance obligation, which is generally three to five years.
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services, amounts due from Financing Providers and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the consolidated balance sheets. Accounts receivable totaled $26.4 million and $19.8 million and December 31, 2021 and 2020, respectively net of the allowance for doubtful accounts of $13.3 million and $9.9 million at December 31, 2021 and 2020, respectively. The Company estimates this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying consolidated statements of operations.
The changes in the Company’s allowance for doubtful accounts were as follows for the periods ended (in thousands):

	Year ended December 31,
	2021	2020	2019
Beginning balance	$9,911	$8,118	$5,594
Provision for doubtful accounts	31,341	23,778	25,043
Write-offs and adjustments	(27,981)	(21,985)	(22,519)
Balance at end of period	$13,271	$9,911	$8,118
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
The carrying amount of the capitalized contract costs is periodically reviewed for impairment. In performing this review, the Company considers whether the carrying amount of the capitalized contract costs will be recovered. In estimating the amount of consideration the Company expects to receive in the future related to capitalized contract costs, the Company considers factors such as attrition rates, economic factors, and industry developments, among other factors. If it is determined that capitalized contract costs are impaired, an impairment loss is recognized for the amount by which the carrying amount of the capitalized contract costs and the anticipated costs that relate directly to providing the future services exceed the consideration that has been received and that is expected to be received in the future. During the years ended December 31, 2021 and 2020, no impairment losses were recorded.
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
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Amortization of capitalized contract costs	$524,981	$481,213	$437,437
Amortization of definite-lived intangibles	60,004	69,465	80,468
Depreciation and amortization of property, plant and equipment	16,467	20,153	25,687
Total depreciation and amortization	$601,452	$570,831	$543,592

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
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining the APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 6. Deferred financing costs associated with the revolving credit facility reported in the accompanying consolidated balance sheets as deferred financing costs, net at December 31, 2021 and 2020 were $2.1 million and $1.7 million, net of accumulated amortization of $11.5 million and $11.0 million, respectively. Deferred financing costs included in the accompanying consolidated balance sheets within notes payable, net at December 31, 2021 and 2020 were $34.3 million and $27.2 million, net of accumulated amortization of $77.4 million and $70.9 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying consolidated statements of operations totaled $6.9 million, $7.9 million and $9.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The current portion of the liability included in accrued payroll and commissions was $4.3 million and $4.1 million as of December 31, 2021 and 2020, respectively, and the noncurrent portion included in other long-term obligations was $23.2 million and $23.8 million at December 31, 2021 and 2020, respectively.
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards. The Company accounts for forfeitures as they occur (See Note 14).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were approximately $89.9 million, $70.9 million and $60.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Concentrations of Supply Risk
As of December 31, 2021, approximately 95% of the Company’s installed panels were the Company's proprietary SkyControl or Smart Hub panels and 5% were 2GIG Go!Control panels. The loss of the Company’s SkyControl panel supplier could potentially impact its operating results or financial position.
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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2021, 2020, and 2019.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company tests goodwill at the reporting unit level for impairment annually as of October 1 and on an interim basis when events occur or circumstances exist that indicate the carrying value may no longer be recoverable. The company compares the fair value of our reporting units with the carrying amount, including goodwill. The Company recognizes an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. The Company’s reporting units are determined based on its current reporting structure, which as of December 31, 2021 consisted of one reporting unit. As of December 31, 2021, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed. During the years ended December 31, 2021, 2020 and 2019, no impairments to goodwill were recorded.
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

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Translation gain	$(423)	$(602)	$(3,400)
Letters of Credit
As of December 31, 2021 and 2020, the Company had $14.0 million and $15.3 million, respectively, of letters of credit issued in the ordinary course of business, all of which are undrawn.
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
Accounting Pronouncements Issued But Not Yet Adopted
In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. Together, the ASUs provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The Company can elect to apply the amendments through December 31, 2022. As of December 31, 2021, the Company had not utilized any of the expedients discussed within this ASU; however, it continues to assess its agreements to determine whether the expedients would be utilized through the allowed period of December 31, 2022.

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
The Company also provides its customers with service warranties associated with product replacement and related services. As of December 31, 2021 and 2020, the Company had warranty service reserves of $6.0 million and $5.7 million, respectively, which are included in accrued expenses and other current liabilities on the consolidated balance sheets.
During the years ended December 31, 2021 and 2020, the Company recognized revenues of $320.0 million and $235.9 million, respectively, that were included in the deferred revenue balance as of December 31, 2020 and 2019, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2021, approximately $3.4 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 63% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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
The following table summarizes the RIC receivables (in thousands):

	For the Years Ended
	December 31, 2021	December 31, 2020
RIC receivables, gross	$90,204	$138,926
RIC allowance	(12,384)	(27,061)
Imputed interest	(7,469)	(13,275)
RIC receivables, net	$70,351	$98,590

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$37,270	$44,931
Long-term notes receivables and other assets, net	33,081	53,659
RIC receivables, net	$70,351	$98,590
The changes in the Company’s RIC allowance were as follows (in thousands):

	For the Years Ended
	December 31, 2021	December 31, 2020
RIC allowance, beginning of period	$27,061	$38,110
Write-offs	(13,714)	(21,841)
Recoveries	3,446	6,340
Additions from RICs originated during the period	6,795	7,567
Change in expected credit losses	(10,995)	(2,914)
Other adjustments (1)	(209)	(201)
RIC allowance, end of period	$12,384	$27,061

(1) Other adjustments primarily reflect changes in foreign currency exchange rates related to Canadian RICs.
During years ended December 31, 2021, 2020 and 2019, the amount of RIC imputed interest income recognized in recurring and other revenue was $7.6 million, $10.6 million and $13.6 million, respectively.
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

6. Long-Term Debt
The Company’s debt at December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
6.750% Senior Secured Notes Due 2027	600,000	—	(4,835)	595,165
5.750% Senior Notes Due 2029	800,000	—	(11,154)	788,846
Senior Secured Term Loan - noncurrent	1,333,125	—	(18,291)	1,314,834
Total Long-Term Debt	2,733,125	—	(34,280)	2,698,845
Senior Secured Term Loan - current	13,500	—	—	13,500
Total Debt	2,746,625	$—	$(34,280)	$2,712,345

	December 31, 2020
	Outstanding Principal	Unamortized Premium (Discount)	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
7.875% Senior Secured Notes Due 2022	$677,000	$7,885	$(4,697)	$680,188
7.625% Senior Notes Due 2023	400,000	—	(2,241)	397,759
8.500% Senior Secured Notes Due 2024	225,000	—	(3,530)	221,470
6.750% Senior Secured Notes Due 2027	600,000	—	(5,771)	594,229
Senior Secured Term Loan - noncurrent	933,375	—	(10,921)	922,454
Total Long-Term Debt	2,835,375	7,885	(27,160)	2,816,100
Senior Secured Term Loan - current	9,500			9,500
Total Debt	$2,844,875	$7,885	$(27,160)	$2,825,600

(1) Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the consolidated balance sheets at December 31, 2021 and 2020 was $2.1 million and $1.7 million, respectively.
Notes Payable
2027 Notes
As of December 31, 2021, APX had $600.0 million outstanding aggregate principal amount of 6.750% senior secured notes due 2027 (the “2027 notes”). The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the Revolving Credit Facility and the Term Loan Facility (as defined below), in each case, subject to certain exceptions and permitted liens. Interest accrues at the rate of 6.75% per annum for the 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.
2029 Notes
As of December 31, 2021, APX had $800.0 million outstanding aggregate principal amount of 5.75% senior notes due 2029 (the “2029 notes” and, together with the 2027 notes the “Notes”). The 2029 notes will mature on July 15, 2029. Interest accrues at the rate of 5.75% per annum for the 2029 notes. Interest on the 2029 notes is payable semiannually in arrears on January 15 and July 15 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.

Senior Secured Credit Facilities
In July 2021, APX amended and restated its existing senior secured term loan credit agreement and existing senior secured revolving credit facility with a new senior secured credit agreement (the “Credit Agreement”) that provides for (i) a term loan facility in an aggregate principal amount of $1,350 million (the “Term Loan Facility”, and the loans thereunder, the “Term Loans”) and (ii) a revolving credit facility with commitments in an aggregate principal amount of $370 million (the “Revolving Credit Facility”, and the loans thereunder, the “Revolving Loans”).
As of December 31, 2021, APX had outstanding term loans under the Term Loan Facility in an aggregate principal amount of $1,346.6 million. APX is required to make quarterly amortization payments under the Term Loan in an amount equal to 0.25% of the aggregate principal amount of the Term Loan outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loans will be due and payable in full on July 9, 2028. APX may prepay the Term Loans on the terms specified in the Credit Agreement. No amortization payments are required under the Revolving Credit Facility.
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
There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2021 and December 31, 2020. As of December 31, 2021, the Company had $356.0 million of availability under the Revolving Credit Facility (after giving effect to $14.0 million of letters of credit outstanding and no borrowings).
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
For the year ended December 31, 2021
2029 Notes issuance - July 2021	$(5,656)	$8,016	$17,187	$19,547	$—	$11,767	$11,767
Term Loan issuance - July 2021	—	1,499	9,165	10,664	8,148	11,302	19,450
Total	$(5,656)	$9,515	$26,352	$30,211	$8,148	$23,069	$31,217

For the year ended December 31, 2020
2027 Notes issuance - February 2020	$(2,749)	$4,033	$6,146	$7,430	$205	$6,346	$6,551
Term Loan issuance - February 2020	—	235	5,045	5,280	6,973	5,461	12,434
Total	$(2,749)	$4,268	$11,191	$12,710	$7,178	$11,807	$18,985

For the year ended December 31, 2019
2024 Notes issuance - May 2019	$(588)	$1,395	$—	$807	$—	$4,956	$4,956

Deferred financing costs are amortized to interest expense over the life of the issued debt.    The following tables present deferred financing activity for the years ended December 31, 2021 and 2020 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2020	Additions	Early Extinguishment	Amortized	Balance December 31, 2021
Revolving Credit Facility	$1,667	$843	$—	$(422)	$2,088
2022 Notes	4,697	—	(3,314)	(1,383)	—
2023 Notes	2,241	—	(1,681)	(560)	—
2024 Notes	3,530	—	(3,021)	(509)	—
2027 Notes	5,771	—	—	(936)	4,835
2029 Notes	—	11,767	—	(614)	11,153
Term Loan	10,921	11,302	(1,499)	(2,434)	18,290
Total Deferred Financing Costs	$28,827	$23,912	$(9,515)	$(6,858)	$36,366

	Unamortized Deferred Financing Costs
	Balance December 31, 2019	Additions	Early Extinguishment	Amortized	Balance December 31, 2020
Revolving Credit Facility	$1,123	$1,027	$—	$(483)	$1,667
2020 Notes	1,721	—	(1,565)	(156)	—
2022 Private Placement Notes	451	(205)	(221)	(25)	—
2022 Notes	9,532	—	(2,247)	(2,588)	4,697
2023 Notes	3,081	—	—	(840)	2,241
2024 Notes	4,431	—	—	(901)	3,530
2027 Notes	—	6,551	—	(780)	5,771
Term Loan	$7,822	$5,461	$(235)	$(2,127)	10,921
Total Deferred Financing Costs	$28,161	$12,834	$(4,268)	$(7,900)	$28,827

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

7. Business Combination
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
Pursuant in each case to a Subscription Agreement entered into in connection with the Merger Agreement, certain investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and certain investment funds affiliated with Blackstone Inc. (“Blackstone”) purchased, respectively, 12,500,000 and 10,000,000 newly-issued shares of Common Stock (such purchases, the “Fortress PIPE” and the “Blackstone PIPE,” respectively, and together, the “PIPE”) concurrently with the completion of the Business Combination (the “Closing”) on the Closing Date for an aggregate purchase price of $125.0 million and $100.0 million, respectively. In connection with the Merger, each of the issued and outstanding Founder Shares was converted into approximately 1.20 shares of Common Stock of the Company. The private placement warrants will expire five years after the Closing or earlier upon redemption or liquidation.
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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the year ended December 31, 2021:

Recapitalization
(in thousands)
Cash - Mosaic (net of redemptions)	$35,344
Cash - Subscribers and Forward Purchasers	453,221
Less fees to underwriters and other transaction costs	(25,043)
Net cash received from recapitalization	463,522
Less: Warrant derivative liabilities assumed	(40,094)
Less: non-cash net liabilities assumed from Mosaic	(5)
Less: deferred and accrued transaction costs	(1,304)
Net contributions from recapitalization	$422,119
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

8. Balance Sheet Components
The following table presents material balance sheet component balances as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31,
	2021	2020
Prepaid expenses and other current assets
Prepaid expenses	$12,791	$11,286
Deposits	627	1,308
Other	5,967	1,744
Total prepaid expenses and other current assets	$19,385	$14,338
Capitalized contract costs
Capitalized contract costs	$4,103,683	$3,491,629
Accumulated amortization	(2,698,241)	(2,173,131)
Capitalized contract costs, net	$1,405,442	$1,318,498
Long-term notes receivables and other assets
RIC receivables, gross	$52,934	$93,995
RIC allowance	(12,384)	(27,061)
RIC imputed interest	(7,469)	(13,275)
Deferred income tax assets	2,022	—
Other	9,650	4,658
Total long-term notes receivables and other assets, net	$44,753	$58,317
Accrued payroll and commissions
Accrued commissions	47,879	46,353
Accrued payroll	$35,468	$41,590
Total accrued payroll and commissions	$83,347	$87,943
Accrued expenses and other current liabilities
Accrued interest payable	$40,333	$33,340
Current portion of derivative liability	140,394	142,755
Service warranty accrual	5,992	5,711
Current portion of warrant derivative liabilities	—	8,063
Accrued taxes	10,758	8,700
Accrued payroll taxes and withholdings	14,392	14,391
Loss contingencies	8,150	26,200
Other	16,231	8,164
Total accrued expenses and other current liabilities	$236,250	$247,324

9. Property Plant and Equipment
Property, plant and equipment is recorded at historical cost less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the related assets, as follows (in thousands):

	December 31,		Estimated Useful Lives
	2021	2020
Vehicles	$40,103	$39,735	3-5 years
Computer equipment and software	83,479	72,616	3-5 years
Leasehold improvements	30,087	29,126	2-15 years
Office furniture, fixtures and equipment	22,327	21,394	2-7 years
Construction in process	11,089	6,180
Property, plant and equipment, gross	187,085	169,051
Accumulated depreciation and amortization	(131,637)	(116,672)
Property, plant and equipment, net	$55,448	$52,379
Property plant and equipment includes approximately $16.5 million and $17.6 million of assets under finance lease obligations, net of accumulated amortization of $24.5 million and $23.0 million at December 31, 2021 and 2020, respectively. Depreciation and amortization expense on all property plant and equipment was $16.5 million, $20.2 million and $25.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense relates to assets under finance leases as included in depreciation and amortization expense.

10. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill during the year ended December 31, 2021 was the result of foreign currency translation adjustments. The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, were as follows (in thousands):

Balance as of January 1, 2020	$836,540
Effect of Foreign Currency Translation	537
Balance as of December 31, 2020	837,077
Effect of Foreign Currency Translation	76
Balance as of December 31, 2021	$837,153
Intangible assets, net
The following table presents intangible asset balances as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$969,376	$(920,617)	$48,759	$969,158	$(862,352)	$106,806	10 years
2GIG 2.0 technology	17,000	(17,000)	—	17,000	(17,000)	—	8 years
Other technology	4,725	(4,725)	—	4,725	(4,309)	416	2 - 7 years
Space Monkey technology	7,100	(7,100)	—	7,100	(7,100)	—	6 years
Patents	11,180	(8,076)	3,104	10,843	(6,656)	4,187	5 years
Total definite-lived intangible assets:	1,009,381	(957,518)	51,863	1,008,826	(897,417)	111,409

Indefinite-lived intangible assets:
Domain names	65	—	65	65	—	65
Total Indefinite-lived intangible assets	65	—	65	65	—	65
Total intangible assets, net	$1,009,446	$(957,518)	$51,928	$1,008,891	$(897,417)	$111,474
During the years ended December 31, 2021 and 2020, the Company added $0.4 million and $3.1 million of intangible assets related to patents, respectively. Amortization expense related to intangible assets was approximately $60.0 million, $69.5 million and $80.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, the remaining weighted-average amortization period for definite-lived intangible assets was 1.0 year. Estimated future amortization expense of intangible assets, excluding approximately $0.1 million in patents currently in process, is as follows as of December 31, 2021 (in thousands):

2022	$49,889
2023	795
2024	610
2025	514
2026	4
Thereafter	—
Total estimated amortization expense	$51,812

11. Financial Instruments
Cash and Cash Equivalents
Cash equivalents are classified as level 1 assets, as they have readily available market prices in an active market. The Company's cash and cash equivalents totaled $208.5 million and $313.8 million as of December 31, 2021 and 2020, respectively.
Corporate Securities
During the three months ended September 30, 2021, the Company obtained corporate securities, which are classified as Level 2 assets. The fair value of these securities was $2.4 million as of December 31, 2021. The fair value of the Company’s Level 2 corporate securities are based on observable prices that are based on inputs not quoted in active markets, but corroborated by market data.
Debt
Components of the Company's debt including the associated interest rates and related fair values (in thousands, except interest rates) are as follows:

Issuance	December 31, 2021		December 31, 2020		Stated Interest Rate
	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2022 Notes	—	—	677,000	677,203	7.875%
2023 Notes	—	—	400,000	415,200	7.625%
2024 Notes	—	—	225,000	238,545	8.500%
2027 Notes	600,000	633,660	600,000	645,300	6.750%
2029 Notes	800,000	795,680	—	—	5.750%
Term Loan	1,346,625	1,346,625	942,875	942,875	N/A
Total	$2,746,625	$2,775,965	$2,844,875	$2,919,123
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding consumer financing program derivative instrument as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Consumer Financing Program Contractual Obligations:
Fair value	$216,795	$227,896
Notional amount	1,160,278	912,626
Classified on the consolidated balance sheets as:
Accrued expenses and other current liabilities	140,394	142,755
Other long-term obligations	76,401	85,141
Total Consumer Financing Program Contractual Obligation	$216,795	$227,896
Changes in Level 3 Fair Value Measurements - Consumer Financing Program
The following table summarizes the change in the fair value of the Level 3 outstanding derivative instrument for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance, beginning of period	$227,896	$136,863
Additions	94,995	167,055
Settlements	(91,826)	(71,962)
Gains included in earnings	(14,270)	(4,060)
Balance, end of period	$216,795	$227,896
Warrant Liabilities
As a result of the Business Combination, the Company assumed a derivative warrant liability related to previously issued private placement warrants and public warrants in connection with Mosaic’s initial public offering. The fair value of the Company’s public warrants were measured based on the market price of such warrants and are considered a Level 1 fair value measurement. As of January 7, 2021, all public warrants were exercised or redeemed and none were outstanding as of December 31, 2021. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the private placement warrants and are considered a Level 3 fair value measurement. The warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations.
The change in the fair value of the derivative warrant liabilities for the years ended December 31, 2021 and 2020 is summarized as follows (in thousands):

	Public Warrants	Private Placement Warrants	Total Derivative Warrant liability
Warrant liability assumed from the Business Combination	$9,775	$30,319	$40,094
Change in fair value of warrant liability	64,038	45,212	109,250
Reclassification of derivative liabilities for exercised warrants	(65,750)	—	(65,750)
Balance, December 31, 2020	8,063	75,531	83,594
Change in fair value of warrant liability	1,350	$(50,967)	(49,617)
Write-off fair value of unexercised expired warrants	(490)	$—	(490)
Reclassification of derivative liabilities for exercised warrants	(8,923)	$—	(8,923)
Balance, December 31, 2021	—	24,564	24,564
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2021	As of December 31, 2020
Number of private placement warrants	5,933,334	5,933,334
Exercise price	$11.50	$11.50
Stock price	$9.78	$20.75
Expiration term (in years)	3.05	4.05
Volatility	70%	60%
Risk-free Rate	0.98%	0.27%
Dividend yield	—%	—%

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
The results of Wireless are reflected in the Company's consolidated financial statement up through July 31, 2019. The following financial information presents the results of operations of Wireless for the year ended December 31, 2019:

Years Ended December 31,
2019

Recurring and other revenue	$2,808
Costs and expenses:
Operating expenses	$5,455
Selling expenses	$137
General and administrative expenses	$5,291
Depreciation and amortization	$68
Total costs and expenses	$10,951
Loss from operations	$(8,143)
Other expenses (income):
Interest expense	—
Other income, net	(2,100)
Net loss	$(6,043)

13. Income Taxes

The Company files a consolidated federal income tax return with its wholly owned U.S. subsidiaries.
The income tax expense consisted of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Current income tax:
Federal	$—	$—	$—
State	2,359	2,174	703
Foreign	3,641	764	(2)
Total	6,000	2,938	701
Deferred income tax:
Federal	—	—	(380)
State	(263)	(851)	(73)
Foreign	(3,266)	(1,004)	1,065
Total	(3,529)	(1,855)	612
Income tax expense	$2,471	$1,083	$1,313
The following reconciles the tax benefit computed at the statutory federal rate and the Company’s tax expense (in thousands):

	Year ended December 31,
	2021	2020	2019
Computed expected tax benefit	$(63,647)	$(126,472)	$(82,833)
State income taxes, net of federal tax effect	1,556	882	483
Foreign income taxes	221	(383)	232
Other reconciling items	(1,235)	(714)	2,988
Permanent differences	(8,753)	36,423	5,694
Excess deductible compensation limitation	10,463	9,667	1,313
Change in valuation allowance	63,866	81,680	73,436
Income tax expense	$2,471	$1,083	$1,313

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2021		2020
Gross deferred tax assets:
Net operating loss carryforwards	$546,693		$558,972
Deferred subscriber income	326,759		254,722
Interest expense limitation	142,919		119,402
Accrued expenses and allowances	56,495		52,031
Lease liabilities	13,356		15,342
Purchased intangibles and deferred financing costs	9,687		13,765
Inventory reserves	1,859		2,801
Research and development credits	41		41
Deferred capitalized contract costs	1,800		—
Property and equipment	1,888		2
Valuation allowance	(740,397)		(664,191)
Total	361,100		352,887
Gross deferred tax liabilities:
Deferred capitalized contract costs	(346,887)		(338,141)
Right of use assets	(11,430)		(13,119)
Purchased intangibles and deferred financing costs	(959)		(2,092)
Property and equipment	(443)		(1,703)
Total	(359,719)	-359719000	(355,055)
Net deferred tax assets (liabilities)	$1,381		$(2,168)
The Company had gross operating loss carryforwards as follows (in thousands):

	December 31,
	2021	2020
Net operating loss carryforwards:
Federal	$2,229,000	$2,294,340
States	2,036,000	1,996,245
Total	$4,265,000	$4,290,585
U.S. federal net operating loss carryforwards will begin to expire in 2029, if not used. State net operating loss carryforwards expire over different periods and some have already begun to expire. The Company had U.S. research and development credits of approximately $41,000 at December 31, 2021, and December 31, 2020, which begin to expire in 2030.
There are no remaining Canadian net operating loss (“NOL”) carryforwards as of December 31, 2021.
Realization of the Company’s federal and state net operating loss carryforwards and tax credits is dependent on generating sufficient taxable income prior to their expiration. The Company performed a study to determine the amount of any limitation on its net operating losses and concluded that as of December 31, 2021 an ownership change had not occurred under the provisions of Internal Revenue Code Section 382, and as of that date the losses were not limited. The future use of the net operating loss carryforwards may have limitations resulting from future ownership changes or other factors under Section 382 of the Internal Revenue Code.
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
At December 31, 2021 and 2020, the Company recorded a valuation allowance against its U.S. federal and state net deferred tax assets as it believes it is more likely than not that these benefits will not be realized. Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against net deferred tax assets and evaluating the Company’s uncertain tax positions. The Company has considered and weighed the available evidence, both positive and negative, to determine whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based on available information, management does not believe it is more likely than not that all of its deferred tax assets will be utilized. The Company recorded a valuation allowance against U.S. net deferred tax assets of approximately $740.4 million and $664.2 million at December 31, 2021 and 2020, respectively.

The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2016 or prior; however, its tax attributes, such as NOL carryforwards and tax credits, are still subject to examination in the year they are used.

As of December 31, 2021, the Company has not recognized any uncertain tax positions.

14. Stock-Based Compensation and Equity
The Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (the “Plan”) provides for the issuance of stock-based incentive awards to attract, motivate and retain qualified employees and non-employee directors, and to align their financial interests with those of company stockholders. In addition to the rollover awards converted as part of the Business Combination, the Company utilizes a combination of time-based and performance-based restricted stock units.
Tracking Units
The Company issued tracking units to certain executives to align their financial interests with those of company stockholders. The tracking units are recognized as expense over the employee's requisite service period. In 2021, 560,841 tracking units vested that were subject to time-based vesting. In June 2021, the fair value of the unvested tracking units was modified such that at December 31, 2021, 1,121,681 tracking units were unvested, and there was $1.2 million of unrecognized compensation expense of which is expected to be recognized over a weighted-average period of 1.4 years, and are subject to ratable time-based vesting over a five-year period from June 2018.
Rollover SARs
Stock Appreciation Rights (“SARs”) were previously issued to various levels of key employees and board members. As of December 31, 2021, there was no unrecognized compensation expense related to Rollover SARs.
A summary of the Rollover SARs activity for the years ended December 31, 2021 and 2020 is presented below:

	Rollover SARs	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2019	3,603,537	$18.17	7.86	$0.9
Forfeited	(1,055,978)	18.03
Exercised	(73,548)	12.35
Outstanding, December 31, 2020	2,474,011	17.59	6.60	7.8
Forfeited	(409,566)	18.50
Exercised	(59,733)	9.32
Outstanding, December 31, 2021	2,004,712	17.65	5.62	—
Unvested Rollover SARs expected to vest after December 31, 2021	—	—	—	—
Exercisable at December 31, 2021	2,004,712	$17.65	5.62	—

Rollover LTIPs
The Company established four incentive compensation pools with a number of hypothetical SARs with awards to certain employees entitling them to a portion of the proceeds of such hypothetical SARs on certain distribution dates (the “Rollover LTIP Plans”). In February 2020, the board of directors approved the 2020 modification with respect to such shares, such that they would be distributed in January 2021, to the extent not then distributed. Each hypothetical Rollover SAR has a strike price of $7.22 per share. In the first quarter of 2021, the Company made the final distribution of shares of Class A common stock pursuant to the Rollover LTIP Plans resulting in the issuance of 1,609,627 shares of Class A common stock to holders of Rollover LTIP Awards. As a result of this distribution, the Company recorded compensation costs totaling $37.2 million, of which $32.7 million and $4.5 million was included in selling expenses and operating expenses, respectively.
The fair value of the shares distributed pursuant to the Rollover LTIP Plans values were determined based on the stock price of the Company on the date shares were issued to holders of Rollover LTIP Awards, which was $23.08 per share for the January 2021 distribution.
Earnouts
During the year ended December 31, 2021, holders of Rollover Equity Awards became entitled to receive share of our Class A Common Stock as a result of the attainment of the First Earnout, Second Earnout and Third Earnout (see Note 7 Business Combination for further discussion). Such shares were issuable in respect to holders of Rollover Equity Awards, subject to the same vesting terms and conditions as the underlying Rollover Equity Awards. Associated with the Rollover LTIP distribution in 2021, 847,141 shares of related earnouts were issued, resulting in $19.6 million expense. At December 31, 2021, there was a de minimis amount of unrecognized compensation expense related to earnouts granted, which is expected to be recognized over a weighted-average period of 1.5 years.
A summary of the earnout share activity for those that were subject to stock-based compensation expense under ASC 718, for the year ended December 31, 2021 is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2020	412,816	$21.98
Granted	847,141	23.08
Vested	(1,235,897)	22.73
Unvested at December 31, 2020	24,060	21.98
Restricted Stock Units
During the year ended December 31, 2021, the Company approved grants under the Plan of time-vesting restricted stock units (the “RSUs”) awards (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit) to various levels of key employees. The RSUs granted to employees are generally subject to a four-year vesting schedule, and 25% of the units will vest on each of the first four anniversaries of the applicable vesting reference date. Additionally, RSUs were granted to non-employee board members which are subject to a one year vesting schedule. All vesting shall be subject to the recipient’s continued employment with Vivint Smart Home, Inc. or its subsidiaries through the applicable vesting dates. Compensation expense associated with the unvested restricted stock units is recognized on a straight-line basis over the vesting period. At December 31, 2021, there was approximately $114.8 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.8 years.
The following summarizes information about RSU transactions for the year ended December 31, 2021:

	Units	Weighted Average Grant-Date Fair Value per Unit
Unvested at December 31, 2020	8,640,418	$22.76
Modified	(1,842,146)	22.86
Granted	5,865,475	13.33
Vested	(2,162,984)	22.62
Forfeited	(930,096)	20.43
Unvested at December 31, 2021	9,570,667	16.12
Performance Stock Units
During the year ended December 31, 2021, the Company approved grants under the Plan of performance-vesting restricted stock units (the “PSUs”) (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit).
The PSUs predominately vest based upon the Company’s achievement of specified performance goals through the performance period and the passage of time. The PSUs granted to employees are generally subject to a four-year vesting schedule, and 25% of the units will vest on each of the first four anniversaries of the applicable vesting reference date, subject to continued employment on the applicable vesting date.
During the year ended December 31, 2021, the Company deemed the achievement of certain PSU vesting conditions as being probable, and thus began recognizing stock-based compensation over the service period. At December 31, 2021, there was approximately $61.7 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.8 years.
The following summarizes information about PSU transactions for the year ended December 31, 2021:

	Units	Weighted Average Grant-Date Fair Value per Unit
Unvested at December 31, 2020	4,877,277	$22.67
Modified	1,842,146	22.86
Granted	5,993,063	15.72
Vested	(2,348,957)	22.83
Forfeited	(719,863)	19.12
Unvested at December 31, 2021	9,643,666	17.23

Stock-based compensation expense in connection with all stock-based awards for the years ended December 31, 2021, 2020 and 2019 is allocated as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Operating expenses	$16,567	$20,157	$320
Selling expenses	103,239	101,623	508
General and administrative expenses	46,622	76,433	3,413
Total stock-based compensation	$166,428	$198,213	$4,241

Equity
Class A Common Stock—The Company is authorized to issue 3,000,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2021, there were 208,734,193 shares of Class A common stock issued and outstanding.
Preferred stock—The Company is authorized to issue 300,000,000 preferred stock with a par value of $0.0001 per share. At December 31, 2021, there are no preferred stock issued or outstanding.
Warrants—As of December 31, 2021, no public warrants were outstanding. Each whole warrant entitled the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants could only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the units and only whole warrants were traded. The warrants became exercisable 30 days after the completion of the Business Combination.
As of December 31, 2021, 5,933,334 private placement warrants were outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
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
In December 2020, after meeting the above requirements for redemption, the Company delivered a notice of redemption to redeem all of its outstanding public warrants for cash, with a redemption date January 7, 2021 (the “Redemption Date”) for a redemption price of $0.01 per public warrant (the “Redemption Price”). Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement and still held by the initial holders thereof or their permitted transferees are not subject to this redemption. The public warrants could have been exercised by the holders thereof prior to the Redemption Date to purchase fully paid and non-assessable shares of Common Stock underlying such warrants, at the exercise price of $11.50 per share. All Public Warrants that remained unexercised at 5:00 p.m., New York City time, on the Redemption Date were void and were no longer exercisable, and the holders of those Public Warrants were entitled to receive only the redemption price of $0.01 per warrant.
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
During the year ended December 31, 2021, 825,016 warrants were exercised for Class A common stock, for which the Company received $10.8 million of cash. During the year ended December 31, 2020, 10,504,533 warrants were exercised for Class A common stock, for which the Company received $120.8 million of cash.

Capital Contribution
During the year end December 31, 2019, 313 Acquisition contributed $4.7 million to the Company as capital contributions. During the year ended December 31, 2019 the Company returned capital to 313 Acquisition of $4.8 million.

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
Legal
The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In addition, from time to time the Company is subject to examinations, investigations and/or enforcement actions by federal and state licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). In January 2021, the Company entered into a settlement agreement with the DOJ that resolved this investigation. As part of this settlement, the Company paid $3.2 million to the U.S. The Company also has received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). In April 2021, the Company entered into a settlement with the FTC that resolved this investigation. As part of this settlement, which was approved by a federal court on May 3, 2021, the Company paid a total of $20 million to the U.S. and agreed to implement various additional compliance related measures. The Company is currently in the process of administering the terms of this settlement, which include multiple undertakings by the Company. The Company has been endeavoring to comply with these undertakings and the demands on management and costs incurred in connection with these undertakings may be substantial. The Company has been engaged in ongoing discussions with the staff of the FTC regarding the Company’s compliance with the terms of the settlement. In addition, in accordance with the settlement, the Company is required to undergo biennial assessments by an independent third-party assessor who will review the Company’s compliance programs and provide a report to the FTC staff on the Company’s ongoing compliance with the settlement. The Company expects to receive the results of the first biennial assessment during the first quarter of 2022. U.S. Customs and Border Protection is investigating the Company’s historical compliance with regulations relating to duties and tariffs in connection with its import of certain products from outside the U.S. The Department of Justice is also investigating potential violations of the False Claims Act relating to similar issues. The Company is cooperating with these investigations. The Company also receives inquiries, including civil investigative demands (“CIDs”), from various State Attorneys General, typically from their respective consumer protection or consumer affairs divisions. In general, litigation and enforcements by regulatory agencies can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings and enforcement actions are difficult to predict and the costs incurred can be substantial. The Company believes the amounts accrued in its financial statements to cover these matters, as disclosed in the following paragraph, are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal and enforcement matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company regularly reviews outstanding legal claims, actions, and enforcement matters to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company had accruals for all such matters of approximately $8.2 million and $26.2 million as of December 31, 2021 and 2020, respectively. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future. The amount of such adjustment could significantly exceed the accruals the Company has recorded.

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

The components of lease expense were as follows (in thousands):

	Year ended December 31,
	2021	2020
Operating lease cost	$15,689	$16,784

Finance lease cost:
Amortization of right-of-use assets	$2,375	$5,090
Interest on lease liabilities	264	453
Total finance lease cost	$2,639	$5,543
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(16,877)	$(17,635)
Operating cash flows from finance leases	(264)	(453)
Financing cash flows from finance leases	(3,158)	(7,657)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,490	$3,420
Finance leases	1,808	1,228
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	Year ended December 31,
	2021	2020
Operating Leases
Operating lease right-of-use assets	$46,000	$52,880

Current operating lease liabilities	$12,033	$12,135
Operating lease liabilities	41,713	49,692
Total operating lease liabilities	$53,746	$61,827

Finance Leases
Property, plant and equipment, gross	$40,939	$40,571
Accumulated depreciation	(24,465)	(22,976)
Property, plant and equipment, net	$16,474	$17,595

Current finance lease liabilities	$2,854	$3,356
Finance lease liabilities	1,416	2,460
Total finance lease liabilities	$4,270	$5,816

Weighted Average Remaining Lease Term
Operating leases	5 years	5 years
Finance leases	2.7 years	1.6 years
Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	4%	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2022	$15,858	$3,025
2023	15,199	847
2024	14,392	514
2025	8,764	—
2026	5,008	—
Thereafter	4,494	—
Total lease payments	63,715	4,386
Less imputed interest	(9,969)	(116)
Total	$53,746	$4,270

17. Related Party Transactions
Transactions with Vivint Solar
Vivint Solar, Inc. (“Solar”) has historically been considered a related party of the Company due to the Company and Solar being under the common control of 313 Acquisition. In October 2020 Solar was acquired by SunRun, Inc. in an all-stock transaction (“SunRun Acquisition”). Upon completion of the SunRun Acquisition, the Company and Solar were no longer under the common control of 313 Acquisition and therefore the Company and Solar are no longer related parties.
The Company was a party to a number of agreements with Solar. In August 2017, the Company entered into a sales dealer agreement with Solar, pursuant to which each company agreed to act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. Prior to the SunRun Acquisition, net expenses charged to Solar in connection with these agreements was $3.3 million and $9.2 million during the years ended December 31, 2020 and 2019, respectively.
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
Other Related-party Transactions
The Company incurred additional expenses during the years ended December 31, 2021, 2020 and 2019, of approximately $0.9 million, $0.6 million, $2.5 million, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back, facility costs, and other services. These expenses were included in selling and general and administrative expenses in the accompanying consolidated statement of operations. Accrued expenses and other current liabilities included on the Company's balance sheets associated with these related-party transactions at December 31, 2021 and 2020 were $0.1 million and $0.1 million, respectively.
On July 31, 2019, in an effort to deliver additional cost savings and cash-flow improvements, the Company completed a spin-off of Wireless, its wireless internet business. Associated with the spin-off, the Company and Wireless entered into a Transition Service Agreement (“TSA”) According to the TSA, Vivint performs specified services for Wireless, including human resources, information technology, and facilities. The Company invoices Wireless on a monthly basis for these agreed upon services. Additionally, Vivint cross charges Wireless for items not included in the TSA but that are paid for by Vivint on behalf of Wireless. There were no transactions associated with these services for the year ended December 31, 2021 and $1.3 million for each of the years ended December 31, 2020 and 2019. There were no balances due to or from Wireless as of December 31, 2021 and 2020.
Transactions with Blackstone
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Reorganization”). In connection with the Reorganization, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $5.7 million, $8.1 million and $5.6 million during the years ended December 31, 2021, 2020 and 2019, respectively and was included in general and administrative expense in the accompanying consolidated statement of operations. Accounts payable and accrued expenses and other current liabilities at December 31, 2021 and 2020 included liabilities of $0.7 million and $8.1 million, respectively to BMP related to the monitoring fee.

Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the years ended December 31, 2021, 2020 and 2019 the Company incurred no costs associated with such services. Additionally, during the year ended December 31, 2019 the Company agreed to reimburse Blackstone for $1.8 million of certain other fees incurred by Blackstone for activities related to the Company and was included in general and administrative expenses in the accompanying consolidated statement of operations. In October 2020, Blackstone provided an updated amount of fees in the amount of $1.3 million. This amount was paid in the fourth quarter of 2021.
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

Related Party Debt
Affiliates of Blackstone participated as initial purchasers, arrangers, or creditors of the 2027 notes and term loan facility amendment and restatement in February 2020 and again in the 2029 notes and term loan facility amendment and restatement in July 2021 and received approximately $1.3 million and $3.0 million, respectively, of fees associated with these transactions. As of December 31, 2021, affiliates of Blackstone held $201.2 million and $18.5 million in the Term Loan Facility and 2029 Notes, respectively. As of December 31, 2020, affiliates of Blackstone held $166.1 million of outstanding aggregate principal of the Term Loan Facility.
In February 2020 and July 2021, an affiliate of Fortress participated as a lender in the amended and restated term loan facility and received approximately $0.9 million and $0.8 million in lender fees, respectively. As of December 31, 2021, Fortress held $11.7 million and $119.7 million in the 2027 Notes and Term Loan Facility, respectively. As of December 31, 2020, Fortress held $72.5 million, $19.9 million, $11.7 million and $173.7 million in the 2023 Notes, 2024 Notes, 2027 Notes and Term Loan Facility, respectively.
In July 2019, 313 Acquisition LLC contributed $4.7 million to the Company as a capital contribution.
Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

18. Segment Reporting and Business Concentrations

For the years ended December 31, 2021, 2020 and 2019, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Year ended December 31, 2021	$1,418,700	$60,688	$1,479,388
Year ended December 31, 2020	$1,186,218	$66,049	$1,252,267
Year ended December 31, 2019	$1,079,246	$71,854	$1,151,100

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
Matching contributions that were made to the plans during the years ended December 31, 2021, 2020 and 2019 totaled $10.3 million and $4.3 million, and $6.5 million, respectively.

20. Basic and Diluted Net Loss Per Share
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
The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019

Numerator:
Net loss attributable to common stockholders	$(305,552)	$(603,331)	$(400,696)
Gain on change in fair value of warrants, diluted	(50,967)	—	—
Net loss attributable to common stockholders, diluted (in thousands)	(356,519)	(603,331)	(400,696)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	208,265,631	179,071,278	94,805,201
Weighted-average effect of potentially dilutive shares to purchase common stock	812,536	—	—
Shares used in computing net loss attributable per share to common stockholders, diluted	209,078,167	179,071,278	94,805,201
Net loss attributable per share to common stockholders:
Basic	$(1.47)	$(3.37)	$(4.23)
Diluted	$(1.71)	$(3.37)	$(4.23)
The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of December 31,
	2021	2020	2019
Rollover SARs	2,004,712	2,474,011	3,603,537
Rollover LTIPs	—	2,316,869	4,633,738
RSUs	9,570,667	8,692,347	51,929
PSUs	9,643,666	4,877,277	—
Public warrants	—	878,346	—
Private placement warrants	—	5,933,334	—
Earnout shares reserved for future issuance	24,060	1,260,281	—

See Note 7 for additional information regarding the earnout shares and see Note 14 for additional information regarding the terms of the Rollover SARs, Rollover LTIPs, RSUs, PSUs, earnout shares and public and private placement warrants.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021 our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Remediation of Previously Disclosed Material Weakness
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 we identified a material weakness in our internal controls over financial reporting related to our controls over the timing of revenue recognition. Specifically, we did not properly design and maintain effective controls over revenue in the quarter ended September 30, 2021 and prior periods to accurately determine the appropriate period to recognize revenue associated with certain transactions. These transactions primarily related to specific monthly service charge adjustments and modifications that created a material right to the customer.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During the fourth quarter of fiscal 2021, we implemented the below changes to our processes and controls to improve our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness:
•Implemented formal processes to require accounting approval prior to their entry into our billing system for all new system settings that determine the period over which revenue is recognized (“System Settings”), to ensure appropriate revenue recognition;
•Developed and implemented additional testing and review procedures related to the System Settings, to ensure the revenue recognition settings are correct at the time of input and do not change over time;
•Improved the design and operation of our internal controls related to the testing of customer contracts, to increase the number of contracts tested and perform a comprehensive review of all modifications to the contracts since their inception that could impact the timing of revenue recognition, as well as the inputs that determine the computation of revenue; and
•Provided additional training to the accounting staff on our billing and customer relationship management systems and the processing of customer contracts in those systems.

Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation indicated above, there have been no changes in our control environment (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
On February 25, 2022, Patrick E. Kelliher, the Company’s Chief Accounting Officer, and the Company reached a mutual agreement that Mr. Kelliher would step down from his position. While the exact timing of Mr. Kelliher’s departure has not been determined, it is anticipated that Mr. Kelliher will continue in his role through some mutually agreed upon transition period.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
The remaining information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the Company’s fiscal year on December 31, 2021 (the “Proxy Statement”).

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
1.Financial Statements:
Included in Part II, Item 8 of this Annual Report.
2.Financial Statement Schedules:
All other financial schedules are omitted because they are not applicable or not required, or because the information is included herein in Part II. Item 8 in our consolidated financial statements or the notes related thereto.
(b) Exhibits

EXHIBIT INDEX
Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of September 15, 2019, by and among the Company, Maiden Merger Sub, Inc. and Legacy Vivint Smart Home, Inc. (incorporated by reference to Exhibit 2.1 of Mosaic Acquisition Corp.'s Form 8-K, filed with the SEC on September 16, 2019).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated December 18, 2019, by and among the Company, Maiden Merger Sub, Inc. and Legacy Vivint Smart Home, Inc. (incorporated by reference to Exhibit 2.1 of Mosaic Acquisition Corp.'s Form 8-K filed with the SEC on December 19, 2019).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed with the SEC on January 24, 2020).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on January 24, 2020).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed with the SEC on January 24, 2020).

4.1
Indenture, dated as of May 26, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 26, 2016).

4.2
First Supplemental Indenture, dated as of August 17, 2016, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on August 17, 2016).

4.3
Second Supplemental Indenture, dated as of February 1, 2017, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Company’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on February 1, 2017).

4.4
Indenture, dated as of August 10, 2017, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to the Company's 7.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on From 8-K of APX Group Holdings, Inc. filed on August 10, 2017).

4.5
Indenture, dated as of May 10, 2019, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 10, 2019).

4.6
Indenture, dated as of February 14, 2020, among APX Group, Inc., the guarantors party thereto and Wilmington Trust, National Association as trustee and collateral agent relating to APX Group, Inc.’s 6.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2020).

4.7	Form of Note relating to APX Group, Inc.’s 6.75% Senior Secured Notes due 2027 (included in Exhibit 4.6 above).

4.8
Third Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc. and Wilmington Trust, National Association, as trustee relating to APX Group, Inc.’s 7.875% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).

4.9
First Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc. and Wilmington Trust, National Association, as trustee relating to APX Group, Inc.’s 7.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).

4.1
First Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc., the indirect parent company of APX Group, Inc., and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 8.50% Senior Secured Notes due 2024 (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).

4.11
First Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc., the indirect parent company of APX Group, Inc., and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 6.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).

4.12
Registration Rights Agreement, dated as of May 10, 2019, by and among APX Group, Inc., the guarantors listed on Schedule I thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 10, 2019).

4.13	Description of the Securities of Vivint Smart Home, Inc. as of December 31, 2021.

4.14	Specimen Warrant Certificate of Mosaic (incorporated by reference to Exhibit 4.3 of Mosaic’s Form S-1 filed with the SEC on September 27, 2017).

4.15	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021).

4.16
Warrant Agreement, dated as of September 26, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K filed on October 24, 2017).

4.17
Indenture, dated as of July 9, 2021, between APX Group, Inc., as the Issuer, the guarantors party hereto, and Wilmington Trust, National Association, as trustee, payment agent and registrar, relating to the Company's 5.75% Senior Notes due 2029 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2021).

4.18	Form of Note relating to APX Group, Inc.’s 5.75% Senior Notes due 2029 (included in Exhibit 4.17 above).

10.1
Second Amended and Restated Credit Agreement, dated as of July 9, 2021, among APX Group Holdings, Inc., as Holdings, APX Group, Inc., as the borrower, the guarantors party hereto from time to time, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 12, 2021).

10.2
Security Agreement, dated as of November 16, 2012, among the grantors named therein and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein).

10.3
Intercreditor Agreement and Collateral Agency Agreement, dated as of November 16, 2012, among 313 Group Inc., the other grantors named therein, Bank of America, N.A., as Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each Additional Collateral Agent from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein).

10.4	Amended and Restated Security Agreement, dated as of July 9, 2021, among the grantors identified therein and Bank of America, N.A., as administrative agent.

10.5
Collateral Agent Joinder Agreement No. 1, dated as of September 6, 2018 to the Intercreditor and Collateral Agency Agreement dated as of November 16, 2012, among APX Group, Inc., the grantors party thereto, Bank of America, N.A. as the Credit Agreement Collateral Agent, Wilmington Trust, National Association, as Notes Collateral Agent, and each additional collateral agent from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018).

10.6
Transaction Agreement, dated September 16, 2012, by and among 313 Acquisition LLC, 313 Group, Inc., 313 Solar, Inc., 313 Technologies, Inc., APX Group, Inc., V Solar Holdings, Inc. and 2GIG Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein).

10.7†
Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein).

10.8†
Management Subscription Agreement (Co-Investment Units), dated as of November 16, 2012, between 313 Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein).

10.9†
Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Todd Pedersen (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein).

10.10†
Management Subscription Agreement (Incentive Units), dated as of November 16, 2012, between Acquisition LLC and Alex Dunn (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein).

10.11†
Form of Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein).

10.12†
Form of Management Subscription Agreement (Co-Investment Units) (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of APX Group Holdings, Inc. and the other registrants listed therein).

10.13†	Amended and Restated 313 Acquisition LLC Unit Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on September 23, 2016).

10.14†
Form of Letter Amendment, dated March 8, 2016, to Management Subscription Agreement (Incentive Units) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2015).

10.15†	Form of Retention Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018).

10.16†
Form of Restricted Stock Unit Award Agreement under the Vivint Group, Inc. Amended and Restated 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of APX Group Holdings, Inc. for the quarterly period ended September 30, 2018).

10.17
Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (Portions of this exhibit have been omitted pursuant to confidential treatment order) (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of APX Group Holdings, Inc. for the fiscal year ended December 31, 2017).

10.18†
Incentive Compensation Plan originally adopted on March 4, 2019 and assumed by Vivint Smart Home, Inc. on February 29, 2020 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021).

10.19
Registration Rights Agreement, dated September 15, 2019, between the Company, Legacy Vivint Smart Home and the holders party thereto (incorporated by reference to Exhibit 10.19 of the Company’s Form S-4, filed with the SEC on September 24, 2019).

10.20
Stockholders Agreement, dated as of September 15, 2019, among the Company, Legacy Vivint Smart Home and the other parties thereto (incorporated by reference to Exhibit 10.20 of the Company’s Form S-4 filed with the SEC on September 24, 2019).

10.21
Subscription Agreement, by and among the Company, Legacy Vivint Smart Home and Fayerweather Fund Eiger, L.P., dated December 18, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on December 19, 2019).

10.22†
Amended and Restated Support and Services Agreement, among Mosaic, APX, Blackstone Management Partners L.L.C., Blackstone Capital Partners VI L.P. and 313 Acquisition, dated September 15, 2019 and effective as of January 17, 2020 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on September 24, 2019).

10.23†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K/A filed on January 27, 2020).

10.24†
Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment on Form S-8 to Registration Statement on Form S-4 filed on March 24, 2020).

10.25†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).

10.26†
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).

10.27†
Employment Agreement, dated March 2, 2020, between Vivint Smart Home, Inc. and Dale R. Gerard (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-4/A of APX Group Holdings, Inc. filed on March 23, 2020).

10.28†
Employment Agreement, dated March 2, 2020, between Vivint Smart Home, Inc., APX Group, Inc., and Todd M. Santiago (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4/A of APX Group Holdings, Inc. filed on March 23, 2020).

10.29†
Separation Agreement, dated March 2, 2020, between Vivint Smart Home, Inc., ADDD Trust, 313 Acquisition LLC, and Alex J. Dunn (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4/A of APX Group Holdings, Inc. filed on March 23, 2020).

10.30†
Separation Agreement, dated March 13, 2020, between Vivint Smart Home, Inc. and Matthew J. Eyring (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4/A of APX Group Holdings, Inc. filed on March 23, 2020).

10.31†
Employment agreement dated March 2, 2020, between Vivint Smart Home, Inc., APX Group, Inc. and JT Hwang (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021).

10.32†	First Amendment to Stockholders Agreement, dated as of April 24, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2020).

10.33†
Form of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020).

10.34
First Amendment, effective May 29, 2018, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2021).

10.35
Second Amendment, effective February 26, 2019, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2021).

10.36
Third Amendment, effective March 31, 2021, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2021).

10.37
Fourth Amendment, effective March 31, 2021, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021).

10.38	Fifth Amendment, effective January 25, 2022, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc.

10.39
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (2021 Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2021).

10.40
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (2021 Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2021).

10.41†
Transition and Consulting Agreement, dated June 17, 2021, by and among Vivint Smart Home, Inc. and Shawn J. Lindquist (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021).

10.42†	Amended and Restated Employment Agreement, dated February 27, 2022, between Vivint Smart Home, Inc. and David Bywater.

10.43†	Employment Agreement, dated July 22, 2022, between Vivint Smart Home, Inc. and Daniel Garen.

21.1	Subsidiaries of Vivint Smart Home, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Registrant’s Chief Executive Officer, David Bywater, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of the Registrant’s Chief Financial Officer, Dale Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of the Registrant’s Chief Executive Officer, David Bywater, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Dale Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials are formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
Certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information (i) is not material and (ii) is the type that the Registrant treats as private or confidential.

The agreements and other documents filed as exhibits to this Annual Report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.

ITEM 16.FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVINT SMART HOME, INC.

By:	/s/ DALE R. GERARD
Dale R. Gerard
Chief Financial Officer

Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2022.

Name	Title

/s/ David H. Bywater	Chief Executive Officer and Director
DAVID H. BYWATER	(Principal Executive Officer and Director)

/s/ Dale R. Gerard	Chief Financial Officer
DALE R. GERARD	(Principal Financial Officer)

/s/ Patrick E. Kelliher	Chief Accounting Officer
PATRICK E. KELLIHER	(Principal Accounting Officer)

/s/ David F. D'Alessandro	Director
DAVID F. D’ALESSANDRO

/s/ Barbara J. Comstock	Director
BARBARA J. COMSTOCK

/s/ Paul S. Galant	Director
PAUL S. GALANT

/s/ Jay D. Pauley	Director
JAY D. PAULEY

/s/ Todd R. Pedersen	Director
TODD R. PEDERSEN

/s/ Michael Staub	Director
MICHAEL STAUB

/s/ Joseph S. Tibbetts, Jr.	Director
JOSEPH S. TIBBETTS, JR.

/s/ Peter F. Wallace	Director
PETER F. WALLACE