Form 10-Q
period 2022-03-31
Vivint Smart Home, Inc.
filed 2022-05-04
CIK 1713952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2022, there were 212,569,131 shares of Class A common stock outstanding.

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
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Form 10-K”), as such factors may be updated in our periodic reports filed with the SEC, and contained elsewhere in this Quarterly Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•the duration and scope of the evolving COVID-19 pandemic;
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
•the impact of changes in consumer spending patterns, consumer preferences, local, regional, and national economic conditions, crime, geopolitical tensions, weather, and demographic trends;
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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of the Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov. The risks described in the “Risk Factors” section referenced above are not exhaustive. Certain sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$153,217	$208,509
Accounts and notes receivable, net	58,919	63,671
Inventories	64,221	51,251
Prepaid expenses and other current assets	36,416	19,385
Total current assets	312,773	342,816
Property, plant and equipment, net	56,170	55,448
Capitalized contract costs, net	1,376,068	1,405,442
Deferred financing costs, net	1,974	2,088
Intangible assets, net	38,439	51,928
Goodwill	837,577	837,153
Operating lease right-of-use assets	44,779	46,000
Long-term notes receivables and other non-current assets, net	45,373	44,753
Total assets	$2,713,153	$2,785,628
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$112,970	$96,317
Accrued payroll and commissions	55,947	83,347
Accrued expenses and other current liabilities	213,875	236,250
Deferred revenue	441,874	429,900
Current portion of notes payable, net	13,500	13,500
Current portion of operating lease liabilities	12,396	12,033
Current portion of finance lease liabilities	2,240	2,854
Total current liabilities	852,802	874,201
Notes payable, net	2,291,651	2,347,765
Notes payable, net - related party	405,115	351,080
Finance lease liabilities, net of current portion	1,404	1,416
Deferred revenue, net of current portion	760,934	778,214
Operating lease liabilities, net of current portion	39,848	41,713
Warrant derivative liabilities	15,271	24,564
Other long-term obligations	99,121	106,135
Deferred income tax liabilities	893	640
Total liabilities	4,467,039	4,525,728
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Class A Common stock, $0.0001 par value, 3,000,000,000 shares authorized; 212,561,154 and 208,734,193 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	21	21
Preferred stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,716,996	1,703,815
Accumulated deficit	(3,444,469)	(3,417,038)
Accumulated other comprehensive loss	(26,434)	(26,898)
Total stockholders’ deficit	(1,753,886)	(1,740,100)
Total liabilities and stockholders’ deficit	$2,713,153	$2,785,628
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Recurring and other revenue	$392,748	$342,327
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	95,460	96,531
Selling expenses (exclusive of amortization of deferred commissions of $54,906 and $52,078, respectively, which are included in depreciation and amortization shown separately below)	78,037	114,541
General and administrative expenses	55,515	66,801
Depreciation and amortization	154,394	146,912
Total costs and expenses	383,406	424,785
Income (Loss) from operations	9,342	(82,458)
Other expenses (income):
Interest expense	37,511	49,803
Interest income	(133)	(44)
Change in fair value of warrant liabilities	(9,293)	(29,103)
Other expense (income), net	8,256	(14,559)
Loss before income taxes	(26,999)	(88,555)
Income tax expense	432	244
Net loss	$(27,431)	$(88,799)
Net loss attributable per share to common stockholders:
Basic	$(0.13)	$(0.43)
Diluted	$(0.13)	$(0.57)
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic	210,739,678	206,791,625
Diluted	210,739,678	208,989,080
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(27,431)	$(88,799)
Other comprehensive income, net of tax effects:
Foreign currency translation adjustment	464	392
Total other comprehensive income	464	392
Comprehensive loss	$(26,967)	$(88,407)
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit) (unaudited)
(In thousands, except shares)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, beginning of period	208,734,193	21	1,703,815	(3,417,038)	(26,898)	(1,740,100)
Tax withholdings related to net share settlement of equity awards	(1,564,768)	—	(11,701)	—	—	(11,701)
Issuance of common stock upon exercise or vesting of equity awards	5,391,729	—	—	—	—	—
Net Loss	—	—	—	(27,431)	—	(27,431)
Foreign currency translation adjustment	—	—	—	—	464	464
Stock-based compensation	—	—	24,882	—	—	24,882
Balance, end of period	212,561,154	$21	$1,716,996	$(3,444,469)	$(26,434)	$(1,753,886)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, beginning of period	202,216,341	$20	$1,548,786	$(3,111,486)	$(26,809)	$(1,589,489)
Issuance of earnout shares	1,237,211	—	—	—	—	—
Tax withholdings related to net share settlement of equity awards	(1,663,202)	—	(28,735)	—	—	(28,735)
Forfeited shares	(17,198)	—	—	—	—	—
Warrants exercised	825,016	—	19,743	—	—	19,743
Issuance of common stock upon exercise or vesting of equity awards	6,072,698	1	—	—	—	1
Net Loss	—	—	—	(88,799)	—	(88,799)
Foreign currency translation adjustment	—	—	—	—	392	392
Stock-based compensation	—	—	85,233	—	—	85,233
Balance, end of period	208,670,866	$21	$1,625,027	$(3,200,285)	$(26,417)	$(1,601,654)

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,431)	$(88,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized contract costs	136,584	127,768
Amortization of customer relationships	13,302	14,521
Depreciation and amortization of property, plant and equipment and other intangible assets	4,508	4,623
Amortization of deferred financing costs and bond premiums and discounts	1,410	949
(Gain) loss on sale or disposal of assets	(1,878)	19
Gain on changes in fair value of warrant derivative liabilities	(9,293)	(29,103)
Stock-based compensation	24,872	85,251
Provision for doubtful accounts	6,580	4,712
Deferred income taxes	(3,180)	(4,953)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(1,986)	(7,454)
Inventories	(12,954)	(32,985)
Prepaid expenses and other current assets	(17,031)	(11,894)
Capitalized contract costs, net	(106,782)	(98,923)
Long-term notes receivables and other non-current assets, net	2,979	8,947
Right-of-use assets	1,221	2,394
Accounts payable	17,008	36,521
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	(56,951)	(43,457)
Current and long-term operating lease liabilities	(1,504)	(2,684)
Deferred revenue	(5,568)	20,391
Net cash used in operating activities	(36,094)	(14,156)
Cash flows from investing activities:
Capital expenditures	(5,203)	(4,647)
Proceeds associated with sales and disposal of other assets	2,000	99
Acquisition of intangible assets	(79)	—
Net cash used in investing activities	(3,282)	(4,548)
Cash flows from financing activities:
Repayment of notes payable	(3,375)	(2,375)
Taxes paid related to net share settlements of stock-based compensation awards	(11,701)	(28,701)
Proceeds from warrant exercises	—	10,819
Repayments of finance lease obligations	(911)	(500)
Net cash used in financing activities	(15,987)	(20,757)
Effect of exchange rate changes on cash and cash equivalents	71	6
Net decrease in cash and cash equivalents	(55,292)	(39,455)
Cash and cash equivalents:
Beginning of period	208,509	313,799
End of period	$153,217	$274,344
Supplemental non-cash investing and financing activities:
Finance lease additions	$283	$413
Intangible asset acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$157	$—
Reclassification of warrant derivative liability for exercised warrants	$—	$8,924
Capital expenditures included within accounts payable	$3,067	$1,553
Intangible asset acquisitions included within accounts payable, accrued expenses and other current liabilities and other long-term obligations	$—	$382
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company without audit. The accompanying condensed consolidated financial statements include the accounts of Vivint Smart Home, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2021 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022, which is available on the SEC’s website at www.sec.gov.
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company are presented for Vivint Smart Home, Inc. and its wholly-owned subsidiaries. The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to GAAP. Preparing financial statements requires the Company to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on the Company’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the Company’s estimates. The results of operations presented herein are not necessarily indicative of the Company’s results for any future period.
Vivint Flex Pay
The Vivint Flex Pay plan (“Vivint Flex Pay”) became the Company’s primary equipment financing model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through third-party financing providers (“Consumer Financing Program” or “CFP”), (2) the Company generally offers to a limited number of customers not eligible for the CFP, but who qualify under the Company's underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card or by obtaining short-term financing (generally, no more than six month installment terms) through the Company).
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
Because of the nature of these provisions, the Company records a derivative liability at its fair value when the Financing Provider originates Loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability is reduced as payments are made by the Company to the Financing Provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the unaudited condensed consolidated statement of operations. (see Note 8 “Financial Instruments” for additional information).
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
Accounts Receivable

Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services, amounts due from third-party financing providers and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. Accounts receivable totaled $24.6 million and $26.4 million at March 31, 2022 and December 31, 2021, respectively, net of the allowance for doubtful accounts of $11.7 million and $13.3 million at March 31, 2022 and December 31, 2021, respectively. The Company estimates this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$13,271	$9,911
Provision for doubtful accounts	6,580	4,712
Write-offs and adjustments	(8,178)	(6,498)
Balance at end of period	$11,673	$8,125
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
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. The Company calculates amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortizes those deferred contract costs on a straight-line basis over the expected period of benefit that the Company has determined to be five years, consistent with the pattern in which the Company provides services to its customers. The Company believes this pattern of amortization appropriately reduces the carrying value of the capitalized contract costs over time to reflect the decline in the value of the assets as the remaining period of benefit for each monthly portfolio of contracts decreases. The period of benefit of five years is longer than a typical contract term because of anticipated contract renewals. The Company applies this period of benefit to its entire portfolio of contracts. The Company updates its estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. No such changes were made for the three months ended March 31, 2022 and 2021. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations.
The carrying amount of the capitalized contract costs is periodically reviewed for impairment. In performing this review, the Company begins by analyzing for impairment indicators. If impairment indicators exist, the Company considers whether the carrying amount of the capitalized contract costs will be recovered. In estimating the amount of consideration the Company expects to receive in the future related to capitalized contract costs, the Company considers factors such as attrition rates, economic factors, and industry developments, among other factors. If it is determined that capitalized contract costs are impaired, an impairment loss is recognized for the amount by which the carrying amount of the capitalized contract costs and the anticipated costs that relate directly to providing the future services exceed the consideration that has been received and that is expected to be received in the future. During the three months ended March 31, 2022 and 2021, no impairment losses were recorded.
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
The Company’s depreciation and amortization included in the unaudited condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization of capitalized contract costs	$136,584	$127,769
Amortization of definite-lived intangibles	13,615	15,018
Depreciation and amortization of property, plant and equipment	4,195	4,125
Total depreciation and amortization	$154,394	$146,912
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
Deferred Financing Costs

Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 3 “Long-Term Debt.” Deferred financing costs associated with the revolving credit facility reported in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at March 31, 2022 and December 31, 2021 were $2.0 million and $2.1 million, net of accumulated amortization of $11.6 million and $11.5 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at March 31, 2022 and December 31, 2021 were $33.0 million and $34.3 million, net of accumulated amortization of $78.7 million and $77.4 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $1.4 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. (See Note 3 “Long-Term Debt” for additional detail).
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
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The current portion of the liability included in accrued payroll and commissions was $4.5 million and $4.3 million at March 31, 2022 and December 31, 2021, respectively, and the noncurrent portion included in other long-term obligations was $23.3 million and $23.2 million at March 31, 2022 and December 31, 2021, respectively.
Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 10 “Stock-Based Compensation and Equity” for additional details).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $16.4 million and $16.8 million for the three months ended March 31, 2022 and 2021, respectively.
Research and Development
Research and development costs consist primarily of employee compensation and related expenses, product development expenses, third-party development support costs, facility costs as well as allocated overhead costs and are included in general and administrative expense. The Company incurred $15.0 million and $12.7 million during the three months ended March 31, 2022 and 2021, respectively.
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
Concentrations of Supply Risk
As of March 31, 2022, approximately 95% of the Company’s installed panels were the Company's proprietary SkyControl or Smart Hub panels and 5% were 2GIG Go!Control panels. The loss of the Company's SkyControl or Smart Hub panel suppliers could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2022 and 2021.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company tests goodwill at the reporting unit level for impairment annually as of October 1 and on an interim basis when events occur or circumstances exist that indicate the carrying value may no longer be recoverable. If impairment indicators exist, the Company compares the fair value of our reporting units with the carrying amount, including goodwill. The Company recognizes an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. The Company’s reporting units are determined based on its current reporting structure, which as of March 31, 2022 consisted of one reporting unit. As of March 31, 2022, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
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

	Three Months Ended March 31,
	2022	2021
Translation gain	$(390)	$(572)
Letters of Credit
As of both March 31, 2022 and December 31, 2021, the Company had $11.1 million and $14.0 million of letters of credit issued in the ordinary course of business, all of which are undrawn.
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
The Company accounts for its private placement warrants as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are re-measured at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations.

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
The Company also provides its customers with service warranties associated with product replacement and related services. As of March 31, 2022 and December 31, 2021, the Company had warranty service reserves of $6.2 million and $6.0 million, respectively, which are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
During the three months ended March 31, 2022 and 2021, the Company recognized revenues of $146.2 million and $113.9 million, respectively, that were included in the deferred revenue balance as of December 31, 2021 and 2020, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2022, approximately $3.3 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 64% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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

3. Long-Term Debt
The Company’s debt at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022
	Outstanding Principal	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
6.750% Senior Secured Notes Due 2027	$600,000	$(4,601)	$595,399
5.750% Senior Notes Due 2029	800,000	(10,786)	789,214
Senior Secured Term Loan - noncurrent	1,329,749	(17,596)	1,312,153
Total Long-Term Debt	2,729,749	(32,983)	2,696,766
Senior Secured Term Loan - current	13,500	—	13,500
Total Debt	$2,743,249	$(32,983)	$2,710,266

	December 31, 2021
	Outstanding Principal	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
6.750% Senior Secured Notes Due 2027	$600,000	$(4,835)	$595,165
5.750% Senior Notes Due 2029	800,000	(11,154)	788,846
Senior Secured Term Loan - noncurrent	1,333,125	(18,291)	1,314,834
Total Long-Term Debt	2,733,125	(34,280)	2,698,845
Senior Secured Term Loan - current	13,500	—	13,500
Total Debt	$2,746,625	$(34,280)	$2,712,345

(1)Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 were $2.0 million and $2.1 million, respectively.

2027 Notes
As of March 31, 2022, APX had $600.0 million outstanding aggregate principal amount of 6.75% senior secured notes due 2027 (the “2027 notes”). The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the Revolving Credit Facility and the Term Loan Facility (as defined below), in each case, subject to certain exceptions and permitted liens. Interest accrues at the rate of 6.75% per annum for the 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.
2029 Notes
As of March 31, 2022, APX had $800.0 million outstanding aggregate principal amount of 5.75% senior notes due 2029 (the “2029 notes” and, together with the 2027 notes the “Notes”). The 2029 notes will mature on July 15, 2029. Interest accrues at the rate of 5.75% per annum for the 2029 notes. Interest on the 2029 notes is payable semiannually in arrears on January 15 and July 15 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.
Senior Secured Credit Facilities
The Company's senior secured credit facilities provides for (i) a term loan facility (the "Term Loan Facility", and the loans thereunder, the "Term Loans") and (ii) a revolving credit facility with commitments in an aggregate principal amount of $370.0 million (the "Revolving Credit Facility", and the loans thereunder, the "Revolving Loans").
As of March 31, 2022, APX had outstanding term loans under the Term Loan Facility in an aggregate principal amount of $1,343.2 million. APX is required to make quarterly amortization payments under the Term Loan Facility in an amount equal to 0.25% of the aggregate principal amount of the Term Loans outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loans will be due and payable in full on July 9, 2028. APX may prepay the Term Loans on the terms specified in the Credit Agreement. No amortization payments are required under the Revolving Credit Facility
In addition to paying interest on outstanding principal under the Revolving Credit Facility, APX is required to pay a quarterly commitment fee of 50 basis points (which will be subject to two interest rate step-downs of 12.5 basis points, based on APX meeting consolidated first lien net leverage ratio tests) to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. APX also pays customary letter of credit and agency fees. The revolving credit commitments outstanding under the Revolving Credit Facility will be due and payable in full on July 9, 2026.
Borrowings under the amended and restated Term Loan Facility and Revolving Credit Facility bear interest, at APX’s option, at a rate per annum equal to either (a)(i) a base rate determined by reference to the highest of (1) the “Prime Rate” in the United States as published in The Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the LIBOR rate for a one month interest period plus 1.00%, plus (ii) 2.50% (or after the delivery of financial statements for the fiscal quarter ended December 31, 2021, between 2.50% and 2.00%, depending on the first lien net leverage ratio of the applicable fiscal quarter) or (b)(i) a LIBOR rate determined by reference to the applicable page for the LIBOR rate for the interest period relevant to such borrowing plus (ii) 3.50% (or after the delivery of financial statements for the fiscal quarter ended December 31, 2021, between 3.50% and 3.00%, depending on the first lien net leverage ratio of the applicable fiscal quarter), subject in each case to an agreed interest rate floor.
There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the Company had $358.9 million of availability under the Revolving Credit Facility (after giving effect to $11.1 million of letters of credit outstanding and no borrowings).
Deferred Financing Costs
Deferred financing costs are amortized to interest expense over the life of the issued debt. The following table presents deferred financing activity for the three months ended March 31, 2022 and 2021 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2021	Amortized	Balance March 31, 2022
Revolving Credit Facility	$2,088	$(114)	$1,974
2027 Notes	4,835	(234)	4,601
2029 Notes	11,153	(367)	10,786
Term Loan	18,290	(694)	17,596
Total Deferred Financing Costs	$36,366	$(1,409)	$34,957

	Unamortized Deferred Financing Costs
	Balance December 31, 2020	Amortized	Balance March 31, 2021
Revolving Credit Facility	$1,667	$(100)	$1,567
2022 Notes	4,697	(613)	4,084
2023 Notes	2,241	(210)	2,031
2024 Notes	3,530	(226)	3,304
2027 Notes	5,771	(234)	5,537
Term Loan	10,921	(546)	10,375
Total Deferred Financing Costs	$28,827	$(1,929)	$26,898

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
The following table summarizes the RIC receivables (in thousands):

	March 31, 2022	December 31, 2021
RIC receivables, gross	$81,092	$90,204
RIC allowance	(11,062)	(12,384)
Imputed interest	(6,607)	(7,469)
RIC receivables, net	$63,423	$70,351

Classified on the unaudited condensed consolidated balance sheets as:
Accounts and notes receivable, net	$34,332	$37,270
Long-term notes receivables and other assets, net	29,091	33,081
RIC receivables, net	$63,423	$70,351
The changes in the Company’s RIC allowance were as follows (in thousands):

	Three months ended March 31, 2022	Three months ended March 31, 2021
RIC allowance, beginning of period	$12,384	$27,061
Write-offs	(3,336)	(4,057)
Recoveries	881	1,134
Additions from RICs originated during the period	1,434	1,148
Change in expected credit losses	(325)	—
Other adjustments (1)	24	1,069
RIC allowance, end of period	$11,062	$26,355

(1) Other adjustments primarily reflect changes in foreign currency exchange rates related to Canadian RICs.
The amount of RIC imputed interest income recognized in recurring and other revenue was $1.4 million and $2.2 million during the three months ended March 31, 2022 and 2021, respectively.

5. Balance Sheet Components
The following table presents material balance sheet component balances (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses and other current assets
Prepaid expenses	$27,978	$12,791
Deposits	593	627
Other	7,845	5,967
Total prepaid expenses and other current assets	$36,416	$19,385
Capitalized contract costs
Capitalized contract costs	$4,213,629	$4,103,683
Accumulated amortization	(2,837,561)	(2,698,241)
Capitalized contract costs, net	$1,376,068	$1,405,442
Long-term notes receivables and other assets
RIC receivables, gross	$46,760	$52,934
RIC allowance	(11,062)	(12,384)
RIC imputed interest	(6,607)	(7,469)
Deferred income tax assets	5,529	2,022
Other	10,753	9,650
Total long-term notes receivables and other assets, net	$45,373	$44,753
Accrued payroll and commissions
Accrued commissions	$27,279	$47,879
Accrued payroll	28,668	35,468
Total accrued payroll and commissions	$55,947	$83,347
Accrued expenses and other current liabilities
Accrued interest payable	$17,524	$40,333
Current portion of derivative liability	139,413	140,394
Service warranty accrual	6,220	5,992
Accrued taxes	13,651	10,758
Accrued payroll taxes and withholdings	12,540	14,392
Loss contingencies	8,150	8,150
Other	16,377	16,231
Total accrued expenses and other current liabilities	$213,875	$236,250

6. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021	Estimated Useful Lives
Vehicles	$39,556	$40,103	3 - 5 years
Computer equipment and software	85,383	83,479	3 - 5 years
Leasehold improvements	29,990	30,087	2 - 15 years
Office furniture, fixtures and equipment	22,661	22,327	2 - 7 years
Construction in process	13,049	11,089
Property, plant and equipment, gross	190,639	187,085
Accumulated depreciation and amortization	(134,469)	(131,637)
Property, plant and equipment, net	$56,170	$55,448

Property, plant and equipment, net includes approximately $15.9 million and $16.5 million of assets under finance lease obligations at March 31, 2022 and December 31, 2021, respectively, net of accumulated amortization of $24.5 million and $24.5 million, respectively. Depreciation and amortization expense on all property, plant and equipment was $4.2 million and $4.1 million during the three months ended March 31, 2022 and 2021. Amortization expense related to assets under finance leases is included in depreciation and amortization expense.

7. Goodwill and Intangible Assets
    Goodwill
As of March 31, 2022 and December 31, 2021, the Company had a goodwill balance of $837.6 million and $837.2 million, respectively. The change in the carrying amount of goodwill during the three months ended March 31, 2022 was the result of foreign currency translation adjustments.
    Intangible assets, net
The following table presents intangible asset balances (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$970,589	$(935,084)	$35,505	$969,376	$(920,617)	$48,759	10 years
2GIG 2.0 technology	—	—	—	17,000	(17,000)	—	8 years
Other technology	2,917	(2,917)	—	4,725	(4,725)	—	2 - 7 years
Space Monkey technology	—	—	—	7,100	(7,100)	—	6 years
Patents	11,213	(8,344)	2,869	11,180	(8,076)	3,104	5 years
Total definite-lived intangible assets:	984,719	(946,345)	38,374	1,009,381	(957,518)	51,863

Indefinite-lived intangible assets:
Domain names	65	—	65	65	—	65
Total intangible assets, net	$984,784	$(946,345)	$38,439	$1,009,446	$(957,518)	$51,928

Amortization expense related to intangible assets was approximately $13.6 million and $15.0 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the remaining weighted-average amortization period for definite-lived intangible assets was 0.7 years. Estimated future amortization expense of intangible assets, excluding approximately $0.1 million in patents currently in process, is as follows as of March 31, 2022 (in thousands):

2022 - Remaining Period	$36,322
2023	795
2024	610
2025	514
2026	4
Thereafter	—
Total estimated amortization expense	$38,245

8. Financial Instruments
    Cash and Cash Equivalents
Cash and cash equivalents are classified as level 1 assets, as they have readily available market prices in an active market. The Company’s cash and cash equivalents totaled $153.2 million and $208.5 million as of March 31, 2022 and December 31, 2021, respectively.
The carrying amounts of the Company’s accounts and notes receivable, accounts payable and accrued and other liabilities approximate their fair values.
    Debt
Components of the Company's debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	March 31, 2022		December 31, 2021		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2027 Notes	600,000	613,500	600,000	633,660	6.750%
2029 Notes	800,000	731,760	800,000	795,680	5.750%
Term Loan	1,343,249	1,343,249	1,346,625	1,346,625	N/A
Total	$2,743,249	$2,688,509	$2,746,625	$2,775,965
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
Derivative Financial Instruments
Consumer Financing Program
Under the Consumer Financing Program, the Company pays a monthly fee to Financing Providers based on either the average daily outstanding balance of the Loans or the number of outstanding Loans. For certain Loans, the Company incurs fees at the time of the loan origination and receives proceeds that are net of these fees. The Company also shares the liability for credit losses, depending on the credit quality of the customer. Because of the nature of certain provisions under the Consumer Financing Program, the Company records a derivative liability that is not designated as a hedging instrument and is adjusted to fair value, measured using the present value of the estimated future payments. Changes to the fair value are recorded through other income, net in the condensed consolidated statements of operations. The following represent the contractual future payment obligations with the Financing Providers under the Consumer Financing Program that are components of the derivative:
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding consumer financing program derivative instrument as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Consumer Financing Program Contractual Obligations:
Fair value	$209,089	$216,795
Notional amount	1,133,976	1,160,278

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	139,413	140,394
Other long-term obligations	69,676	76,401
Total Consumer Financing Program Contractual Obligation	$209,089	$216,795
Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative instrument for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31, 2022	Three months ended March 31, 2021
Balance, beginning of period	$216,796	$227,896
Additions	8,462	26,713
Settlements	(26,694)	(23,685)
Net losses (gains) included in earnings	10,525	(13,828)
Balance, end of period	$209,089	$217,096
Warrant Liabilities
The Company holds a derivative warrant liability related to previously issued stock warrants consisting of both private placement warrants and public warrants. As of January 7, 2021, all public warrants were exercised or redeemed and none were outstanding as of March 31, 2022 and December 31, 2021. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the private placement warrants and are considered a Level 3 fair value measurement. The private placement warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations. (See Note 10 for further details on outstanding private placement warrants)
The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2022 and 2021 is summarized as follows (in thousands):

Three months ended March 31, 2022
Private Placement Warrants
Balance, beginning of period	$24,564
Change in fair value of warrant liability	(9,293)
Balance, end of period	$15,271

	Three months ended March 31, 2021
	Public Warrants	Private Placement Warrants	Total Derivative Warrant liability
Balance, beginning of period	$8,063	$75,531	$83,594
Change in fair value of warrant liability	1,350	(29,963)	(28,613)
Write-off fair value of unexercised expired warrants	(490)	—	(490)
Reclassification of derivative liabilities for exercised warrants	(8,923)	—	(8,923)
Balance, end of period	$—	$45,568	$45,568

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31, 2022	As of March 31, 2021
Number of private placement warrants	5,933,334	5,933,334
Exercise price	$11.50	$11.50
Stock price	$6.76	$14.32
Expiration term (in years)	2.8	3.8
Volatility	80%	65%
Risk-free Rate	2.42%	0.58%
Dividend yield	—%	—%

9. Income Taxes
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
The Company’s effective income tax rate for the three months ended March 31, 2022 and 2021 was approximately a negative 1.60% and 0.28%, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 differ from the statutory rate primarily due to not benefiting from expected US losses, US state minimum taxes and Canadian tax expense.
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

10. Stock-Based Compensation and Equity
The Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (the “Plan”) provides for the issuance of stock-based incentive awards to attract, motivate and retain qualified employees and non-employee directors, and to align their financial interests with those of company stockholders. The Company utilizes a combination of time-based and performance-based restricted stock units.
Tracking Units
Compensation expense associated with unvested Company tracking units (“Tracking Units”) is recognized on a ratable straight-line basis over the remaining vesting period. At March 31, 2022, 1,121,682 Tracking Units were unvested, and there was $1.0 million unrecognized compensation expense related to Tracking Units.
Rollover LTIPs
Long-term incentive awards were set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company Rollover LTIPs. In January 2021, the Company made a distribution of Rollover LTIPs to plan participants resulting in the grant of awards and the issuance of 1,609,627 shares of common stock and 847,141 shares of earnouts associated with the LTIPs. At March 31, 2022, there were no remaining long-term incentive awards outstanding and no unrecognized compensation expense related to Rollover LTIPs.
Restricted Stock Units
During the three months ended March 31, 2022, the Company approved grants under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (the “Plan”) of time-vesting restricted stock unit (the “RSUs”) awards (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit) to various levels of key employees. The RSUs are generally subject to a four-year vesting schedule, and 25% of the units will vest on each of the first four anniversaries of the grant date. All vesting shall be subject to the recipient’s continued employment with Vivint Smart Home, Inc. or its subsidiaries through the applicable vesting dates, and certain other vesting criteria as applicable. As of March 31, 2022, 10,265,456 RSUs were outstanding and there was $118.4 million unrecognized compensation expense related to RSUs.
Performance Stock Units
During the three months ended March 31, 2022, the Company approved grants under the Plan of performance-vesting restricted stock units (the “PSUs”) (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit). The PSUs predominantly vest based upon the achievement of specified performance goals and the passage of time (1-4 years), in each case, subject to continued employment on the applicable vesting date. Compensation expense is not recognized until achievement of the performance goals are deemed probable. As of March 31, 2022, 10,221,379 PSUs were outstanding and $88.9 million unrecognized compensation expense related to PSUs.
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating expenses	$2,005	$9,633
Selling expenses	11,467	62,796
General and administrative expenses	12,145	14,608
Total stock-based compensation	$25,617	$87,037

Equity
Class A Common Stock—The Company is authorized to issue 3,000,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At March 31, 2022, there were 212,561,154 shares of Class A common stock issued and outstanding.

Preferred stock—The Company is authorized to issue 300,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2022, there are no preferred stock issued or outstanding.
Warrants—As of March 31, 2022, 5,933,334 private placement warrants were outstanding. Each whole private placement warrant entitles the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants can only be exercised for a whole number of shares. The private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. The private placement warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
During the three months ended March 31, 2022, no warrants were exercised. During the three months ended March 31, 2021, 825,016 public warrants were exercised, for which the Company received $10.8 million of cash.

11. Commitments and Contingencies
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
Legal
The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Actions filed against the Company include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In addition, from time to time the Company is subject to examinations, investigations and/or enforcement actions by federal and state licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). In January 2021, the Company entered into a settlement agreement with the DOJ that resolved this investigation. As part of this settlement, the Company paid $3.2 million to the United States. The Company also received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). In April 2021, the Company entered into a settlement with the FTC that resolved this investigation. As part of this settlement, which was approved by a federal court on May 3, 2021, the Company paid a total of $20 million to the United States and agreed to implement various additional compliance-related measures. The Company is currently in the process of administering the terms of this settlement, which include multiple undertakings by the Company. The Company has been endeavoring to comply with these undertakings and the demands on management and costs incurred in connection with these undertakings may be substantial. The Company has been engaged in ongoing discussions with the staff of the FTC regarding the Company’s compliance with the terms of the settlement. In addition, in accordance with the settlement, the Company is required to undergo biennial assessments by an independent third-party assessor who will review the Company’s compliance programs and provide a report to the FTC staff on the Company’s ongoing compliance with the settlement (“Stipulated Order”). During the three months ended March 31, 2022, the Company completed its first biennial assessment required by the Stipulated Order and received a report with no findings of non-compliance by the assessor. U.S. Customs and Border Protection is investigating the Company’s historical compliance with regulations relating to duties and tariffs in connection with its import of certain products from outside the United States. The Department of Justice is also investigating potential violations of the False Claims Act relating to similar issues. The Company is cooperating with these investigations. The Company also receives inquiries, including civil investigative demands (“CIDs”), from various State Attorneys General, typically from their respective consumer protection or consumer affairs divisions. In general, litigation and enforcements by regulatory agencies can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings and enforcement actions are difficult to predict and the costs incurred can be substantial. The Company believes the amounts accrued in its financial statements to cover these matters, as disclosed in the following paragraph, are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal and enforcement matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company regularly reviews outstanding legal claims, actions, and enforcement matters to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company had accruals for all such matters of approximately $8.2 million as of each period ended March 31, 2022 and December 31, 2021. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not significantly exceed the accruals that the Company has recorded.

12. Leases
The Company has operating leases for corporate offices, warehouse facilities, research and development and other operating facilities, and other operating assets. The Company has finance leases for vehicles, office equipment and other warehouse equipment. The leases have remaining terms of 1 year to 6 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$3,843	$3,940

Finance lease cost:
Amortization of right-of-use assets	$607	$661
Interest on lease liabilities	84	39
Total finance lease cost	$691	$700

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,127)	$(4,230)
Operating cash flows from finance leases	(84)	(39)
Financing cash flows from finance leases	(911)	(500)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,613	$405
Finance leases	283	413

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$44,779	$46,000

Current operating lease liabilities	12,396	12,033
Operating lease liabilities	39,848	41,713
Total operating lease liabilities	$52,244	$53,746

Finance Leases
Property, plant and equipment, gross	$40,398	$40,939
Accumulated depreciation	(24,520)	(24,465)
Property, plant and equipment, net	$15,878	$16,474

Current finance lease liabilities	$2,240	$2,854
Finance lease liabilities	1,404	1,416
Total finance lease liabilities	$3,644	$4,270

Weighted Average Remaining Lease Term
Operating leases	4 years	5 years
Finance leases	2.4 years	2.7 years
Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	4%	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2022 (excluding the three months ended March 31, 2022)	$12,112	$2,147
2023	15,570	946
2024	14,765	604
2025	9,145	43
2026	5,073	—
Thereafter	4,509	—
Total lease payments	61,174	3,740
Less imputed interest	(8,930)	(96)
Total	$52,244	$3,644

13. Related Party Transactions
Other Related-party Transactions
The Company incurred $0.2 million and $0.1 million expenses during the three months ended March 31, 2022 and 2021, respectively, for other related-party transactions including contributions to the charitable organization Vivint Gives Back and other services. Accrued expenses and other current liabilities included on the Company's balance sheets associated with these related-party transactions were $0.1 million at March 31, 2022 and December 31, 2021.
Transactions with Affiliates of Blackstone Inc. (“Blackstone”)
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Reorganization”). In connection with the Reorganization, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred no expenses for such services during the three months ended March 31, 2022, and approximately $1.4 million of expenses during the three months ended March 31, 2021. Accrued expenses and other current liabilities and accounts payable at each period end March 31, 2022 and December 31, 2021 included liabilities of $0.7 million to BMP related to the monitoring fee.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the three months ended March 31, 2022 and 2021 the Company incurred no costs associated with such services.
The Company and the parties to the support and services agreement entered into an amended and restated support and services agreement with BMP. The amended and restated support and services agreement became effective upon the consummation of the merger and amended and restated the existing support and services agreement to, upon the consummation of the merger, (a) eliminate the requirement to pay a milestone payment to BMP upon the occurrence of an IPO, (b) for any fiscal year beginning after the consummation of the merger, (i) eliminate the Minimum Annual Fee and (ii) decrease the “true-up” of the annual Monitoring Fee payment to BMP to 1% of consolidated EBITDA.. Subsequent to the year ended December 31, 2021, the annual Monitoring Fee payment to BMP otherwise payable in connection with the agreement ceased and no other milestone payments or other similar payment are owed by the Company to BMP.
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

Related Party Debt
Affiliates of Blackstone participated as initial purchasers, arrangers, or creditors of the 2027 notes and term loan facility amendment and restatement in July 2021 and received approximately $1.3 million and $3.0 million, respectively, of fees associated with these transactions. As of March 31, 2022, affiliates of Blackstone held $217.9 million and $9.2 million in the Term Loan Facility and 2029 Notes, respectively. As of December 31, 2021, affiliates of Blackstone held $201.2 million and $18.5 million in the Term Loan Facility and 2029 Notes, respectively.
In July 2021, an affiliate of Fortress participated as a lender in the amended and restated term loan facility and received approximately $0.9 million and $0.8 million in lender fees, respectively. As of March 31, 2022, Fortress held $11.7 million,

$13.0 million, and $153.2 million in the 2027 Notes, 2029 Notes, and term loan facility, respectively. As of December 31, 2021, Fortress held $11.7 million and $119.7 million in the 2027 Notes and Term Loan Facility, respectively.
Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

14. Employee Benefit Plan
The Company offers eligible employees the opportunity to contribute a percentage of their earned income into company-sponsored 401(k) plans.
Participants in the 401(k) plan are eligible for the Company’s matching program. Under this program, the Company matches an employee’s contributions to the 401(k) savings plan dollar-for-dollar up to 3% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 2% of such employee’s eligible earnings. The maximum match available under the 401(k) plan is 4% of the employee’s eligible earnings. All contributions under the reinstated program vest immediately.
During the three months ended March 31, 2022 and 2021, the Company made $2.4 million and $2.7 million in matching contributions to the plans, respectively.

15. Segment Reporting and Business Concentrations
For the three months ended March 31, 2022 and 2021, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended March 31, 2022	$379,615	$13,133	$392,748
Three months ended March 31, 2021	326,486	15,841	342,327

16. Basic and Diluted Net Loss Per Share
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
The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three months ended March 31, 2022 and 2021 (in thousands, except share and per-share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(27,431)	$(88,799)
Gain on change in fair value of warrants, diluted	—	(29,963)
Net loss attributable to common stockholders, diluted	$(27,431)	$(118,762)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic	210,739,678	206,791,625
Weighted-average effect of potentially dilutive shares to purchase common stock	—	2,197,455
Shares used in computing net loss attributable per share to common stockholders, diluted	210,739,678	208,989,080
Net loss attributable per share to common stockholders:
Basic	$(0.13)	$(0.43)
Diluted	$(0.13)	$(0.57)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of March 31,
	2022	2021
Stock Appreciation Rights (SARs)	1,864,313	2,452,311
RSUs	10,265,456	9,324,502
PSUs	10,221,379	4,692,084
Private placement warrants	5,933,334	—
Earnout shares reserved for future issuance	24,060	26,613

See Note 10 for additional information regarding the terms of the RSUs, PSUs and private placement warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained herein and the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”) and this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vivint Smart Home, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, respectively, present the financial position and results of operations of Vivint Smart Home, Inc. and its wholly-owned subsidiaries.
Business Overview
Vivint Smart Home is a leading smart home platform company serving approximately 1.9 million subscribers as of March 31, 2022. Our brand name, Vivint, means to “to live intelligently” and our mission is to help our customers do exactly that by providing them with technology and services to create a smarter, greener, safer home that saves them money every month.
Although a number of companies offer single devices such as a doorbell camera, smart speaker or thermostat, single offerings do not make a home smart. Rather, a smart home has multiple devices, properly located and installed, all integrated into a single expandable platform that incorporates artificial intelligence (“AI”) and machine-learning in its operating system.
We make creating this smart home easy and affordable with an integrated platform, exceptional products, hassle-free professional installation and zero percent annual percentage rate (“APR”) consumer financing for most customers. We help consumers create a customized solution for their home by integrating smart cameras (indoor, outdoor, doorbell), locks, lights, thermostats, garage door control, car protection and a host of safety and security sensors. As of March 31, 2022, on average our subscribers had 15 security and smart home devices in each home.
We provide a fully integrated solution for consumers with our vertically integrated business model that includes hardware, software, sales, installation, support and professional monitoring. This model strengthens our ability to deliver superior experiences at every customer touchpoint and a complete end-to-end smart home experience. This seamless integration of high-quality products and services results in an Average Subscriber Lifetime of approximately nine years, as of March 31, 2022. This model also facilitates our ability to offer adjacent products and services that leverage our existing platform and infrastructure, which we believe can extend the Average Subscriber Lifetime and increase the lifetime value we derive from our subscribers.
Our cloud-based home platform currently manages more than 26 million security and smart home devices as of March 31, 2022. Our subscribers are able to interact with their connected home by using their voice or mobile device—anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends and visitors. The average subscriber on our cloud-based home platform engages with our smart home app approximately 11 times per day.
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
Net Subscriber Acquisition Costs per New Subscriber
Net Subscriber Acquisition Costs per New Subscriber is the net cash cost to create new smart home subscribers during a given 12-month period, divided by New Subscribers for that period. These costs include commissions, equipment and associated financing fees (estimated), installation, marketing, sales support, and other allocations (general and administrative); less upfront payments received from the sale of equipment associated with the initial installation, and installation fees. These costs exclude capitalized contract costs and upfront proceeds associated with contract modifications.
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
COVID-19 update
In December 2019, COVID-19 was first reported and on March 11, 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic.

Operational update. During 2020, we implemented a number of operational changes to continue to provide the same level of service our customers have come to rely on, while caring for the well-being of our customers and employees. These changes included transitioning our customer care professionals and corporate employees to work-from-home environments while maintaining our geographically dispersed central monitoring stations to provide 24/7 professional monitoring services for all emergencies, performing operating and safety procedures based on the latest CDC guidelines, providing paid time off for any employee who has contracted COVID-19 or is required to be quarantined by a public health authority and encouraging our employees to receive COVID-19 vaccinations by offering incentives to customer facing employees and by providing vaccines at our onsite clinic located at our Provo, Utah headquarters. We are also developing a plan for employees to return to the office in 2022, utilizing a hybrid model in which employees split their time between working from the office and from home.
The United States has experienced multiple spikes in new COVID-19 cases since the beginning of the pandemic, primarily driven by new variants of the COVID-19 virus. The full impact of the pandemic on our business and results of operations will depend on the ultimate duration of the pandemic as well as the severity of the current and any future resurgences in COVID-19 cases. While, to date, we have not experienced a significant adverse financial impact from the COVID-19 pandemic, our business could be adversely impacted in the future if the COVID-19 pandemic continues for an extended period of time and regions of the country are forced to roll back plans for reopening their economies.
Financial update. Although the COVID-19 pandemic has not had a material impact on our results of operations, as discussed above with respect to the operational challenges posed by the pandemic the broader implications of COVID-19 on our future results of operations and overall financial performance remain uncertain. Depending on the occurrence of future outbreaks or new variants of the virus, which we are not currently able to predict, the adverse impact could be material. Our future business could be adversely affected by COVID-19, including our ability to maintain compliance with our debt covenants, due to the following:
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
Critical Accounting Policies and Estimates
In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, loss from operations and net loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, Consumer Financing Program, retail installment contract receivables, capitalized contract costs, and loss contingencies have the greatest potential impact on our condensed consolidated financial statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 1 to the accompanying unaudited condensed consolidated financial statements.

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
Consumer Financing Program
Vivint Flex Pay became our primary equipment financing model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through our consumer financing program (“CFP”), (2) we generally offer to a limited number of customers not eligible for the CFP, but who qualify under our underwriting criteria, the option to enter into a RIC directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract either by paying the full amount at that time via check, automated clearing house payments (“ACH”), credit or debit card or by obtaining short-term financing (generally no more than six month installment terms) through us.
Although customers pay separately for Products and Services under the Vivint Flex Pay plan, we have determined that the sale of Products and Services are one single performance obligation. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. For RICs, gross deferred revenues are reduced by imputed interest and estimated write-offs. For Products financed through the CFP, gross deferred revenues are reduced by (i) any fees or estimated credit losses the third-party financing provider (“Financing Provider”) is contractually entitled to receive at the time of loan origination, and (ii) the present value of expected future payments due to Financing Providers.
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
See Note 8 to the accompanying unaudited condensed consolidated financial statements for further information on our CFP derivative arrangement
Retail Installment Contract Receivables
For subscribers that enter into a retail installment contract (“RIC”) to finance the purchase of Products, we record a receivable for the amount financed. Gross RIC receivables are reduced for (i) expected write-offs of uncollectible balances over the term of the RIC and (ii) a present value discount of the expected cash flows using a risk adjusted market interest rate. Therefore, the RIC receivables equal the present value of the expected cash flows to be received by us over the term of the RIC, evaluated on a pool basis. RICs are pooled based on customer credit quality, contract length and geography. At the time of installation, we record a long-term note receivable within long-term notes receivables and other assets, net on the condensed consolidated balance sheets for the present value of the receivables that are expected to be collected beyond 12 months of the reporting date. The unbilled receivable amounts that are expected to be collected within 12 months of the reporting date are included as a short-term notes receivable within accounts and notes receivable, net on the condensed consolidated balance sheets. The billed amounts of notes receivables are included in accounts receivable within accounts and notes receivable, net on the condensed consolidated balance sheets.
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
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. We calculate amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortize those deferred contract costs on a straight-line basis over the expected period of benefit that we have determined to be five years, consistent with the pattern in which we provide services to our customers. We believe this pattern of amortization appropriately reduces the carrying value of the capitalized contract costs over time to reflect the decline in the value of the assets as the remaining period of benefit for each monthly portfolio of contracts decreases. The period of benefit of five years is longer than a typical contract term because of anticipated contract renewals. We apply this period of benefit to our entire portfolio of contracts. We update our estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the condensed consolidated statements of operations.
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
On the condensed consolidated statement of cash flows, capitalized contract costs are classified as operating activities and reported as “Capitalized contract costs – deferred contract costs” as these assets represent deferred costs associated with subscriber contracts.
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

	Three Months Ended March 31,
	2022	2021
New Subscribers (U.S. only):
Financed through CFP	65%	67%
Paid in Full (ACH, credit or debit card)	34%	31%
Purchased through RICs	1%	2%

The shift in financing from RICs to the CFP since the inception of Vivint Flex Pay has significantly reduced our Net Subscriber Acquisition Cost per New Subscriber, as well as the cash required to acquire New Subscribers. Going forward, we expect the percentage of subscriber contracts financed through RICs to remain a very small percentage of our financing mix. We will also continue to explore ways of growing our subscriber base in a cost-effective manner through our existing sales and marketing channels, through the growth of our financing programs, as well as through strategic partnerships and new channels, as these opportunities arise.
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
Our ability to retain our subscribers also has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is approximately 106 months (or approximately 9 years) as of March 31, 2022. If our expected long-term annualized attrition rate increased by 1% to 12%, Average Subscriber Lifetime would decrease to approximately 98 months. Conversely, if our expected attrition decreased by 1% to 10%, our Average Subscriber Lifetime would increase to approximately 117 months. Our ability to increase overall revenue growth and extend our Average Subscriber Lifetime depends, in part, on our ability to successfully expand into new adjacent products and services, such as smart energy and smart insurance. This success is dependent on our ability to scale these adjacent businesses in a cost-effective manner and integrate them into our existing smart home platform, where appropriate.
The operating margins from smart energy and smart insurance are lower than for our smart home business. Therefore, while we expect total Adjusted EBITDA dollars to increase as a result of smart energy and smart insurance, they will reduce our overall Adjusted EBITDA Margin percentage.
Our ability to service our existing customer base in a cost-effective manner, while minimizing customer attrition, also has a significant impact on our financial results and operating cash flows. Critical to managing the cost of servicing our subscribers is limiting the number of calls into our customer care call centers, and in turn, limiting the number of calls requiring the deployment of a smart home professional (“Smart Home Pro”) to the customer’s home to resolve the issue. We believe that our proprietary end-to-end solution allows us to proactively manage the costs to service our customers by directly controlling the design, interoperability and quality of our Products. It also provides us the ability to identify and resolve potential product issues through remote software or firmware updates, typically before the customer is even aware of an issue. Through continued

focus in these areas, our Net Service Cost per Subscriber has decreased from $10.77 to $10.18 for the three months ended March 31, 2021 and 2022, respectively, while effectively managing subscriber attrition.
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
The table below presents our smart home and security subscriber data for the twelve months ended March 31, 2022 and March 31, 2021:

	Twelve months ended March 31, 2022	Twelve months ended March 31, 2021
Beginning balance of subscribers	1,706,069	1,548,201
New subscribers	367,116	353,508
Attrition	(202,745)	(195,640)
Ending balance of subscribers	1,870,440	1,706,069
Monthly average subscribers	1,817,213	1,653,982
Attrition rate	11.2%	11.8%

Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve-month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve-months ended March 31, 2022 includes the effect of the 2016 60-month and 2017 42-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended March 31, 2021 includes the effect of the 2015 60-month and 2016 42-month contracts reaching the end of their initial contract term.
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
Expand Monetization of Platform and Related Services
To date, we have made significant investments in our smart home platform and the development of our organization, and expect to leverage these investments to continue expanding the breadth and depth of our Product and Service offerings over time, including integration with third party products and expanding into adjacent products and services to drive future revenue. As smart home technology develops, we will continue expanding these offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home Products, experiences and use cases. As a result of our investments to date, we have approximately 1.9 million active customers on our smart home platform. We intend to continue developing this platform to include new automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 26 million connected devices, as of March 31, 2022.
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

Basis of Presentation
We conduct business through one operating segment, Vivint, and primarily operate in two geographic regions: The United States and Canada. See Note 15 in the accompanying unaudited condensed consolidated financial statements for more information about our geographic regions.

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

Results of operations

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total revenues	$392,748	$342,327
Total costs and expenses	383,406	424,785
Income (loss) from operations	9,342	(82,458)
Other expenses	36,341	6,097
Loss before taxes	(26,999)	(88,555)
Income tax expense	432	244
Net loss	$(27,431)	$(88,799)

Key performance measures

	As of March 31,
	2022	2021
Total Subscribers (in thousands)	1,870.4	1,706.1
Total MSR (in thousands)	$87,374	$82,101
AMSRU	$46.71	$48.12
Net subscriber acquisition costs per new subscriber	$618	$577
Average subscriber lifetime (months)	106	92

	Three Months Ended March 31,
	2022	2021
Total MRR (in thousands)	$126,527	$112,049
AMRRU	$67.87	$65.84
Net service cost per subscriber	$10.18	$10.77
Net service margin	78%	78%

Adjusted EBITDA

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2022	2021
Net loss	$(27.4)	$(88.8)
Interest expense, net	37.4	49.8
Income tax expense, net	0.4	0.2
Depreciation	4.2	4.1
Amortization (1)	150.2	142.8
Stock-based compensation (2)	25.6	87.0
Consumer financing fees (3)	12.9	9.3
Change in fair value of warrant derivative liabilities (4)	(9.3)	(29.1)
Other expense (income), net (5)	8.3	(14.6)
Adjusted EBITDA	$202.3	$160.7
Net Loss Margin	(7)%	(26)%
Adjusted EBITDA Margin	52%	47%
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
(5)Primarily consists of changes in our consumer financing program derivative instrument, foreign currency exchange and other gains and losses associated with financing and other transactions.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenues
The following table provides our revenue for the three-month periods ended March 31, 2022 and March 31, 2021 (in thousands, except for percentage):

	Three Months Ended March 31,
	2022	2021	% Change
Recurring and other revenue	$392,748	$342,327	15%
Recurring and other revenue for the three months ended March 31, 2022 increased $50.4 million, or 15%, as compared to the three months ended March 31, 2021. The increase was primarily a result of:
•$33.3 million resulting from the change in Total Subscribers;
•$7.0 million in non-recurring revenues primarily from our smart energy initiative, and to a lesser extent our smart insurance and other pilot initiatives; and

•$10.2 million from the change in AMRRU.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the three-month periods ended March 31, 2022 and March 31, 2021 (in thousands, except for percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Operating expenses	$95,460	$96,531	(1)%
Selling expenses	78,037	114,541	(32)%
General and administrative	55,515	66,801	(17)%
Depreciation and amortization	154,394	146,912	5%
Total costs and expenses	$383,406	$424,785	(10)%
Operating expenses for the three months ended March 31, 2022 decreased by $1.1 million, or 1%, as compared to the three months ended March 31, 2021. Excluding a decrease in stock-based compensation of $7.6 million, operating expenses increased by $6.5 million, or 8%, primarily due to increases of:
•$5.3 million in personnel and related support costs; which includes increases in cellular network module upgrades; and
•$0.8 million in facility related costs.
These increases were partially offset by a decrease of $1.0 million in customer support costs, comprised primarily of a $2.3 million decrease in personnel related costs, offset by a $1.2 million increase in third-party contracted services.
Selling expenses, excluding capitalized contract costs, decreased by $36.5 million, or 32%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Excluding a decrease in stock-based compensation of $51.3 million, selling expenses increased by $14.8 million, or 29%. This increase was primarily due to increases of:
•$9.1 million in commissions, recruiting and other costs associated with scaling of our smart energy initiative and to a lesser extent our smart insurance and other pilot initiatives;
•$3.8 million in personnel and related support costs;
•$2.2 million in third-party contracted services primarily associated with legal and compliance professional services; and
•$2.0 million in marketing costs, primarily associated with lead generation.
These increases were partially offset by a decrease of $2.2 million in costs associated with building brand awareness.
General and administrative expenses decreased $11.3 million, or 17%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Excluding a decrease in stock-based compensation of $2.5 million, general and administrative expenses decreased by $8.8 million, or 17%. This decrease was primarily due to decreases of:
•$5.6 million in loss contingencies;
•$2.8 million in consulting and legal professional services; and
•$2.1 million in provisions for bad debt and credit losses.
These decreases were offset by an increase of $2.4 million in other personnel and related support costs.
Depreciation and amortization for the three months ended March 31, 2022 increased $7.5 million, or 5%, as compared to the three months ended March 31, 2021, primarily due to increased amortization of capitalized contract costs related to new subscribers.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the three-month periods ended March 31, 2022 and March 31, 2021 (in thousands, except for percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Interest expense	$37,511	$49,803	(25)%
Interest income	(133)	(44)	NM
Change in fair value of warrant liabilities	(9,293)	(29,103)	NM
Other expense (income), net	8,256	(14,559)	NM
Total other expenses, net	$36,341	$6,097	496%

Interest expense decreased $12.3 million, or 25%, for the three months ended March 31, 2022, as compared with the three months ended March 31, 2021, primarily due to lower outstanding debt principal and interest rates associated with the July 2021 debt refinance (See Note 3 to the accompanying unaudited condensed consolidated financial statements).
Change in fair value of warrant liabilities for each of the three months ended March 31, 2022 and March 31, 2021 represents the change in fair value measurements of our outstanding stock warrants, primary resulting from the decrease in our stock price.
Other expense (income), net resulted in net expense of $8.3 million for the three months ended March 31, 2022 compared to net income of $14.6 million for the three months ended March 31, 2021. The net expense during the three months ended March 31, 2022 was primarily due to:
•$10.5 million loss related to the CFP derivative liability;
•$1.9 million of consideration for sales of certain technologies; and
•$0.4 million foreign currency exchange gain.
The other income, net during the three months ended March 31, 2021 was primarily due to:
•$13.8 million gain related to the CFP derivative liability; and
•$0.6 million foreign currency exchange gain.

Income Taxes
The following table provides the income tax expense for the three-month periods ended March 31, 2022 and March 31, 2021 (in thousands, except for percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Income tax expense	$432	$244	NM

Income tax provision resulted in a tax expense of $0.4 million for the three months ended March 31, 2022 and a tax expense of $0.2 million for the three months ended March 31, 2021. The income tax expense for each period resulted primarily from US State minimum taxes and taxes from our Canadian subsidiary.
Liquidity and Capital Resources
Cash from operations may be affected by various risks and uncertainties, including, but not limited to, the continued effects of the COVID-19 pandemic and other risks detailed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021. Despite the challenging economic environment caused by the pandemic, based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this filing.
Our primary source of liquidity has historically been cash from operating activities, proceeds from issuances of debt securities, borrowings under our credit facilities and, to a lesser extent, capital contributions and issuances of equity. As of March 31, 2022, we had $153.2 million of cash and cash equivalents and $358.9 million of availability under our Revolving Credit Facility (after giving effect to $11.1 million of letters of credit outstanding and no borrowings).

As market conditions warrant, we and our equity holders, its affiliates, and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including additional borrowings under our Revolving Credit Facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider various financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.
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

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Net cash used in operating activities	$(36,094)	$(14,156)	155%
Net cash used in investing activities	(3,282)	(4,548)	(28)%
Net cash used in financing activities	(15,987)	(20,757)	(23)%
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
For the three months ended March 31, 2022, net cash used in operating activities was $36.1 million. This cash used was primarily from a net loss of $27.4 million, adjusted for:
•$180.7 million in non-cash amortization, depreciation, and stock-based compensation;
•$9.3 million gain on change in warrant derivative fair value;
•$6.6 million in provisions for doubtful accounts and credit losses; and
•$3.2 million in deferred income taxes.
Cash provided by operating activities resulting from changes in operating assets and liabilities, including:

•a $17.0 million increase in accounts payable;
•a $3.0 million decrease in long-term notes receivables and other assets, net primarily due to decreases in RIC receivables; and
•a $1.2 million decrease in right of use assets.
These sources of operating cash were partially offset by the following changes in operating assets and liabilities:
•a $106.8 million increase in capitalized contract costs;
•a $5.6 million decrease in deferred revenue primarily associated with the sale of Products under the Vivint Flex Pay plan and the increase in Total Subscribers
•a $2.0 million increase in accounts and notes receivable;
•a $17.0 million increase in prepaid expenses and other current assets;
•a $1.5 million decrease in right of use liabilities; and
•a $13.0 million increase in inventories.
For the three months ended March 31, 2021, net cash used in operating activities was $14.2 million. This cash used was primarily from a net loss of $88.8 million, adjusted for:
•$233.1 million in non-cash amortization, depreciation, and stock-based compensation;
•$29.1 million gain on warrant derivative change in fair value;
•$4.7 million in provisions for doubtful accounts and credit losses; and
•$5.0 million in deferred income taxes.
Cash provided by operating activities resulting from changes in operating assets and liabilities, including:
•a $20.4 million increase in deferred revenue due primarily to the growth in deferred revenues associated with the sale of Products under the Vivint Flex Pay plan and the increased subscriber base;
•a $8.9 million decrease in long-term notes receivables and other assets, net primarily due to decreases in RIC receivables; and
•a $2.4 million decrease in right of use assets.
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
Net cash interest paid for the three months ended March 31, 2022 and 2021 related to our indebtedness (excluding finance leases) totaled $58.3 million and $48.0 million, respectively. Our net cash flows from operating activities for the three months ended March 31, 2022 and 2021, before these interest payments, were cash inflows of $22.2 million and $33.9 million, respectively. Accordingly, our net cash provided by operating activities were insufficient to cover interest payments for the three months ended March 31, 2022 and 2021.
Cash Flows from Investing Activities

    Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the three months ended March 31, 2022, net cash used in investing activities was $3.3 million primarily associated with capital expenditures of $5.2 million, offset by proceeds of $2.0 million from the sale of certain assets.

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
For the three months ended March 31, 2022, net cash used in financing activities was $16.0 million, consisting of $11.7 million for taxes paid related to net share settlements of stock-based compensation awards and $3.4 million of repayments on existing notes
For the three months ended March 31, 2021, net cash used by financing activities was $20.8 million, consisting of $28.7 million for taxes paid related to net share settlements of stock-based compensation awards and $2.4 million of repayments on existing notes. These cash uses were offset by $10.8 million from the exercise of warrants.
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of March 31, 2022, we had $2.74 billion of total debt outstanding, consisting of $600.0 million of outstanding 6.75% senior secured notes due 2027 (the “2027 notes”), $800.0 million of outstanding 5.75% senior notes due 2029 (the “2029 notes” and together with the 2027 notes, the “Notes”), $1,343.2 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under our Revolving Credit Facility (with $358.9 million of additional availability under the Revolving Credit Facility after giving effect to $11.1 million of letters of credit outstanding).

    2027 Notes
    As of March 31, 2022, APX had $600.0 million outstanding aggregate principal amount of its 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year.
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
2029 Notes
As of March 31, 2022, APX had $800.0 million outstanding aggregate principal amount of its 2029 notes. Interest on the 2029 notes is payable semiannually in arrears on January 15 and July 15 each year.
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
    The 2029 notes will mature on July 15, 2029.
Senior Secured Credit Facilities
As of March 31, 2022, APX had outstanding term loans under the Term Loan Facility in an aggregate principal amount of $1,343.2 million. APX is required to make quarterly amortization payments under the Term Loan Facility in an amount equal to 0.25% of the aggregate principal amount of the Term Loans outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loans will be due and payable in full on July 9, 2028. APX may prepay the Term Loans on the terms specified in the Credit Agreement. No amortization payments are required under the Revolving Credit Facility.
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
There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2022 with $358.9 million of availability under our revolving credit facility (after giving effect to $11.1 million of letters of credit outstanding and no borrowings).
Guarantees and Security (Senior Secured Credit Facilities and Notes)
All of the obligations under the Credit Agreement and the debt agreements governing the Notes are guaranteed by APX Group Holdings, Inc., each of APX Group's existing and future material wholly owned U.S. restricted subsidiaries (subject to customary exclusions and qualifications) and solely in the case of the Notes, Vivint Smart Home, Inc. However, such subsidiaries shall only be required to guarantee the obligations under the debt agreements governing the Notes for so long as such entities guarantee the obligations under the Revolving Credit Facility, the Term Loan Facility or the Company's other indebtedness.
The obligations under the Senior Secured Credit Facilities and the 2027 notes are secured by a security interest in (1) substantially all of the present and future tangible and intangible assets of APX Group, Inc., and the subsidiary guarantors, including without limitation equipment, subscriber contracts and communication paths, intellectual property, material fee-owned real property, general intangibles, investment property, material intercompany notes and proceeds of the foregoing, subject to permitted liens and other customary exceptions, (2) substantially all personal property of APX Group, Inc. and the subsidiary guarantors consisting of accounts receivable arising from the sale of inventory and other goods and services (including related contracts and contract rights, inventory, cash, deposit accounts, other bank accounts and securities accounts), inventory and intangible assets to the extent attached to the foregoing books and records of APX Group, Inc. and the subsidiary guarantors, and the proceeds thereof, subject to permitted liens and other customary exceptions, in each case held by APX Group, Inc. and the subsidiary guarantors and (3) a pledge of all of the capital stock of APX Group, Inc., each of its subsidiary guarantors and each restricted subsidiary of APX Group, Inc. and its subsidiary guarantors, in each case other than excluded assets and subject to the limitations and exclusions provided in the applicable collateral documents.

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

	Three months ended March 31, 2022	Twelve months ended December 31, 2021
	(in thousands)
Recurring and other revenues	$379,615	$1,418,698
Intercompany revenues	4,877	20,454
Total revenues	384,492	1,439,152
Total costs and expenses	375,134	1,593,414
Loss from operations	9,358	(154,262)
Other expenses	36,685	149,154
Income tax expense	310	2,096
Net loss	$(27,637)	$(305,512)

	March 31, 2022	December 31, 2021
	(in thousands)
Current assets	$300,715	$330,680
Amounts due from Non-Guarantor Subsidiaries	289,162	283,319
Non-current assets:
Capitalized contract costs	1,349,136	1,375,031
Goodwill	810,130	810,130
Intangible assets, net	35,567	48,041
Other non-current assets	135,463	137,387
Total non-current assets	2,330,296	2,370,589

Current liabilities	835,559	858,616
Amounts due to Non-Guarantor Subsidiaries	262,289	253,208
Non-current liabilities	$3,606,756	$3,642,698

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
The Credit Agreement and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2022, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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
Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under “Part I. Item 1A—Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2021. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under the Revolving Credit Facility, incurring other indebtedness, additional equity or other financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.
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

The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

Twelve months ended March 31, 2022
Net loss	$(244,184)
Interest expense, net	172,080
Other expense, net	37,304
Income tax expense, net	2,659
Depreciation and amortization (1)	75,138
Amortization of capitalized contract costs	533,796
Non-capitalized contract costs (2)	358,300
Stock-based compensation (3)	105,014
Change in fair value of warrant derivative liabilities (4)	(30,297)
Other adjustments (5)	96,919
Covenant Adjusted EBITDA	$1,106,729
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
(4)Reflects the change in fair value of the derivative liability associated with our public and private warrants.
(5)Other adjustments represent primarily the following items (in thousands):

Twelve months ended March 31, 2022
Consumer financing fees (a)	$47,410
Product development (b)	17,253
Hiring, retention and termination payments (c)	19,247
Monitoring fee (d)	5,154
Certain legal and professional fees (e)	7,398
All other adjustments (g)	457
Total other adjustments	$96,919
____________________

(a)Monthly financing fees incurred under the Consumer Financing Program.
(b)Costs related to the development of control panels, including associated software, and peripheral devices.
(c)Expenses associated with retention bonus, relocation and severance payments to management.
(d)BMP monitoring fee (See Note 13 to the accompanying unaudited condensed consolidated financial statements).
(e)Legal and professional fees associated with strategic initiatives and financing transactions.
(f)Other adjustments primarily reflect costs associated with various strategic, legal and financing activities.

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
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36-month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of March 31, 2022, our total finance lease obligations were $3.6 million, of which $2.2 million is due within the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations include activities in the United States and Canada. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Interest Rate Risk
Our Revolving Credit Facility and Term Loan Facility bear interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under these credit facilities. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. Assuming the borrowing of all amounts available under our Revolving Credit Facility, if the 30-day LIBOR rate increases by 1% due to normal market conditions, our interest expense will increase by approximately $17.1 million per annum.
We had no borrowings under the Revolving Credit Facility as of March 31, 2022.
Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business but our results are reported in U.S. dollars. We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our U.S. and Canadian operations. Based on results of our Canadian operations for the three months ended March 31, 2022, if foreign currency exchange rates had decreased 10% throughout the period, our revenues would have decreased by approximately $1.3 million, our total assets would have decreased by $34.5 million, and our total liabilities would have decreased by $30.8 million. We do not currently use derivative financial instruments to hedge investments in foreign subsidiaries. For the three months ended March 31, 2022, before intercompany eliminations, approximately $13.1 million of our revenues, $345.4 million of our total assets and $307.8 million of our total liabilities were denominated in Canadian Dollars.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information required with respect to this item can be found under “Legal” in Note 11, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report, and such information is incorporated by reference into this Item 1.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for our fiscal year 2021. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the periods indicated, which related to shares withheld upon settlement of vested and exercised equity awards to satisfy tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	—	$—	—	—
February 1 - 28, 2022	—	—	—	—
March 1 - 31, 2022	1,564,768	7.52	—	—

(1) Total number of shares delivered to us by employees to satisfy tax withholding requirements    .

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger dated as of September 15, 2019, by and among Mosaic Acquisition Corp., Maiden Merger Sub, Inc. and Vivint Smart Home, Inc.	8-K	001-38246	2.1	9/16/2019
31.1	Certification of the Registrant’s Chief Executive Officer, David Bywater, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
31.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934					X
32.1	Certification of the Registrant’s Chief Executive Officer, David Bywater, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Registrant’s Principal Financial Officer, Dale R. Gerard, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Vivint Smart Home, Inc.

Date:	May 3, 2022	By:	/s/ David Bywater
David Bywater
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 3, 2022	By:	/s/ Dale R. Gerard
Dale R. Gerard
Chief Financial Officer (Principal Financial Officer)