Form 10-Q
period 2022-09-30
Vivint Smart Home, Inc.
filed 2022-11-09
CIK 1713952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
 _______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2022, there were 213,382,168 shares of Class A common stock outstanding.

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
•the impact of changes to prevailing economic conditions, including increasing interest rates, rising inflation and the expiration of federal, state and local economic stimulus programs;
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

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per-share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$303,741	$208,509
Accounts and notes receivable, net	53,441	63,671
Inventories	76,921	51,251
Prepaid expenses and other current assets	27,658	19,385
Total current assets	461,761	342,816
Property, plant and equipment, net	60,683	55,448
Capitalized contract costs, net	1,530,257	1,405,442
Deferred financing costs, net	1,746	2,088
Intangible assets, net	10,603	51,928
Goodwill	817,502	837,153
Operating lease right-of-use assets	39,493	46,000
Long-term notes receivables and other non-current assets, net	36,937	44,753
Total assets	$2,958,982	$2,785,628
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$121,133	$96,317
Accrued payroll and commissions	144,813	83,347
Accrued expenses and other current liabilities	194,692	236,250
Deferred revenue	500,609	429,900
Current portion of notes payable, net	13,500	13,500
Current portion of operating lease liabilities	12,822	12,033
Current portion of finance lease liabilities	2,550	2,854
Total current liabilities	990,119	874,201
Notes payable, net	2,247,556	2,347,765
Notes payable, net - related party	445,053	351,080
Finance lease liabilities, net of current portion	5,281	1,416
Deferred revenue, net of current portion	884,002	778,214
Operating lease liabilities, net of current portion	33,463	41,713
Warrant derivative liabilities	14,121	24,564
Other long-term obligations	78,783	106,135
Deferred income tax liabilities	792	640
Total liabilities	4,699,170	4,525,728
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Class A Common stock, $0.0001 par value, 3,000,000,000 shares authorized; 213,382,168 and 208,734,193 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	21	21
Preferred stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,748,752	1,703,815
Accumulated deficit	(3,488,961)	(3,417,038)
Accumulated other comprehensive loss	—	(26,898)
Total stockholders’ deficit	(1,740,188)	(1,740,100)
Total liabilities and stockholders’ deficit	$2,958,982	$2,785,628
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Recurring and other revenue	$439,370	$386,710	$1,239,400	$1,083,174
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	102,318	99,082	298,571	286,353
Selling expenses (exclusive of amortization of deferred commissions of $56,572; $53,792; $165,079; $158,796, respectively, which are included in depreciation and amortization shown separately below)	98,389	96,072	268,073	300,480
General and administrative expenses	61,091	64,972	171,575	189,267
Depreciation and amortization	156,426	151,332	468,445	447,863
Total costs and expenses	418,224	411,458	1,206,664	1,223,963
Income (Loss) from operations	21,146	(24,748)	32,736	(140,789)
Other expenses (income):
Interest expense	43,510	47,120	119,904	146,981
Interest income	(175)	(126)	(455)	(280)
Change in fair value of warrant derivative liabilities	7,891	(15,313)	(10,443)	(50,638)
Other expense (income), net	9,375	37,329	(5,134)	14,736
Loss before income taxes	(39,455)	(93,758)	(71,136)	(251,588)
Income tax expense (benefit)	1,551	(1,014)	787	500
Net loss	$(41,006)	$(92,744)	$(71,923)	$(252,088)
Net loss attributable per share to common stockholders:
Basic	$(0.19)	$(0.44)	$(0.34)	$(1.21)
Diluted	$(0.19)	$(0.52)	$(0.34)	$(1.45)
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic	213,042,292	208,759,485	212,173,966	208,090,903
Diluted	213,042,292	208,988,137	212,173,966	209,174,284
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(41,006)	$(92,744)	$(71,923)	$(252,088)
Other comprehensive income, net of tax effects:
Foreign currency translation adjustment	—	(1,062)	879	(138)
Total other comprehensive income	—	(1,062)	879	(138)
Comprehensive loss	$(41,006)	$(93,806)	$(71,044)	$(252,226)
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit) (unaudited)
(In thousands, except shares)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, beginning of period	212,764,752	$21	$1,732,287	$(3,447,955)	$—	$(1,715,647)
Tax withholdings related to net share settlement of equity awards	(266,867)	—	(1,760)	—	—	(1,760)
Issuance of common stock upon exercise or vesting of equity awards	884,283	—	—	—	—	—
Net Loss	—	—	—	(41,006)	—	(41,006)
Stock-based compensation	—	—	18,225	—	—	18,225
Balance, end of period	213,382,168	$21	$1,748,752	$(3,488,961)	$—	$(1,740,188)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, beginning of period	208,707,992	$21	$1,651,951	$(3,270,830)	$(25,885)	$(1,644,743)
Issuance of earnout shares	20,458	—	—	—	—	—
Net Loss	—	—	—	(92,744)	—	(92,744)
Foreign currency translation adjustment	—	—	—	—	(1,062)	(1,062)
Stock-based compensation	—	—	29,050	—	—	29,050
Balance, end of period	208,728,450	$21	$1,681,001	$(3,363,574)	$(26,947)	$(1,709,499)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, beginning of period	208,734,193	$21	$1,703,815	$(3,417,038)	$(26,898)	$(1,740,100)
Tax withholdings related to net share settlement of equity awards	(1,939,446)	—	(13,916)	—	—	(13,916)
Issuance of common stock upon exercise or vesting of equity awards	6,587,421	—	—	—	—	—
Net Loss	—	—	—	(71,923)	—	(71,923)
Foreign currency translation adjustment	—	—	—	—	879	879
Reclassification out of Other Comprehensive Income, Canada Business Sale	—	—	—	—	26,019	26,019
Stock-based compensation	—	—	58,853	—	—	58,853
Balance, end of period	213,382,168	$21	$1,748,752	$(3,488,961)	$—	$(1,740,188)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance, beginning of period	202,216,341	$20	$1,548,786	$(3,111,486)	$(26,809)	$(1,589,489)
Issuance of earnout shares	1,239,818	—	—	—	—	—
Tax withholdings related to net share settlement of equity awards	(1,675,319)	—	(29,367)	—	—	(29,367)
Forfeited shares	(17,198)	—	—	—	—	—
Warrants exercised	825,016	—	19,743	—	—	19,743
Issuance of common stock upon exercise or vesting of equity awards	6,139,792	1	—	—	—	1
Net Loss	—	—	—	(252,088)	—	(252,088)
Foreign currency translation adjustment	—	—	—	—	(138)	(138)
Stock-based compensation	—	—	141,839	—	—	141,839
Balance, end of period	208,728,450	$21	$1,681,001	$(3,363,574)	$(26,947)	$(1,709,499)

Vivint Smart Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(71,923)	$(252,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of capitalized contract costs	415,102	390,533
Amortization of customer relationships	38,483	43,607
Depreciation and amortization of property, plant and equipment and other intangible assets	14,860	13,723
Amortization of deferred financing costs and bond premiums and discounts	4,230	3,218
Gain on sale of Canada Business	(25,051)	—
(Gain) loss on sale or disposal of assets	(1,716)	309
Gain on changes in fair value of warrant derivative liabilities	(10,443)	(50,638)
Loss on early extinguishment of debt	—	30,210
Stock-based compensation	58,853	141,839
Provision for doubtful accounts	26,727	21,589
Deferred income taxes	(3,275)	(4,528)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(30,472)	(28,542)
Inventories	(26,566)	(6,851)
Prepaid expenses and other current assets	(8,290)	(12,341)
Capitalized contract costs, net	(564,210)	(504,885)
Long-term notes receivables and other non-current assets, net	11,283	14,488
Right-of-use assets	6,486	7,680
Accounts payable	26,401	40,061
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	4,894	43,109
Current and long-term operating lease liabilities	(7,441)	(8,548)
Deferred revenue	191,646	260,185
Net cash provided by operating activities	49,578	142,130
Cash flows from investing activities:
Capital expenditures	(15,317)	(10,199)
Proceeds from the sale of intangible assets	—	162
Proceeds associated with sales and disposal of other assets	2,250	—
Proceeds from the sale of Canada Business, net of cash sold	86,052	—
Acquisition of intangible assets	(317)	—
Net cash provided by (used in) investing activities	72,668	(10,037)
Cash flows from financing activities:
Proceeds from notes payable	—	1,758,000
Proceeds from notes payable - related party	—	392,000
Repayment of notes payable	(10,125)	(1,893,575)
Repayment of notes payable - related party	—	(351,300)
Taxes paid related to net share settlements of stock-based compensation awards	(13,863)	(29,372)
Proceeds from Mosaic recapitalization	—	10,819
Repayments of finance lease obligations	(2,795)	(2,549)
Financing costs	—	(26,260)
Deferred financing costs	—	(23,474)
Net cash used in financing activities	(26,783)	(165,711)
Effect of exchange rate changes on cash and cash equivalents	(231)	(29)
Net increase (decrease) in cash and cash equivalents	95,232	(33,647)
Cash and cash equivalents:
Beginning of period	208,509	313,799
End of period	$303,741	$280,152
Supplemental non-cash investing and financing activities:
Finance lease additions	$7,601	$1,394
Reclassification of warrant derivative liability for exercised warrants	$—	$8,942
Capital expenditures included within accounts payable	$2,246	$4,130
See accompanying notes to unaudited condensed consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Significant Accounting Policies
Unaudited Interim Financial Statements
The accompanying interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company without audit. The accompanying condensed consolidated financial statements include the accounts of Vivint Smart Home, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information as of December 31, 2021 included in the unaudited condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods and dates presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company are presented for Vivint Smart Home, Inc. and its wholly-owned subsidiaries. The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to GAAP. Preparing financial statements requires the Company to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on the Company’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the Company’s estimates. The results of operations presented herein are not necessarily indicative of the Company’s results for any future period. In June 2022, the Company sold Vivint Canada, Inc. (its "Canada Business"). The Company’s financial position and results of operations include its Canada Business through June 8, 2022. See Note 15 Segment Reporting and Business Concentrations, for additional information.
Vivint Flex Pay
The Vivint Flex Pay plan (“Vivint Flex Pay”) became the Company’s primary equipment financing model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through third-party financing providers (“Consumer Financing Program” or “CFP”), (2) the Company generally offers to a limited number of customers not eligible for the CFP, but who qualify under the Company's underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card or by obtaining short-term financing (generally, no more than six-month installment terms) through the Company.
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
Accounts Receivable

Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services, amounts due from third-party financing providers and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts, are non-interest bearing and are included within accounts and notes receivable, net on the unaudited condensed consolidated balance sheets. Accounts receivable totaled $30.1 million and $26.4 million at September 30, 2022 and December 31, 2021, respectively, net of the allowance for doubtful accounts of $14.8 million and $13.3 million at September 30, 2022 and December 31, 2021, respectively. The Company estimates this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
The changes in the Company’s allowance for accounts receivable were as follows for the periods ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$13,293	$9,621	$13,271	$9,911
Provision for doubtful accounts	11,786	8,605	26,727	21,589
Write-offs and adjustments	(10,232)	(6,028)	(25,151)	(19,302)
Balance at end of period	$14,847	$12,198	$14,847	$12,198
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
Capitalized Contract Costs
Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, modification of existing contracts or to the fulfillment of the related subscriber contracts. These include commissions, other compensation and related costs incurred directly for the origination and installation of new or upgraded customer contracts, as well as the cost of Products installed in the customer home at the commencement or modification of the contract. The Company calculates amortization by accumulating all deferred contract costs into separate portfolios based on the initial month of service and amortizes those deferred contract costs on a straight-line basis over the expected period of benefit that the Company has determined to be five years, consistent with the pattern in which the Company provides services to its customers. The Company believes this pattern of amortization appropriately reduces the carrying value of the capitalized contract costs over time to reflect the decline in the value of the assets as the remaining period of benefit for each monthly portfolio of contracts decreases. The period of benefit of five years is longer than some contract terms because of anticipated contract renewals. The Company applies this period of benefit to its entire portfolio of contracts. The Company updates its estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. No such changes were made for the nine months ended September 30, 2022 and 2021. Amortization of capitalized contract costs is included in “Depreciation and Amortization” on the consolidated statements of operations.
The carrying amount of the capitalized contract costs is periodically reviewed for impairment. In performing this review, the Company begins by analyzing for impairment indicators. If impairment indicators exist, the Company considers whether the carrying amount of the capitalized contract costs will be recovered. In estimating the amount of consideration the Company expects to receive in the future related to capitalized contract costs, the Company considers factors such as attrition rates, economic factors, and industry developments, among other factors. If it is determined that capitalized contract costs are impaired, an impairment loss is recognized for the amount by which the carrying amount of the capitalized contract costs and the anticipated costs that relate directly to providing the future services exceed the consideration that has been received and that is expected to be received in the future. During the three and nine months ended September 30, 2022 and 2021, no impairment losses were recorded.
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
The Company’s depreciation and amortization included in the unaudited condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of capitalized contract costs	$139,971	$132,453	$415,102	$390,533
Amortization of definite-lived intangibles	12,525	14,984	39,391	45,038
Depreciation and amortization of property, plant and equipment	3,930	3,895	13,952	12,292
Total depreciation and amortization	$156,426	$151,332	$468,445	$447,863
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
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 3 “Long-Term Debt.” Deferred financing costs associated with the revolving credit facility reported in the accompanying unaudited condensed consolidated balance sheets within deferred financing costs, net at September 30, 2022 and

December 31, 2021 were $1.7 million and $2.1 million, net of accumulated amortization of $11.8 million and $11.5 million, respectively. Deferred financing costs included in the accompanying unaudited condensed consolidated balance sheets within notes payable, net at September 30, 2022 and December 31, 2021 were $30.4 million and $34.3 million, net of accumulated amortization of $81.3 million and $77.4 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying unaudited condensed consolidated statements of operations, totaled $1.4 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively and $4.2 million and $5.4 million for the nine months ended September 30, 2022 and 2021, respectively (See Note 3 “Long-Term Debt” for additional detail).
Residual Income Plans
The Company has a program that allows certain third-party sales channel partners to receive additional compensation based on the performance of the underlying contracts they create (the “Channel Partner Plan”). The Company also had a residual sales compensation plan (the “Residual Plan”) during 2018 and 2019 under which the Company's sales personnel (each, a “Plan Participant”) receive compensation based on the performance of certain underlying contracts they created in those years.
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The current portion of the liability included in accrued payroll and commissions was $4.4 million and $4.3 million at September 30, 2022 and December 31, 2021, respectively, and the noncurrent portion included in other long-term obligations was $22.1 million and $23.2 million at September 30, 2022 and December 31, 2021, respectively.
Stock-Based Compensation
The Company measures compensation cost based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards (See Note 10 “Stock-Based Compensation and Equity” for additional details).
Advertising Expense
Advertising costs are expensed as incurred. Advertising costs were $19.9 million and $25.7 million for the three months ended September 30, 2022 and 2021, respectively and $54.6 million and $69.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Research and Development
Research and development costs consist primarily of employee compensation and related expenses, product development expenses, third-party development support costs, facility costs as well as allocated overhead costs and are included in general and administrative expense. The Company incurred $16.5 million and $13.2 million for the three months ended September 30, 2022 and 2021, respectively and $47.5 million and $39.0 million during the nine months ended September 30, 2022 and 2021, respectively.
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
Concentrations of Supply Risk
As of September 30, 2022, approximately 96% of the Company’s installed panels were the Company's proprietary SkyControl or Smart Hub panels and 4% were 2GIG Go!Control panels. The loss of the Company's SkyControl or Smart Hub panel suppliers could potentially impact its operating results or financial position.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2022 and 2021.
The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company tests goodwill at the reporting unit level for impairment annually as of October 1 and on an interim basis when events occur or circumstances exist that indicate the carrying value may no longer be recoverable. If impairment indicators exist, the Company compares the fair value of our reporting units with the carrying amount, including goodwill. The Company recognizes an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. The Company’s reporting units are determined based on its current reporting structure, which as of September 30, 2022 consisted of one reporting unit. As of September 30, 2022, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed.
Letters of Credit
As of both September 30, 2022 and December 31, 2021, the Company had $11.1 million and $14.0 million of letters of credit issued in the ordinary course of business, all of which are undrawn.
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
The Company also provides its customers with service warranties associated with product replacement and related services. As of September 30, 2022 and December 31, 2021, the Company had warranty service reserves of $6.7 million and $6.0 million, respectively, which are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
During the nine months ended September 30, 2022 and 2021, the Company recognized revenues of $340.5 million and $254.7 million, respectively, that were included in the deferred revenue balance as of December 31, 2021 and 2020, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2022, approximately $3.8 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 62% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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

3. Long-Term Debt
The Company’s debt at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022
	Outstanding Principal	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
6.750% Senior Secured Notes Due 2027	$600,000	$(4,133)	$595,867
5.750% Senior Notes Due 2029	800,000	(10,051)	789,949
Senior Secured Term Loan - noncurrent	1,323,000	(16,207)	1,306,793
Total Long-Term Debt	2,723,000	(30,391)	2,692,609
Senior Secured Term Loan - current	13,500	—	13,500
Total Debt	$2,736,500	$(30,391)	$2,706,109

	December 31, 2021
	Outstanding Principal	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
6.750% Senior Secured Notes Due 2027	$600,000	$(4,835)	$595,165
5.750% Senior Notes Due 2029	800,000	(11,154)	788,846
Senior Secured Term Loan - noncurrent	1,333,125	(18,291)	1,314,834
Total Long-Term Debt	2,733,125	(34,280)	2,698,845
Senior Secured Term Loan - current	13,500	—	13,500
Total Debt	$2,746,625	$(34,280)	$2,712,345

(1)Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021 were $1.7 million and $2.1 million, respectively.

2027 Notes
As of September 30, 2022, the Company's wholly-owned subsidiary, APX, had $600.0 million outstanding aggregate principal amount of 6.75% senior secured notes due 2027 (the “2027 notes”). The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the Revolving Credit Facility and the Term Loan Facility (as defined below), in each case, subject to certain exceptions and permitted liens. Interest accrues at the rate of 6.75% per annum for the 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.
2029 Notes
As of September 30, 2022, APX had $800.0 million outstanding aggregate principal amount of 5.75% senior notes due 2029 (the “2029 notes” and, together with the 2027 notes the “Notes”). The 2029 notes will mature on July 15, 2029. Interest accrues at the rate of 5.75% per annum for the 2029 notes. Interest on the 2029 notes is payable semiannually in arrears on January 15 and July 15 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.
Senior Secured Credit Facilities
The Company's senior secured credit facilities provides for (i) a term loan facility (the "Term Loan Facility", and the loans thereunder, the "Term Loans") and (ii) a revolving credit facility with commitments in an aggregate principal amount of $370.0 million (the "Revolving Credit Facility", and the loans thereunder, the "Revolving Loans").

As of September 30, 2022, APX had outstanding term loans under the Term Loan Facility in an aggregate principal amount of $1,336.5 million. APX is required to make quarterly amortization payments under the Term Loan Facility in an amount equal to 0.25% of the aggregate principal amount of the Term Loans outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loans will be due and payable in full on July 9, 2028. APX may prepay the Term Loans on the terms specified in the Credit Agreement. No amortization payments are required under the Revolving Credit Facility
In addition to paying interest on outstanding principal under the Revolving Credit Facility, APX is required to pay a quarterly commitment fee of 50 basis points (which will be subject to two interest rate step-downs of 12.5 basis points, based on APX meeting consolidated first lien net leverage ratio tests) to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. APX also pays customary letter of credit and agency fees. The revolving credit commitments outstanding under the Revolving Credit Facility will be due and payable in full on July 9, 2026.
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
There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2022 and December 31, 2021. As of September 30, 2022, the Company had $358.9 million of availability under the Revolving Credit Facility (after giving effect to $11.1 million of letters of credit outstanding and no borrowings).
Deferred Financing Costs
Deferred financing costs are amortized to interest expense over the life of the issued debt. The following table presents deferred financing activity for the nine months ended September 30, 2022 and 2021 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2021	Additions	Early Extinguishment	Amortized	Balance September 30, 2022
Revolving Credit Facility	$2,088	$—	$—	$(342)	$1,746
2027 Notes	4,835	—	—	(702)	4,133
2029 Notes	11,154	—	—	(1,103)	10,051
Term Loan	18,291	—	—	(2,084)	16,207
Total Deferred Financing Costs	$36,368	$—	$—	$(4,231)	$32,137

	Unamortized Deferred Financing Costs
	Balance December 31, 2020	Additions	Early Extinguishment	Amortized	Balance September 30, 2021
Revolving Credit Facility	$1,667	$843	$—	$(309)	$2,201
2022 Notes	4,697	—	(3,314)	(1,383)	—
2023 Notes	2,241	—	(1,681)	(560)	—
2024 Notes	3,530	—	(3,021)	(509)	—
2027 Notes	5,771	—	—	(702)	5,069
2029 Notes	—	11,767	—	(246)	11,521
Term Loan	10,921	11,302	(1,499)	(1,738)	18,986
Total Deferred Financing Costs	$28,827	$23,912	$(9,515)	$(5,447)	$37,777

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
The following table summarizes the RIC receivables (in thousands):

	September 30, 2022	December 31, 2021
RIC receivables, gross	$51,611	$90,204
RIC allowance	(7,732)	(12,384)
Imputed interest	(3,774)	(7,469)
RIC receivables, net	$40,105	$70,351

Classified on the unaudited condensed consolidated balance sheets as:
Accounts and notes receivable, net	$23,309	$37,270
Long-term notes receivables and other assets, net	16,796	33,081
RIC receivables, net	$40,105	$70,351
The changes in the Company’s RIC allowance were as follows (in thousands):

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
RIC allowance, beginning of period	$12,384	$27,061
Write-offs	(5,986)	(10,230)
Recoveries	1,817	2,584
Additions from RICs originated during the period	2,567	4,248
Change in expected credit losses	(1,517)	(10,129)
Other adjustments (1)	(1,533)	(337)
RIC allowance, end of period	$7,732	$13,197

(1) Other adjustments primarily reflect changes in foreign currency exchange rates related to Canadian RICs and adjustments related to sale of the Canadian business.
The amount of RIC imputed interest income recognized in recurring and other revenue was $0.8 million and $1.8 million during the three months ended September 30, 2022 and 2021, respectively and $3.4 million and $6.0 million during the nine months ended September 30, 2022 and 2021, respectively.

5. Balance Sheet Components
The following table presents material balance sheet component balances (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses and other current assets
Prepaid expenses	$14,244	$12,791
Deposits	1,611	627
Other	11,803	5,967
Total prepaid expenses and other current assets	$27,658	$19,385
Capitalized contract costs
Capitalized contract costs	$4,465,632	$4,103,683
Accumulated amortization	(2,935,375)	(2,698,241)
Capitalized contract costs, net	$1,530,257	$1,405,442
Long-term notes receivables and other assets
RIC receivables, gross	$28,302	$52,934
RIC allowance	(7,732)	(12,384)
RIC imputed interest	(3,774)	(7,469)
Deferred income tax assets	—	2,022
Other	20,141	9,650
Total long-term notes receivables and other assets, net	$36,937	$44,753
Accrued payroll and commissions
Accrued commissions	$117,694	$47,879
Accrued payroll	27,119	35,468
Total accrued payroll and commissions	$144,813	$83,347
Accrued expenses and other current liabilities
Accrued interest payable	$17,981	$40,333
Current portion of derivative liability	124,381	140,394
Service warranty accrual	6,686	5,992
Accrued taxes	9,172	10,758
Accrued payroll taxes and withholdings	13,667	14,392
Loss contingencies	11,500	8,150
Other	11,305	16,231
Total accrued expenses and other current liabilities	$194,692	$236,250

6. Property Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021	Estimated Useful Lives
Vehicles	$41,754	$40,103	3 - 5 years
Computer equipment and software	72,736	83,479	3 - 5 years
Leasehold improvements	25,357	30,087	2 - 15 years
Office furniture, fixtures and equipment	12,348	22,327	2 - 7 years
Construction in process	17,122	11,089
Property, plant and equipment, gross	169,317	187,085
Accumulated depreciation and amortization	(108,634)	(131,637)
Property, plant and equipment, net	$60,683	$55,448

Property, plant and equipment, net includes approximately $19.5 million and $16.5 million of assets under finance lease obligations at September 30, 2022 and December 31, 2021, respectively, net of accumulated amortization of $23.1 million and $24.5 million, respectively.

Depreciation and amortization expense on all property, plant and equipment was $3.9 million and $3.9 million during the three months ended September 30, 2022 and 2021, respectively and $14.0 million and $12.3 million during the nine months ended September 30, 2022 and 2021, respectively. The Company recorded an impairment expense on its internal-use software of $1.8 million during the nine months ended September 30, 2022 and was included in depreciation and amortization expense. Amortization expense related to assets under finance leases is included in depreciation and amortization expense.

7. Goodwill and Intangible Assets
    Goodwill
As of September 30, 2022 and December 31, 2021, the Company had a goodwill balance of $817.5 million and $837.2 million, respectively. The change in the carrying amount of goodwill during the nine months ended September 30, 2022 was the result of the sale of the Canada business.
    Intangible assets, net
The following table presents intangible asset balances (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$892,091	$(883,933)	$8,158	$969,376	$(920,617)	$48,759	10 years
2GIG 2.0 technology	—	—	—	17,000	(17,000)	—	8 years
Other technology	2,917	(2,917)	—	4,725	(4,725)	—	2 - 7 years
Space Monkey technology	—	—	—	7,100	(7,100)	—	6 years
Patents	11,294	(8,914)	2,380	11,180	(8,076)	3,104	5 years
Total definite-lived intangible assets:	906,302	(895,764)	10,538	1,009,381	(957,518)	51,863

Indefinite-lived intangible assets:
Domain names	65	—	65	65	—	65
Total intangible assets, net	$906,367	$(895,764)	$10,603	$1,009,446	$(957,518)	$51,928
Amortization expense related to intangible assets was approximately $12.5 million and $15.0 million for the three months ended September 30, 2022 and 2021, respectively and $39.4 million and $45.0 million during the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the remaining weighted-average amortization period for definite-lived intangible assets was 0.5 years. Estimated future amortization expense of intangible assets, excluding approximately $0.2 million in patents currently in process, is as follows as of September 30, 2022 (in thousands):

2022 - Remaining Period	$8,414
2023	822
2024	628
2025	519
2026	5
Thereafter	—
Total estimated amortization expense	$10,388

8. Financial Instruments
    Cash and Cash Equivalents
Cash and cash equivalents are classified as level 1 assets, as they have readily available market prices in an active market. The Company’s cash and cash equivalents totaled $303.7 million and $208.5 million as of September 30, 2022 and December 31, 2021, respectively.
    Debt
Components of the Company's debt including the associated interest rates and related fair values are as follows (in thousands, except interest rates):

	September 30, 2022		December 31, 2021		Stated Interest Rate
Issuance	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2027 Notes	$600,000	$564,720	$600,000	$633,660	6.750%
2029 Notes	800,000	634,640	800,000	795,680	5.750%
Term Loan	1,336,500	1,336,500	1,346,625	1,346,625	N/A
Total	$2,736,500	$2,535,860	$2,746,625	$2,775,965
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
The following table summarizes the fair value and the notional amount of the Company’s outstanding consumer financing program derivative instrument as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Consumer Financing Program Contractual Obligations:
Fair value	$170,766	$216,795
Notional amount	954,144	1,160,278

Classified on the condensed consolidated unaudited balance sheets as:
Accrued expenses and other current liabilities	124,381	140,394
Other long-term obligations	46,385	76,401
Total Consumer Financing Program Contractual Obligation	$170,766	$216,795
Changes in Level 3 Fair Value Measurements
The following table summarizes the change in the fair value of the Level 3 outstanding derivative instrument for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Balance, beginning of period	$216,796	$227,896
Additions	12,084	83,689
Settlements	(78,641)	(67,136)
Net losses (gains) included in earnings	20,527	(15,221)
Balance, end of period	$170,766	$229,228
Warrant Liabilities
The Company holds a derivative warrant liability related to previously issued stock warrants consisting of both private placement warrants and public warrants. As of January 7, 2021, all public warrants were exercised or redeemed and none were outstanding as of September 30, 2022 and December 31, 2021. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the private placement warrants and are considered a Level 3 fair value measurement. The private placement warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations. (See Note 10 for further details on outstanding private placement warrants)
The change in the fair value of the derivative warrant liabilities for the nine months ended September 30, 2022 and 2021 is summarized as follows (in thousands):

Nine months ended September 30, 2022
Private Placement Warrants
Balance, beginning of period	$24,564
Change in fair value of warrant liability	(10,443)
Balance, end of period	$14,121

	Nine months ended September 30, 2021
	Public Warrants	Private Placement Warrants	Total Derivative Warrant liability
Balance, beginning of period	$8,063	$75,531	$83,594
Change in fair value of warrant liability	1,350	(51,498)	(50,148)
Write-off fair value of unexercised expired warrants	(490)	—	(490)
Reclassification of derivative liabilities for exercised warrants	(8,923)	—	(8,923)
Balance, end of period	$—	$24,033	$24,033

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of September 30, 2022	As of September 30, 2021
Number of private placement warrants	5,933,334	5,933,334
Exercise price	$11.50	$11.50
Stock price	$6.58	$9.45
Expiration term (in years)	2.3	3.3
Volatility	85%	70%
Risk-free Rate	4.23%	0.60%
Dividend yield	—%	—%

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
The Company’s effective income tax rate for the three months ended September 30, 2022 and 2021 was approximately negative 3.93% and 1.08%, respectively. The effective income tax rate for the nine months ended September 30, 2022 and 2021 was approximately negative 1.11% and negative 0.20%, respectively. The effective tax rates for the three and nine months ended September 30, 2022 and 2021 differ from the statutory rate primarily due to not benefiting from expected US losses, US state income taxes and Canadian taxes.
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
Tracking Units
Compensation expense associated with unvested Company tracking units (“Tracking Units”) is recognized on a ratable straight-line basis over the remaining vesting period. During the nine months ended September 30, 2022, the Company approved the acceleration of the unvested Tracking Units to immediately vest. At September 30, 2022, no Tracking Units were unvested, and there was no unrecognized compensation expense related to Tracking Units.
Rollover LTIPs
Long-term incentive awards were set aside for funding incentive compensation pools pursuant to long-term sales and installation employee incentive plans established by the Company Rollover LTIPs. In January 2021, the Company made a distribution of Rollover LTIPs to plan participants resulting in the grant of awards and the issuance of 1,609,627 shares of common stock and 847,141 shares of earnouts associated with the LTIPs. At September 30, 2022, there were no remaining long-term incentive awards outstanding and no unrecognized compensation expense related to Rollover LTIPs.
Restricted Stock Units
During the three and nine months ended September 30, 2022, the Company approved grants under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (the “Plan”) of time-vesting restricted stock unit (the “RSUs”) awards (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit) to various levels of key employees. The RSUs are generally subject to a four-year vesting schedule, and 25% of the units will vest on each of the first four anniversaries of the grant date. All vesting shall be subject to the recipient’s continued employment with Vivint Smart Home, Inc. or its subsidiaries through the applicable vesting dates, and certain other vesting criteria as applicable. As of September 30, 2022, 10,554,387 RSUs were outstanding and there was $87.7 million unrecognized compensation expense related to RSUs.
Performance Stock Units
During the three and nine months ended September 30, 2022, the Company approved grants under the Plan of performance-vesting restricted stock units (the “PSUs”) (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit). The PSUs predominantly vest based upon the achievement of specified performance goals and the passage of time (1-4 years), in each case, subject to continued employment on the applicable vesting date. Compensation expense is not recognized until achievement of the performance goals are deemed probable. As of September 30, 2022, 9,227,290 PSUs were outstanding and $62.7 million unrecognized compensation expense related to PSUs.
Stock-based compensation expense in connection with all stock-based awards is presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses	$1,925	$2,463	$6,004	$13,738
Selling expenses	8,984	16,108	29,660	94,479
General and administrative expenses	7,027	10,444	23,928	35,390
Total stock-based compensation	$17,936	$29,015	$59,592	$143,607

Equity
Class A Common Stock—The Company is authorized to issue 3,000,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At September 30, 2022, there were 213,382,168 shares of Class A common stock issued and outstanding.
Preferred stock—The Company is authorized to issue 300,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2022, there are no preferred stock issued or outstanding.
Warrants—As of September 30, 2022, 5,933,334 private placement warrants were outstanding. Each whole private placement warrant entitles the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants can only be exercised for a whole number of shares. The private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. The private placement warrants will expire five years after the completion of the Company's merger, pursuant to the agreement and plan of merger, dated as of September 15, 2019 (and as subsequently amended), by and among Legacy Vivint Smart Home, Inc., the Company and Maiden Merger Sub, Inc. ("Merger Sub"), pursuant to which Merger Sub merged with and into Legacy Vivint Smart Home, Inc. with Legacy Vivint Smart Home, Inc. surviving the merger as a wholly owned subsidiary of the Company or earlier upon redemption or liquidation (the "Merger").
During the nine months ended September 30, 2022, no warrants were exercised. During the nine months ended September 30, 2021, 825,016 public warrants were exercised, for which the Company received $10.8 million of cash.

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
Legal
The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Actions filed against the Company include commercial, intellectual property, customer, common-law negligence, and labor and employment related claims, including complaints of alleged wrongful termination, potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws and other types of lawsuits. In addition, from time to time the Company is subject to examinations, investigations and/or enforcement actions by federal and state licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). In January 2021, the Company entered into a settlement agreement with the DOJ that resolved this investigation. As part of this settlement, the Company paid $3.2 million to the United States. The Company also received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). In April 2021, the Company entered into a settlement with the FTC that resolved this investigation. As part of this settlement, which was approved by a federal court on May 3, 2021, the Company paid a total of $20 million to the United States and agreed to implement various additional compliance-related measures. The Company is currently in the process of administering the terms of this settlement, which include multiple undertakings by the Company. The Company has been endeavoring to comply with these undertakings and the demands on management and costs incurred in connection with these undertakings may be substantial. The Company has been engaged in ongoing discussions with the staff of the FTC regarding the Company’s compliance with the terms of the settlement. In addition, in accordance with the settlement, the Company is required to undergo biennial assessments by an independent third-party assessor who will review the Company’s compliance programs and provide a report to the FTC staff on the Company’s ongoing compliance with the settlement (“Stipulated Order”). During the three months ended March 31, 2022, the Company completed its first biennial assessment required by the Stipulated Order and received a report with no findings of non-compliance by the assessor. Further, although Vivint is only required by the Order to conduct biennial assessments, Vivint has voluntarily and proactively elected to conduct quarterly audits utilizing the same appointed Assessor. These quarterly audits will each focus on roughly 25% of the Order's requirements. The first quarterly audit was completed in August 2022, and resulted in a report with no findings of non-compliance by the assessor. U.S. Customs and Border Protection is investigating the Company’s historical compliance with regulations relating to duties and tariffs in connection with its import of certain products from outside the United States. The Department of Justice is also investigating potential violations of the False Claims Act relating to similar issues. The Company is cooperating with these investigations. The Company also receives inquiries, including civil investigative demands (“CIDs”), from various State Attorneys General, typically from their respective consumer protection or consumer affairs divisions. In general, litigation and enforcements by regulatory agencies can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings and enforcement actions are difficult to predict and the costs incurred can be substantial. The Company believes the amounts accrued in its financial statements to cover these matters, as disclosed in the following paragraph, are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal and enforcement matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company regularly reviews outstanding legal claims, actions, and enforcement matters to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated. The Company had accruals for all such matters of approximately $11.5 million and $8.2 million for the period ended September 30, 2022 and December 31, 2021, respectively. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. There is no assurance that the Company’s accruals for loss contingencies will not need to be adjusted in the future or that, in light of the uncertainties involved in such matters, the ultimate resolution of these matters will not materially exceed the accruals that the Company has recorded.

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
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Month Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$3,685	$3,965	$11,308	$11,838

Finance lease cost:
Amortization of right-of-use assets	$641	$560	$1,826	$1,777
Interest on lease liabilities	200	30	379	211
Total finance lease cost	$841	$590	$2,205	$1,988

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(12,265)	$(12,730)
Operating cash flows from finance leases	(379)	(211)
Financing cash flows from finance leases	(2,795)	(2,549)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,030	$2,603
Finance leases	7,601	1,394

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$39,493	$46,000

Current operating lease liabilities	12,822	12,033
Operating lease liabilities	33,463	41,713
Total operating lease liabilities	$46,285	$53,746

Finance Leases
Property, plant and equipment, gross	$42,596	$40,939
Accumulated depreciation	(23,122)	(24,465)
Property, plant and equipment, net	$19,474	$16,474

Current finance lease liabilities	$2,550	$2,854
Finance lease liabilities	5,281	1,416
Total finance lease liabilities	$7,831	$4,270

Weighted Average Remaining Lease Term
Operating leases	4 years	5 years
Finance leases	3 years	3 years
Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	5%	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$4,034	$863
2023	15,908	2,817
2024	14,915	2,505
2025	9,262	2,198
2026	5,073	68
Thereafter	4,509	—
Total lease payments	53,701	8,451
Less imputed interest	(7,416)	(620)
Total	$46,285	$7,831

13. Related Party Transactions
Other Related-party Transactions
The Company incurred $0.1 million and $0.2 million expenses during the three months ended September 30, 2022 and 2021, respectively and $0.5 million and $0.3 million during the nine months ended September 30, 2022 and 2021, respectively for other related-party transactions including contributions to the charitable organization Vivint Gives Back and other services. Accrued expenses and other current liabilities included on the Company's balance sheets associated with these related-party transactions were $0.2 million and $0.1 million at September 30, 2022 and December 31, 2021.
Transactions with Affiliates of Blackstone Inc. (“Blackstone”)
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Reorganization”). In connection with the Reorganization, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million, subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred no expenses for such services during the nine months ended September 30, 2022, and approximately $4.2 million of expenses during the nine months ended September 30, 2021. Accrued expenses and other current liabilities and accounts payable at each period end September 30, 2022 and December 31, 2021 included liabilities of $0.7 million to BMP related to prior period monitoring fees.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the nine months ended September 30, 2022 and 2021, the Company incurred no costs associated with such services.
The Company and the parties to the support and services agreement entered into an amended and restated support and services agreement with BMP. The amended and restated support and services agreement became effective upon the consummation of the Merger and amended and restated the existing support and services agreement to, upon the consummation of the Merger, (a) eliminate the requirement to pay a milestone payment to BMP upon the occurrence of an IPO, (b) for any fiscal year beginning after the consummation of the Merger, (i) eliminate the Minimum Annual Fee and (ii) decrease the “true-up” of the annual Monitoring Fee payment to BMP to 1% of consolidated EBITDA. Subsequent to the year ended December 31, 2021, the annual Monitoring Fee payment to BMP otherwise payable in connection with the agreement ceased and no other milestone payments or other similar payment are owed by the Company to BMP.
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

Related Party Debt
Affiliates of Blackstone participated as initial purchasers, arrangers, or creditors of the 2027 notes in February 2020 and term loan facility amendment and restatement in July 2021 and received approximately $1.3 million and $3.0 million, respectively, of fees associated with these transactions. As of September 30, 2022, affiliates of Blackstone held $274.3 million in the Term Loan Facility. As of December 31, 2021, affiliates of Blackstone held $201.2 million and $18.5 million in the Term Loan Facility and 2029 Notes, respectively.

Fortress Investment Group LLC (“Fortress”) is considered a related party because it beneficially owns more than 5% of the Company's Class A common stock. In July 2021, an affiliate of Fortress participated as a lender in the amended and restated term loan facility and received approximately $0.9 million and $0.8 million in lender fees, respectively. As of September 30, 2022, Fortress held $11.7 million, $23.0 million, and $136.1 million in the 2027 Notes, 2029 Notes, and Term Loan Facility, respectively. As of December 31, 2021, Fortress held $11.7 million and $119.7 million in the 2027 Notes and Term Loan Facility, respectively.
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
The Company made $1.9 million and $3.3 million in matching contributions to the plans during the three months ended September 30, 2022 and 2021, respectively and $6.1 million and $7.8 million during the nine months ended September 30, 2022 and 2021, respectively.

15. Segment Reporting and Business Concentrations
Revenues by Geographic Region
For the three and nine months ended September 30, 2022 and 2021, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Three months ended September 30, 2022	$439,370	$—	$439,370
Three months ended September 30, 2021	372,076	14,634	386,710
Nine months ended September 30, 2022	1,216,527	22,873	1,239,400
Nine months ended September 30, 2021	1,036,894	46,280	1,083,174

Divestiture of Subsidiary
On June 8, 2022, the Company completed the sale of its Canada business to TELUS Communications Inc. (“TELUS”) (“Canada Sale”). The sale was effected through TELUS’ purchase of the common shares of two wholly-owned subsidiaries of Vivint, Inc. for a transaction price of approximately $104.2 million. The Company received cash proceeds of $94.2 million and entered into an escrow agreement for approximately $10.0 million, included in long-term notes receivables and other assets, net on the unaudited condensed consolidated balance sheet, to be delivered 18 months from the date of the sale. In connection with the Canada Sale, the Company entered into a service agreement whereby the Company will provide certain transition services to TELUS, with an initial period of 24 months. As a result of the aforementioned sale, the Company will cease conducting operations in Canada, except for certain obligations pursuant to a transition services agreement entered into with TELUS. The Company’s financial position and results of operations include Vivint Canada, Inc. through June 8, 2022.

The following table summarizes the net gain recognized in connection with this divestiture (in thousands):

Sales price	$104,236
Vivint Canada net assets (including cash of $2,548 and net intercompany balances)	(23,639)
Accumulated other comprehensive income	(26,019)
Vivint Inc. net intercompany balances	(23,814)
Other	(5,713)
Net gain on divestiture	$25,051

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
The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(41,006)	$(92,744)	$(71,923)	$(252,088)
Gain on change in fair value of warrants, diluted	—	(15,313)	—	(51,498)
Net loss attributable to common stockholders, diluted	$(41,006)	$(108,057)	$(71,923)	$(303,586)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic	213,042,292	208,759,485	212,173,966	208,090,903
Weighted-average effect of potentially dilutive shares to purchase common stock	—	228,652	—	1,083,381
Shares used in computing net loss attributable per share to common stockholders, diluted	213,042,292	208,988,137	212,173,966	209,174,284
Net loss attributable per share to common stockholders:
Basic	$(0.19)	$(0.44)	$(0.34)	$(1.21)
Diluted	$(0.19)	$(0.52)	$(0.34)	$(1.45)

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of September 30,
	2022	2021
Stock Appreciation Rights (SARs)	1,492,450	2,074,432
RSUs	10,554,387	9,606,233
PSUs	9,227,290	9,747,295
Private placement warrants	5,933,334	—
Earnout shares reserved for future issuance	2,553	24,060

See Note 10 for additional information regarding the terms of the RSUs, PSUs and private placement warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained herein and the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”) and this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Vivint Smart Home, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, respectively, present the financial position and results of operations of Vivint Smart Home, Inc. and its wholly-owned subsidiaries.
Business Overview
Vivint Smart Home is a leading smart home platform company serving approximately 1.9 million subscribers as of September 30, 2022. Our brand name, Vivint, means to “to live intelligently” and our mission is to help our customers do exactly that by providing them with technology and services to create a smarter, greener, safer home that saves them money every month.
Although a number of companies offer single devices such as a doorbell camera, smart speaker or thermostat, single offerings do not make a home smart. Rather, a smart home has multiple devices, properly located and installed, all integrated into a single expandable platform that incorporates artificial intelligence (“AI”) and machine-learning in its operating system.
We make creating this smart home easy and affordable with an integrated platform, exceptional products, hassle-free professional installation and zero percent annual percentage rate (“APR”) consumer financing for most customers. We help consumers create a customized solution for their home by integrating smart cameras (indoor, outdoor, doorbell), locks, lights, thermostats, garage door control, car protection and a host of safety and security sensors. As of September 30, 2022, on average our subscribers had 15 security and smart home devices in each home.
We provide a fully integrated solution for consumers with our vertically integrated business model that includes hardware, software, sales, installation, support and professional monitoring. This model strengthens our ability to deliver superior experiences at every customer touchpoint and a complete end-to-end smart home experience. This seamless integration of high-quality products and services results in an Average Subscriber Lifetime of approximately nine years, as of September 30, 2022. This model also facilitates our ability to offer adjacent products and services that leverage our existing platform and infrastructure, which we believe can extend the Average Subscriber Lifetime and increase the lifetime value we derive from our subscribers.
Our cloud-based home platform currently manages more than 26 million security and smart home devices as of September 30, 2022. Our subscribers are able to interact with their connected home by using their voice or mobile device—anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends and visitors. The average subscriber on our cloud-based home platform engages with our smart home app approximately 12 times per day.
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
Our integrated Smart Home business model generates subscription-based, high-margin recurring revenue from subscribers who sign up for our smart home services. More than 94% of our revenue is recurring, which provides long-term visibility and predictability to our business. Despite the many uncertainties pertaining to the COVID-19 pandemic, our recurring revenue model has proven resilient.
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
Net Service Cost per Subscriber
Net service cost per subscriber is the average monthly service costs incurred during the period (both period and capitalized service costs), including monitoring, customer service, field service and other service support costs, and equipment and associated financing fees (estimated), less total non-recurring smart home services billings and cellular network maintenance fees for the period, divided by average monthly Total Subscribers for the same period.

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
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation, amortization, stock-based compensation (or non-cash compensation), changes in the fair value of the derivative liability associated with our public and private warrants and certain other non-recurring expenses or gains.
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

	Nine Months Ended September 30,
	2022	2021
New Subscribers (U.S. only):
Financed through CFP	74%	77%
Paid in Full (ACH, credit or debit card) or Short-Term Financing	25%	22%
Purchased through RICs	1%	1%

The shift in financing from RICs to the CFP since the inception of Vivint Flex Pay has significantly reduced our Net Subscriber Acquisition Cost per New Subscriber, as well as the cash required to acquire New Subscribers. Going forward, we expect the percentage of subscriber contracts financed through RICs to remain a very small percentage of our financing mix. We will also continue to explore ways of growing our subscriber base in a cost-effective manner through our existing sales and marketing channels, the growth of our financing programs, and strategic partnerships and new channels, as these opportunities arise.
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
Our ability to retain our subscribers also has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is approximately 106 months (or approximately 9 years) as of September 30, 2022. If our expected long-term annualized attrition rate increased by 1% to 12%, Average Subscriber Lifetime would decrease to approximately 98 months. Conversely, if our expected attrition decreased by 1% to 10%, our Average Subscriber Lifetime would increase to approximately 117 months. Our ability to increase overall revenue growth and extend our Average Subscriber Lifetime depends, in part, on our ability to successfully expand into new adjacent products and services, such as smart energy and smart insurance. This success is dependent on our ability to scale these adjacent businesses in a cost-effective manner and integrate them into our existing smart home platform, where appropriate.
The operating margins from smart energy and smart insurance are lower than for our smart home business. Therefore, while we expect total Adjusted EBITDA dollars to increase as a result of smart energy and smart insurance, they will reduce our overall Adjusted EBITDA Margin percentage.
Our ability to service our existing customer base in a cost-effective manner, while minimizing customer attrition, also has a significant impact on our financial results and operating cash flows. Critical to managing the cost of servicing our subscribers is limiting the number of calls into our customer care call centers, and in turn, limiting the number of calls requiring the deployment of a smart home professional (“Smart Home Pro”) to the customer’s home to resolve the issue. We believe that our proprietary end-to-end solution allows us to proactively manage the costs to service our customers by directly controlling the design, interoperability and quality of our Products. It also provides us the ability to identify and resolve potential product issues through remote software or firmware updates, typically before the customer is even aware of an issue. Through continued focus in these areas, our Net Service Cost per Subscriber has decreased from $10.90 to $9.43 for the three months ended September 30, 2021 and 2022, respectively, while effectively managing subscriber attrition.

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
The table below presents our smart home and security subscriber data for the twelve months ended September 30, 2022 and September 30, 2021:

	Twelve months ended September 30, 2022	Twelve months ended September 30, 2021
Beginning balance of subscribers	1,843,744	1,687,892
New subscribers	370,946	354,660
Sale of Canada business (1)	(85,786)	—
Attrition	(207,130)	(198,808)
Ending balance of subscribers	1,921,774	1,843,744
Monthly average subscribers	1,875,636	1,737,924
Attrition rate	11.0%	11.4%
____________________
(1) Subscriber accounts from the sale of our Canada business in June 2022.
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve-month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve-months ended September 30, 2022 includes the effect of the 2016 60-month and 2017 60-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended September 30, 2021 includes the effect of the 2015 60-month and 2016 60-month contracts reaching the end of their initial contract term.
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
Expand Monetization of Platform and Related Services
To date, we have made significant investments in our smart home platform and the development of our organization, and expect to leverage these investments to continue expanding the breadth and depth of our Product and Service offerings over time, including integration with third party products and expanding into adjacent products and services to drive future revenue. As smart home technology develops, we will continue expanding these offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home Products, experiences and use cases. As a result of our investments to date, we have approximately 1.9 million active customers on our smart home platform. We intend to continue developing this platform to include new automation capabilities, use case scenarios, and comprehensive device integrations. Our cloud-based home platform supports over 26 million connected devices, as of September 30, 2022.
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
Total Costs and Expenses
Operating expenses. Operating expenses primarily consists of labor associated with monitoring and servicing subscribers, costs associated with Products used in service repairs, stock-based compensation and housing for our Smart Home Pros who perform subscriber installations. We also incur equipment costs associated with excess and obsolete inventory and rework costs related to Products removed from subscribers' homes. In addition, a portion of general and administrative expenses, primarily comprised of certain human resources, facilities and information technology costs are allocated to operating expenses. This allocation is primarily based on employee headcount and facility square footage occupied. Because our full-time Smart Home Pros perform most subscriber installations related to customer moves, customer upgrades or those generated through our national inside sales channels, the costs incurred within field service associated with these installations are allocated to capitalized contract costs. We generally expect our operating expenses to decrease in in the near to intermediate term in absolute dollars, and decrease as a percentage of our revenues, resulting from economies of scale as we grow our business.
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

Results of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Total revenues	$439,370	$386,710	$1,239,400	$1,083,174
Total costs and expenses	418,224	411,458	1,206,664	1,223,963
Income (loss) from operations	21,146	(24,748)	32,736	(140,789)
Other expenses	60,601	69,010	103,872	110,799
Loss before taxes	(39,455)	(93,758)	(71,136)	(251,588)
Income tax (benefit) expense	1,551	(1,014)	787	500
Net loss	$(41,006)	$(92,744)	$(71,923)	$(252,088)

Key performance measures

	As of September 30,
	2022	2021
Total Subscribers (in thousands)	1,921.8	1,843.7
Total MSR (in thousands)	$89,956	$86,430
AMSRU	$46.81	$46.88
Net subscriber acquisition costs per new subscriber	$739	$647
Average subscriber lifetime (months)	106	92

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total MRR (in thousands)	$133,167	$121,478	$129,427	$115,986
AMRRU	$69.76	$66.39	$68.56	$65.88
Net service cost per subscriber	$9.43	$10.90	$10.06	$10.90
Net service margin	80%	77%	79%	77%

Adjusted EBITDA

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(41.0)	$(92.7)	$(71.9)	$(252.0)
Interest expense, net	43.3	47.0	119.4	146.7
Income tax expense, net	1.6	(1.0)	0.8	0.5
Depreciation	3.9	3.9	13.9	12.3
Amortization (1)	152.5	147.4	454.5	435.5
Stock-based compensation (2)	17.9	29.0	59.5	143.6
CEO transition (3)	—	3.0	—	8.8
Change in fair value of warrant derivative liabilities (4)	7.9	(15.3)	(10.4)	(50.6)
Other expense (income), net (5)	9.4	37.3	(5.0)	14.6
Adjusted EBITDA	$195.5	$158.6	$560.8	$459.4
Net Loss Margin	(9)%	(24)%	(6)%	(23)%
Adjusted EBITDA Margin	44%	41%	45%	42%
____________________

(1)Excludes loan amortization costs that are included in interest expense.
(2)Reflects stock-based compensation costs related to employee and director stock incentive plans.
(3)Hiring and severance expenses associated with CEO transition in June 2021.
(4)Reflects the change in fair value of the derivative liability associated with our public and private warrants.
(5)Primarily consists of changes in our consumer financing program derivative instrument, foreign currency exchange and other gains and losses associated with financing and other transactions.
Beginning with the quarter ended September 30, 2022, we no longer eliminate the reduction to revenue related to the amortization of consumer financing fees incurred under the Vivint Flex Pay program from Adjusted EBITDA. For purposes of comparability, we have revised the reconciliation table above for the three and nine months ended September 30, 2021 to reflect this approach.
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenues
The following table provides our revenue for the three-month periods ended September 30, 2022 and September 30, 2021 (in thousands, except for percentage):

	Three Months Ended September 30,
	2022	2021	% Change
Recurring and other revenue	$439,370	$386,710	14%
Recurring and other revenue for the three months ended September 30, 2022 increased $52.7 million, or 14%, as compared to the three months ended September 30, 2021. The increase was primarily a result of:
•$35.2 million resulting from the change in Total Subscribers;
•$17.6 million in non-recurring revenues primarily from our smart energy initiative; and
•$14.3 million from the change in AMRRU.
These increases were partially offset by a decrease of $14.4 million resulting from the change in Total Subscribers from the sale of our Canada business.

Costs and Expenses
The following table provides the significant components of our costs and expenses for the three-month periods ended September 30, 2022 and September 30, 2021 (in thousands, except for percentages):

	Three Months Ended September 30,
	2022	2021	% Change
Operating expenses	$102,318	$99,082	3%
Selling expenses	98,389	96,072	2%
General and administrative	61,091	64,972	(6)%
Depreciation and amortization	156,426	151,332	3%
Total costs and expenses	$418,224	$411,458	2%
Operating expenses for the three months ended September 30, 2022 increased by $3.2 million, or 3%, as compared to the three months ended September 30, 2021. This increase was primarily due to increases of:
•$3.9 million in cost associated with products used in servicing customers;
•$2.3 million in personnel and related support cost; and
•$0.5 million in facility related costs.
These increases were partially offset by decreases of:
•$2.8 million in reduction of expenses due to the sale of our Canada business; and
•$0.5 million in stock-based compensation.
Selling expenses, excluding capitalized contract costs, increased by $2.3 million, or 2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily due to increases of:
•$12.9 million in commissions, recruiting and other costs associated with scaling of our smart energy initiative and to a lesser extent our smart insurance and other pilot initiatives; and
•$1.6 million in marketing costs, primarily associated with lead generation.
These increases were partially offset by decreases of:
•$7.1 million in stock-based compensation;
•$4.4 million in costs associated with building brand awareness;
•$0.4 million in reduction of expenses due to the sale of our Canada business; and
•$0.3 million in equipment and contracted services.
General and administrative expenses decreased $3.9 million, or 6%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This decrease was primarily due to decreases of:
•$3.4 million in stock-based compensation;
•$2.2 million in consulting and legal professional services;
•$1.5 million in marketing costs primarily related to costs associated with building brand awareness;
•$0.9 million in facility related costs; and
•$0.3 million in reduction of expenses due to the sale of our Canada business.
These decreases were offset by increases of:
•$3.4 million in loss contingencies;
•$0.3 million in other personnel and related support costs; and
•$0.2 million in computer software and supplies.
Depreciation and amortization for the three months ended September 30, 2022 increased $5.1 million, or 3%, as compared to the three months ended September 30, 2021, primarily due to increased amortization of capitalized contract costs related to new subscribers, partially offset by a decrease in expense due to the sale of our Canada business.

Other Expenses, net
The following table provides the significant components of our other expenses, net for the three-month periods ended September 30, 2022 and September 30, 2021 (in thousands, except for percentages):

	Three Months Ended September 30,
	2022	2021	% Change
Interest expense	$43,510	$47,120	(8)%
Interest income	(175)	(126)	39%
Change in fair value of warrant liabilities	7,891	(15,313)	(152)%
Other loss, net	9,375	37,329	(75)%
Total other expenses, net	$60,601	$69,010	(12)%

Interest expense decreased $3.6 million, or 8%, for the three months ended September 30, 2022, as compared with the three months ended September 30, 2021, primarily due to lower outstanding debt principal and interest rates associated with the July 2021 debt refinance (See Note 3 to the accompanying unaudited condensed consolidated financial statements).
Change in fair value of warrant liabilities for each of the three months ended September 30, 2022 and September 30, 2021 represents the change in fair value measurements of our outstanding stock warrants, primarily resulting from the change in stock price. See Note 8 to the accompanying unaudited condensed consolidated financial statements for further details on the underlying fair value measurements.
Other loss, net resulted in other loss of $9.4 million for the three months ended September 30, 2022 compared to other loss of $37.3 million for the three months ended September 30, 2021. The other loss during the three months ended September 30, 2022 was primarily due to a $7.8 million loss related to the CFP derivative liability.
The other loss, net during the three months ended September 30, 2021 was primarily due to:
•$30.2 million loss on debt modification and extinguishment;
•$5.9 million loss related to the CFP derivative liability; and
•$1.1 million foreign currency exchange loss.

Income Taxes
The following table provides the income tax expense for the three-month periods ended September 30, 2022 and September 30, 2021 (in thousands, except for percentages):

	Three Months Ended September 30,
	2022	2021	% Change
Income tax expense (benefit)	$1,551	$(1,014)	NM

Income tax provision resulted in a tax expense of $1.6 million for the three months ended September 30, 2022 and a tax benefit of $1.0 million for the three months ended September 30, 2021. The income tax expense for the three months ended September 30, 2022 resulted primarily from US state income taxes. The income tax benefit for the three months ended September 30, 2021 resulted primarily from US state income taxes, offset by losses in our Canadian subsidiary.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenues
The following table provides the significant components of our revenue for the nine-month periods ended September 30, 2022 and September 30, 2021 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2022	2021	% Change
Recurring and other revenue	$1,239,400	$1,083,174	14%

Recurring and other revenue increased $156.2 million, or 14% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily a result of:
•$106.9 million resulting from the change in Total Subscribers;
•$37.5 million from the change in AMRRU; and
•$35.3 million in non-recurring revenues primarily from our smart energy initiatives.

These increases were partially offset by a decrease of $23.6 million resulting from the change in Total Subscribers from the sale of our Canada business.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the nine-month periods ended September 30, 2022 and September 30, 2021 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2022	2021	% Change
Operating expenses	$298,571	$286,353	4%
Selling expenses	268,073	300,480	(11)%
General and administrative	171,575	189,267	(9)%
Depreciation and amortization	468,445	447,863	5%
Total costs and expenses	$1,206,664	$1,223,963	(1)%
     Operating expenses for the nine months ended September 30, 2022 increased $12.2 million, or 4%, as compared to the nine months ended September 30, 2021. The increase was primarily due to increases of:
•$12.2 million in personnel and related support costs;
•$4.5 million in cost of equipment;
•$2.4 million in facility rent and related costs;
•$1.6 million in information technology costs;
•$1.4 million in payment processing fees;
•$1.2 million cost of fuel; and
•$0.3 million in third-party contracted customer servicing costs.

These increases were offset by decreases of:
•$7.7 million in stock-based compensation; and
•$3.9 million in reduction of expenses due to the sale of our Canada business.
Selling expenses, excluding capitalized contract costs, decreased by $32.4 million, or 11%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This decrease was primarily due to decreases of:
•$64.8 million in stock-based compensation;
•$13.8 million in marketing costs primarily related to costs associated with building brand awareness; and
•$1.3 million in reduction of expenses due to the sale of our Canada business.

These decreases were offset by increases of:
•$33.7 million in commissions, recruiting and other costs associated with scaling of our smart energy and smart insurance initiatives;
•$7.1 million in other personnel and related support costs;
•$3.4 million in marketing costs, primarily associated with lead generation; and
•$3.2 million cost of legal and other contracted services.
General and administrative expenses decreased $17.7 million, or 9%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This decrease was primarily due to decreases of:

•$11.5 million in stock-based compensation;
•$8.9 million in severance costs incurred from the departure of certain corporate executives;
•$4.9 million in third-party contracted service costs;
•$3.2 million in marketing costs primarily related to costs associated with building brand awareness; and
•$1.0 million in facility related costs.
These decreases were offset by increases of:
•$7.9 million in other personnel and related support costs;
•$2.2 million in increase of expenses due to the sale of our Canada business; and
•$1.4 million in costs associated with research and development.
Depreciation and amortization for the nine months ended September 30, 2022 increased $20.6 million, or 5%, as compared to the nine months ended September 30, 2021, primarily due to increased amortization of capitalized contract costs related to new subscribers, partially offset by a decrease in expense due to the sale of our Canada business.
Other Expenses, net
The following table provides the significant components of our other expenses, net for the nine-month periods ended September 30, 2022 and September 30, 2021 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2022	2021	% Change
Interest expense	$119,904	$146,981	(18)%
Interest income	(455)	(280)	63%
Change in fair value of warrant liabilities	(10,443)	(50,638)	(79)%
Other (income) loss, net	(5,134)	14,736	(135)%
Total other expenses, net	$103,872	$110,799	(6)%
Interest expense decreased $27.1 million, or 18%, for the nine months ended September 30, 2022, as compared with the nine months ended September 30, 2021, primarily due to lower outstanding debt principal and interest rates associated with the July 2021 debt refinance (See Note 3 to the accompanying unaudited condensed consolidated financial statements).
Change in fair value of warrant liabilities for each of the nine months ended September 30, 2022 and September 30, 2021 represents the change in fair value measurements of our outstanding public and private placement warrants, primary resulting from the decrease in our stock price. See Note 8 to the accompanying unaudited condensed consolidated financial statements for further details on the underlying fair value measurements.
Other loss, net resulted in other income of $5.1 million for the nine months ended September 30, 2022, as compared to other expense of $14.7 million for the nine months ended September 30, 2021.
The other income, net during the nine months ended September 30, 2022 was primarily due to:
•$25.1 million gain on sale of the Canada business in June 2022;
•$20.8 million loss related to the CFP derivative liability; and
•$1.9 million of consideration for sales of certain technologies.
The other income, net during the nine months ended September 30, 2021 was primarily due to:
•$30.2 million loss on debt modification and extinguishment in July 2021;
•$15.2 million gain related to the CFP derivative liability; and
•$0.3 million foreign currency exchange gain.
Income Taxes
The following table provides the significant components of our income tax expense for the nine-month periods ended September 30, 2022 and September 30, 2021 (in thousands, except for percentages):

	Nine Months Ended September 30,
	2022	2021	% Change
Income tax expense	$787	$500	NM
Income tax expense was $0.8 million for the nine months ended September 30, 2022, as compared to an expense of $0.5 million for the nine months ended September 30, 2021. The income tax expense for the nine months ended September 30, 2022 resulted primarily from US state income taxes and income taxes from our former Canadian subsidiary. The income tax expense for the nine months ended September 30, 2021 resulted primarily from US state income taxes, offset by losses in our Canadian subsidiary.
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
Our primary source of liquidity has historically been cash from operating activities, proceeds from issuances of debt securities, borrowings under our credit facilities and, to a lesser extent, capital contributions and issuances of equity. As of September 30, 2022, we had $303.7 million of cash and cash equivalents and $358.9 million of availability under our Revolving Credit Facility (after giving effect to $11.1 million of letters of credit outstanding and no borrowings).
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

The following table provides a summary of cash flow data (in thousands, except for percentages):

	Nine Months Ended September 30,
	2022	2021	% Change
Net cash from operating activities	$49,578	$142,130	(65)%
Net cash from investing activities	72,668	(10,037)	NM
Net cash from financing activities	(26,783)	(165,711)	(84)%
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
For the nine months ended September 30, 2022, net cash provided in operating activities was $49.6 million. This cash provided was primarily from a net loss of $71.9 million, adjusted for:
•$531.5 million in non-cash amortization, depreciation, and stock-based compensation;
•$25.1 million gain on sale of our Canada business;
•$10.4 million gain on change in warrant derivative fair value;
•$26.7 million in provisions for doubtful accounts and credit losses; and
•$3.3 million in deferred income taxes.
Cash provided by operating activities resulting from changes in operating assets and liabilities, including:
•a $191.6 million increase in deferred revenue primarily associated with the sale of Products under the Vivint Flex Pay plan and the increase in Total Subscribers;
•a $26.4 million increase in accounts payable;
•a $11.3 million decrease in long-term notes receivables and other assets, net primarily due to decreases in RIC receivables; and
•a $6.5 million decrease in right of use assets.
These sources of operating cash were partially offset by the following changes in operating assets and liabilities:
•a $564.2 million increase in capitalized contract costs;
•a $30.5 million increase in accounts and notes receivable;
•a $8.3 million increase in prepaid expenses and other current assets;
•a $7.4 million decrease in right of use liabilities; and
•a $26.6 million increase in inventories.
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
Net cash interest paid for the nine months ended September 30, 2022 and 2021 related to our indebtedness (excluding finance leases) totaled $136.1 million and $155.4 million, respectively. Our net cash flows from operating activities for the nine months ended September 30, 2022 and 2021, before these interest payments, were cash inflows of $185.7 million and $297.5 million, respectively. Accordingly, our net cash provided by operating activities were sufficient to cover interest payments for the nine months ended September 30, 2022 and 2021.
Cash Flows from Investing Activities

    Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.
For the nine months ended September 30, 2022, net cash provided in investing activities was $72.7 million primarily associated with $86.1 million of net cash received on the sale of the Canada business and proceeds of $2.3 million from the sale of certain assets, offset by capital expenditures of $15.3 million.
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
For the nine months ended September 30, 2022, net cash used in financing activities was $26.8 million, consisting of $13.9 million for taxes paid related to net share settlements of stock-based compensation awards and $10.1 million of repayments on existing notes and $2.8 million on repayments of finance lease obligations.
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
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of September 30, 2022, we had $2.74 billion of total debt outstanding, consisting of $600.0 million of outstanding 6.75% senior secured notes due 2027 (the “2027 notes”), $800.0 million of outstanding 5.75% senior notes due 2029 (the “2029 notes” and together with the 2027 notes, the “Notes”), $1,336.5 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under our Revolving Credit Facility (with $358.9 million of additional availability under the Revolving Credit Facility after giving effect to $11.1 million of letters of credit outstanding).

2027 Notes
As of September 30, 2022, APX had $600.0 million outstanding aggregate principal amount of its 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year.
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
2029 Notes
As of September 30, 2022, APX had $800.0 million outstanding aggregate principal amount of its 2029 notes. Interest on the 2029 notes is payable semiannually in arrears on January 15 and July 15 each year.
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
    The 2029 notes will mature on July 15, 2029.
Senior Secured Credit Facilities
As of September 30, 2022, APX had outstanding term loans under the Term Loan Facility in an aggregate principal amount of $1,336.5 million. APX is required to make quarterly amortization payments under the Term Loan Facility in an amount equal to 0.25% of the aggregate principal amount of the Term Loans outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loans will be due and payable in full on July 9, 2028. APX may prepay the Term Loans on the terms specified in the Credit Agreement. No amortization payments are required under the Revolving Credit Facility.
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
There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2022 with $358.9 million of availability under our revolving credit facility (after giving effect to $11.1 million of letters of credit outstanding and no borrowings).
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
The Credit Agreement and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2022, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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
The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

Twelve months ended September 30, 2022
Net loss	$(125,387)
Interest expense, net	157,209
Other expense, net	(5,381)
Income tax expense, net	2,758
Depreciation and amortization (1)	72,484
Amortization of capitalized contract costs	549,550
Non-capitalized contract costs (2)	382,035
Stock-based compensation (3)	82,422
Change in fair value of warrant derivative liabilities (4)	(9,912)
Other adjustments (5)	90,361
Covenant Adjusted EBITDA	$1,196,139
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
(4)Reflects the change in fair value of the derivative liability associated with our public and private warrants.
(5)Other adjustments represent primarily the following items (in thousands):

Twelve months ended September 30, 2022
Consumer financing fees (a)	$54,074
Product development (b)	19,115
Hiring, retention and termination payments (c)	6,477
Monitoring fee (d)	1,295
Certain legal and professional fees (e)	9,534
All other adjustments (f)	(134)
Total other adjustments	$90,361
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

Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36-month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of September 30, 2022, our total finance lease obligations were $7.8 million, of which $2.6 million is due within the next 12 months.

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
We had no borrowings under the Revolving Credit Facility as of September 30, 2022.

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
Internal Control Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the periods indicated, which related to shares withheld upon settlement of vested and exercised equity awards to satisfy tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2022	690	$4.63	—	—
August 1 - 31, 2022	25,392	6.03	—	—
September 1 - 30, 2022	240,785	$6.46	—	—

(1) Total number of shares delivered to us by employees to satisfy tax withholding requirements    .

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Exhibit No.	Filing Date	Provided Herewith
2.1	Agreement and Plan of Merger dated as of September 15, 2019, by and among Mosaic Acquisition Corp., Maiden Merger Sub, Inc. and Vivint Smart Home, Inc.	8-K	2.1	9/16/2019
31.1	Certification of the Registrant’s Chief Executive Officer, David Bywater, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934				X
31.2	Certification of the Registrant’s Principal Financial Officer, Dana Russell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934				X
32.1	Certification of the Registrant’s Chief Executive Officer, David Bywater, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Registrant’s Principal Financial Officer, Dana Russell, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Vivint Smart Home, Inc.

Date:	November 8, 2022	By:	/s/ David Bywater
David Bywater
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Dana Russell
Dana Russell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)