Form 10-K
period 2022-12-31
Vivint Smart Home, Inc.
filed 2023-02-24
CIK 1713952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $242.5 million.
As of February 22, 2023, there were 214,693,613 shares of Class A common stock outstanding.

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
In addition, factors that could cause the Company’s actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, the occurrence of any event, change or other circumstances that could give rise to the termination of the Company’s Agreement and Plan of Merger, dated December 6, 2022 (the “NRG Merger Agreement”), by and among the Company, NRG Energy, Inc., and Jetson Merger Sub, Inc., a wholly owned subsidiary of NRG Energy, Inc., pursuant to which Jetson Merger Sub, Inc. will be merged with and into the Company with the Company surviving the NRG Merger as a wholly owned subsidiary of NRG Energy, Inc. (the “NRG Merger”); the inability to complete the NRG Merger due to the failure to satisfy the conditions to completion of the proposed NRG Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; risks related to disruption of management’s attention from the Company’s ongoing business operations due to the pendency of the transaction; the effect of the announcement of the NRG Merger on the Company’s relationships with its customers, operating results and business generally; the risk that the NRG Merger will not be consummated in a timely manner; and the risk that actual costs could exceed the expected costs of the NRG Merger.

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

•The failure to complete the NRG Merger could materially adversely affect our business;
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
•We have in the past been, and may in the future be, subject to regulatory and civil claims regarding our sales practices;
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
•Macroeconomic pressures in the markets in which we operate may adversely affect consumer spending and our financial results;
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
•    If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect our business;
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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (https://www.vivint.com), our company blogs (vivint.com/resources), corporate Twitter accounts (@VivintHome), our corporate Instagram and Facebook accounts (@Vivint), our TikTok channel (@Vivint), our YouTube channel (https://www.youtube.com/vivint), our corporate Pinterest account (https://www.pinterest.com/vivint) and our corporate LinkedIn account as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.investors.vivint.com. The contents of our website and social media channels are not, however, a part of this Annual Report.
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
On January 17, 2020 (the “Closing Date”), the Company consummated the Merger.
Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Vivint Smart Home was effected through the merger of Merger Sub with and into Legacy Vivint Smart Home, with Legacy Vivint Smart Home surviving as the surviving company (the “Business Combination”) (See Note 6 Business Combination for further discussion). Notwithstanding the legal form of the Business Combination pursuant to the Merger Agreement, the Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Vivint Smart Home, Inc. is treated as the acquired company and Legacy Vivint Smart Home is treated as the acquirer for financial statement reporting and accounting purposes. Legacy Vivint Smart Home was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
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
PART I

ITEM 1.BUSINESS
Overview
Vivint Smart Home is a leading smart home platform company serving approximately 1.9 million subscribers as of December 31, 2022. Our brand name, Vivint, means to “to live intelligently” and our mission is to help our customers do exactly that by providing them with technology, products and services to create a smarter, greener, safer home that saves our customers money every month.
Although a number of companies offer single devices such as a doorbell camera, smart speaker or thermostat, single offerings do not make a home smart. Rather, a smart home has multiple devices, properly scoped and installed, all integrated into a single expandable platform that incorporates artificial intelligence (“AI”) and machine-learning in its operating system.
We make creating this smart home easy and affordable with an integrated platform, exceptional products, hassle-free professional installation and zero percent annual percentage rate (“APR”) consumer financing for most customers. We help consumers create a customized solution for their home by integrating smart cameras (indoor, outdoor, doorbell), locks, lights, thermostats, garage door control, car protection and a host of safety and security sensors. As of December 31, 2022, on average, the subscribers on our cloud-based home platform had approximately 15 security and smart home devices in each home.
We provide a fully integrated solution for consumers with our vertically integrated business model which includes hardware, software, sales, installation, support and professional monitoring. This model strengthens our ability to deliver superior experiences at every customer touchpoint and a complete end-to-end smart home experience. This seamless integration of high-quality products and services results in an Average Subscriber Lifetime of approximately nine years, as of December 31, 2022. This model also facilitates our ability to offer adjacent products and services that leverage our existing platform and infrastructure, which we believe can extend the Average Subscriber Lifetime and increase the lifetime value we derive from our subscribers.
Our cloud-based home platform currently manages more than 27 million in-home devices as of December 31, 2022. Our subscribers are able to interact with their connected home by using their voice or mobile device—anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends and visitors. The average subscriber on our cloud-based home platform engages with our smart home app approximately 15 times per day.
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
Recent Development
On December 6, 2022, Vivint Smart Home entered into an Agreement and Plan of Merger, by and among the Company, NRG Energy, Inc., a Delaware corporation, and Jetson Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of NRG Energy, Inc., pursuant to which Jetson Merger Sub, Inc. will be merged with and into the Company with the Company surviving the NRG Merger as a wholly owned subsidiary of NRG Energy, Inc.
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
•Vivint Spotlight Pro – an enhancement of the Vivint Outdoor Camera Pro which adds intelligent lighting including smart deter technology by adding person tracking, enhanced lighting deterrence behaviors, and elegant, intelligent everyday outdoor lighting.
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
In addition, through our partnerships with Freedom Forever and other solar installers, we can offer smart energy to our current customers, as well as new customers. Through these partnerships, we generated over 100 megawatts of installed solar power during 2022, bringing smart energy to approximately 10,000 homes. We believe this will continue to expand in the future as we begin offering a bundled solution in markets where customers are most likely to benefit from residential solar. Over time, we intend to integrate the production data from the solar panels with customer behavior patterns. As a result, we believe smart energy can drive meaningful savings to our customers that will reinforce the value of the Vivint platform, and do so in an environmentally friendly manner.
Smart Insurance
We began selling property and casualty insurance to a limited number of our customers in 2020. The property and casualty insurance market has been looking for a homeowner’s equivalent to the smart driving discount that auto insurance carriers deliver through their telematics solution in automobiles. We believe that Vivint has such a solution, given the rich first-party data that comes from our average customer interacting with such customer's system multiple times per day, and the numerous smart devices in such customer's home that help protect them against water damage, fire, and theft. In addition, customers have opportunities to receive a homeowner’s insurance discount by having a monitored security system as part of their smart homes. As we have engaged with industry leaders in the insurance space, they have shown significant interest in helping us create a home insurance solution that leverages our smart home ecosystem to save our customers money and mitigate the severity of claim events. We believe we can demonstrate to insurers that Vivint customers present a lower risk than homeowners without a smart home system or with a DIY system that was inadequately scoped, and installed or professionally monitored.
To date, we have operated as an agency, reselling insurance products from a few large carriers, selling approximately 8,800 insurance policies in 2022.
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
Our existing subscriber base generates predictable, high-margin recurring revenue (with approximately 79% net service margins for the year ended December 31, 2022) from our cloud-enabled smart home solutions. Our strategic priorities are focused on leveraging the increased customer satisfaction that results from the distinct advantage derived from our fully integrated platform, and strategic adjacencies such as smart energy and Smart Insurance, as discussed above. As we successfully execute on these strategic priorities, we believe we can extend our Average Subscriber Lifetime and increase the value of our customers over that lifetime.
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
Sales and Marketing
Our go-to-market strategy is based on directly educating consumers about the value and benefits of a smart home experience. We reach consumers through a variety of highly efficient customer acquisition channels, including our national inside sales and direct-to-home sales channels. Our nationwide sales and service footprint covers the majority of U.S. zip codes. Regardless of sales channel, our tech-enabled sales professionals always take a consultative approach to the sales process, educate potential subscribers on the benefits of smart home technology, and tailor a solution that serves each subscriber’s needs. This consultative sales process has enabled us to achieve a high adoption rate of our smart home solutions.
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
Marketing Strategy
Vivint’s national marketing efforts are anchored in our mission to redefine the home experience with technology and services to create a smarter, greener, safer home that saves our customers money every month. Our customer marketing and organic social teams are focused on prioritizing customers’ needs for education, technology improvements, world-class service, and a sense of community. We invest in certain marketing strategies which amplify the brand and awareness of our solutions, including through general paid media outlets. We also have exclusive brand naming rights for the Vivint Arena, home of the NBA’s Utah Jazz, through June 2023.
Field Operations
When it comes to creating a smart home experience, we believe many homeowners want and need professional help to set up their systems and to ensure that they are fully functional. We deploy Smart Home Pros throughout the United States to provide professional installation and prompt tech-enabled services to our subscribers. In contrast to DIY solutions, we provide professional, white glove installation, followed by ongoing in-home service, customer support and 24/7 professional monitoring.
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
Our Customers
We had approximately 1.9 million subscribers in the United States as of December 31, 2022. Our business is not dependent on any single subscriber or a few subscribers, as such, the loss of any single subscriber or a few subscribers would not have a material adverse effect on the respective market or on us as a whole. No individual subscriber accounted for more than 1% of our consolidated 2022 revenue.
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
Types of Contracts
When signing up for our Services, subscribers currently have the following three ways to pay for their Products: (1) qualified customers may finance the purchase of Products through a third-party financing provider (“Consumer Financing Program” or “CFP”); (2) we generally offer to a limited number of customers not eligible for the CFP, but who qualify under our underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with us or; (3) customers may purchase the Products at the outset of the service contract either by paying the full amount due at that time or to a lesser extent by obtaining short-term financing (generally, no more than six-months installment terms) through us (“Pay-in-Full” or “PIF”). We receive recurring revenue for Services on a month-to-month basis from these subscribers. When a subscriber signs up under the CFP program, we receive cash from the third-party financing provider (“Financing Provider”) for the subscriber’s purchase of products and the related installation costs less any upfront fees. Beginning in early 2021, all loans issued by Financing Providers will be originated through a line-of-credit (“LOC”), whereas previously most financing was provided through installment loans. The fee structures of our loans vary, depending on the Financing Provider and the type of Financing Provider loan (“Loans”). The fee structures of these Loans are generally one or more of the following:
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
Term and Termination
Historically, we have generally offered service contracts to subscribers that range in length from 36 to 60 months, subject to automatic monthly renewal after the expiration of the initial term. A majority of new subscribers enter into 60-month contracts. As a result, the average initial contract length has increased over time, reaching an average of 50 months as of December 31, 2022. Generally when the customer pays for their Products upfront, we offer a month-to-month contract at the time of origination. Subscribers have a right of rescission period prescribed by applicable law during which such subscriber may cancel the contract without penalty or obligation. Generally, these rescission periods range from 3 to 30 days, depending on the jurisdiction in which a subscriber resides. As a company policy, we provide new subscribers 65 years of age and older a 30-day right of rescission. If the subscriber rescinds during the applicable rescission period under the terms of the contract, the subscriber is required to return the applicable equipment. Once the applicable rescission period expires, the subscriber is responsible for any unpaid contractual monthly service fees and amounts that remain due under their Vivint Flex pay agreement.
Other Terms
We generally provide our subscribers with maintenance services free of charge for the first 120 days of their subscription. We also generally replace or repair defective smart home devices free of charge, excluding the cost of any service visit, during the first five years of their subscription. For certain longer-tenured customers still on older subscription agreement version, we provide these no-charge replacements and repairs, excluding the cost of any service visit, free of charge during their entire subscription term. If a utility or governmental agency requires a change to our platform or tech-enabled service after the installation of the system, the subscriber may be charged for the equipment and labor associated with the required change. We also charge subscribers a monthly fee related to the cost of maintaining our cellular communication network.
We do not provide insurance or warrant that the system will prevent a burglary, fire, hold-up or any similar event. Our contracts limit our liability to a maximum of $2,000 per event and, where permissible, provide a one-year statute of limitations to file an action against us. We may cease or suspend tech-enabled monitoring and repair service due to, among other things, work stoppages, weather, phone service interruption, government requirements, subscriber bankruptcy or non-payment by subscribers after we have given notice that their service is being canceled due to such non-payment.
Billing and Collections
A majority of our subscribers pay for our Services electronically either via ACH, credit or debit card, with approximately 89% paying electronically as of December 31, 2022. Our subscribers billed via direct invoice can be billed on any day of the month, with payment due 15 days subsequent to the invoice date. Subscribers are billed in advance for their monthly services based on their billing cycle and not calendar month. In those jurisdictions where we are entitled to do so by law, we charge late fees to subscribers whose accounts are more than 10 days past due.
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
As of December 31, 2022, our portfolio of patents consists of approximately 422 issued patents and numerous additional pending-patent applications that relate to a variety of smart home, security and other technologies utilized in our business. We also own a portfolio of trademarks and are a licensee of various patents from our third-party suppliers and technology partners.
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
We believe we compete effectively with each of our competitors and are uniquely positioned due to our proprietary cloud-based platform and differentiated end-to-end business model. However, we expect competition to intensify in the future as we face increasing competition from competitors who are building their own smart home platforms, such as Amazon, Apple and Google, as well as from companies that offer single-point connected devices. Having installed more than 3.5 million smart home and security systems, we believe we are well positioned to compete. We benefit from more than 23 years of experience; our efficient direct-to-home and inside sales channels; integrated smart home platform; innovative products; and our award-winning customer service. We also believe that our recently announced smart energy and Smart Insurance initiatives, which we intend to continue developing and expanding, will provide greater differentiation relative to our competitors.
Government Regulations
We are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities.
We are also required to obtain various licenses and permits from state and local authorities in connection with the operation of our businesses. The majority of states regulate in some manner the sale, installation, servicing, monitoring or maintenance of smart home and electronic security systems. In the states that do regulate such activity, our company and our employees are typically required to obtain and maintain licenses, certifications or similar permits from the state as a condition to engaging in the smart home and security services business. Our insurance business is also subject to state laws and regulations related to the sale of insurance products, including licensing requirements at both the employee and entity level.
A minority of states and require a seller of residential solar systems to obtain a home improvement license. Our employees who close solar system sales in those states typically obtain and maintain such licenses as a condition for engaging in those sales activities.
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
Our sales, marketing and payment collection practices are regulated by federal, state and local agencies. These laws and regulations typically place restrictions on the manner in which products and services can be advertised and sold, provide residential purchasers with certain rescission rights, and govern how we process payments and collect amounts due under our subscriber agreements. In certain circumstances, consumer protection laws also require the disclosure of certain information in the contract with our subscriber and, in addition, may prohibit the inclusion of certain terms or conditions of sale in such contracts. Many local governments regulate direct-to-home sales activities and contract terms and require that salespeople and the company on whose behalf the salesperson is selling obtain licenses to carry on business in that municipality.
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
We are required to comply with the growing number of federal and state privacy-related laws and their implementing regulations, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act (FCRA), the California Consumer Privacy Act, the California Privacy Rights Act, the California Financial Information Privacy Act and the Virginia Consumer Data Protection Act. These laws and regulations regulate the company’s use of consumer personal information, financial information and consumer report information. The company’s privacy practices with regard to this information are explained in our privacy policies and notices published on our website.
Various aspects of Vivint’s products and services are regulated by federal, state, and local authorities. These regulations typically focus on product safety and consumer protection, such as various end-of-life battery replacement regulations and regulations about sealed battery detectors.

Data Privacy and Security
In the course of our operations, we gather, process, transmit and store subscriber information, including personal, payment, credit, financial and other confidential and private information. We may use this information for operational and marketing purposes in the course of operating our business. Our collection, retention, transfer, storage, use, processing, disclosure, and security of this information are governed by U.S. laws and regulations relating to privacy and data security, industry standards and protocols, or it may be asserted that such industry standards or protocols apply to us. In the United States, federal and various states have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, retention, transfer, storage, and use, processing, disclosure, and security of certain categories of information. These new laws and regulations may also impact the way we design and develop new technology solutions and the way we sell and market our products and services. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services, or from breaches experienced by our service providers and/or partners. We are also subject to state and federal laws and regulations regarding telemarketing and other telephonic communications and state and federal laws regarding unsolicited commercial emails, as well as regulations relating to automated telemarketing calls, texts or SMS messages.
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
Human Capital Management
As a smart home platform company that provides home services to our customers, we know that our success relies heavily on our ability to attract, develop and retain top talent who are committed to delivering the peace of mind our customers expect. We recognize that delivering this peace of mind means we must understand the needs of our diverse customer base and the communities we serve across the U.S. The best way to do this is to employ top talent with diverse backgrounds, perspectives and experience that can connect with our customer’s needs.
As of December 31, 2022, we employed approximately 11,800 people including our seasonal direct sales and installation force, of which most were employed in the United States.
We place a premium on inclusion and strive to continually engage employees on ways to fully realize our core value of “We Win Together.” We believe this is a critical component of our strategy for attracting and retaining talent. One way we accomplish this is through Employee Resource Groups (“ERG”s), including Vivint Pride, Vivint Veterans, Vivint Women and Vivint Ethnically Diverse, as well as our Diversity Council. Our ERG programs are organized by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results. We use these groups to provide guidance to the organization on opportunities to improve inclusion across Vivint, to provide mentorship opportunities for our employee base, and to support the acquisition of diverse talent internally and externally. Each ERG is sponsored and supported by senior leaders across the enterprise. Approximately 40% of our employee base self identifies as ethnically diverse and approximately 19% of our employee base self identifies as female.
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

Developing Talent
We are committed to the continued development of our employees. We rely heavily on learning through stretch assignments, projects and other on-the-job opportunities while layering in mentoring, coaching, and formal training as appropriate to facilitate talent development. Strategic talent reviews and succession planning occur on a planned annual cadence across all business areas. The CEO and Senior Vice President, People and Culture hold meetings with the executive leadership team to identify critical organizational capabilities, review top talent readiness, identify developmental opportunities for our people, and develop action plans to mitigate retention risks and talent gaps. This approach has enabled us to continue providing formal career growth to our internal employees with approximately 74% of open management positions being filled internally in 2022.
Retaining Talent
An important component of retention is a competitive total rewards package which includes:
•Competitive compensation that incentivizes performance
•Proactive market assessments to benchmark our compensation against peer group to ensure we remain competitive against the market
•Comprehensive health insurance coverage
•On-site clinic for employees located close to the Provo headquarters, which delivers personalized health care and wellness solutions, including access to mental health professionals at a nominal cost
•Life insurance and disability leave
•Free and unlimited mental health support for all employees
•401(k) matching with no vesting requirements
•Paid parental leaves for birth, adoption, or foster placement
•Paid Time Off for our hourly employees and unlimited paid time away for our salaried employees
While a competitive total rewards program provides a solid foundation for retention, we believe it is critical to continually focus on employee experience. Employee experience starts at the candidate stage and continues through training, developmental experiences, interactions with their leaders in formal and informal engagements and even termination experience. Our leaders hold regular one-on-one meetings, where leaders take time to connect with their employees, and to understand what is working well for them and areas for improvement and development. We also conduct an annual company-wide engagement survey and pulse surveys throughout the year to seek feedback from our employees on a variety of topics including, how the Company meets the employee's essential needs, how the work gets done and how people feel about the Company and leadership. We then develop plans to address opportunities for improvement, based on the survey results.
Health and Safety
We are committed to providing a safe and healthy environment for all our employees. This requires us to identify the specific hazards within the unique working environments of our sales, service, installation and corporate operations. We use leading indicators reported through Job Safety Analysis and Job Safety Observation (audits) to provide an assessment of prevailing hazards identified on the job. Both indicators provide leaders with data that enables real-time coaching and engagement conversations while providing the Health and Safety Team analysis of the workplace hazards, for training and policy development. In addition, we utilize a number of measures including Total Recordable Incident Rate (“TRIR”), and Lost Time (or Lost Workday) Incident Rate (“LTIR”), to measure the overall effectiveness of our health and safety program. For 2022, we had a TRIR of 1.3, a LTIR of 0.8 and zero work-related fatalities.
Suppliers
We license certain communications infrastructure, software and services from Alarm.com to support subscribers using our Go!Control panel, which was approximately 3% of our Total Subscribers at December 31, 2022. These Go!Control panels are connected to Alarm.com’s hosted platform. Alarm.com also provides an interface to enable these subscribers to access their systems remotely.
Generally, our hardware device suppliers maintain a stock of devices and key components to cover any minor supply chain disruptions. Although it has not yet had a significant impact on our business, some technology companies are facing shortages of certain components used in our Products, which if prolonged could impact our ability to obtain the equipment needed to support our operations and could increase Product costs. Such shortages can require us to purchase components on the spot market at elevated prices and utilize expedited shipping methods to maintain adequate supply, which result in increased costs for components and equipment. Where possible we also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier. However, we also rely on a number of sole source and limited source suppliers for critical components of our solution. Replacing any sole source or limited source suppliers could require the expenditure of significant resources and time to redesign and resource these products.
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
Risks Relating to Our Business and Industry

The failure to complete the NRG Merger could materially adversely affect our business.
On December 6, 2022, the Company entered into the NRG Merger Agreement. The parties continue to expect the NRG Merger to close in the first quarter of 2023, subject to satisfaction of customary closing conditions, however, there is no assurance that the NRG Merger will occur. If the NRG Merger or a similar transaction is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. Further, a failure to complete the NRG Merger may result in negative publicity and a negative impression of us.

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
We have in the past been, and may in the future be, subject to regulatory and civil claims regarding our sales practices.
We are subject to reputational risks that may arise from the actions of our executives, employees, third-party independent contractors and other agents, including but not limited to violations of our marketing policies and procedures as well as any failure to comply with applicable laws and regulations. In addition, activities in connection with sales efforts by employees, independent contractors, and other agents, including predatory door-to-door sales tactics and fraudulent misrepresentations, have in the past subjected us to, and could in the future subject us to, governmental investigations and class action lawsuits for, among others, false advertising and deceptive trade practice damage claims. If our employees, independent contractors, or other agents engage in marketing practices that are not in compliance with laws and regulations, we may be in breach of such laws and regulations, which may result in litigation, regulatory proceedings and potential penalties that could adversely impact our business, financial condition, results of operations, and cash flows. For example, in February 2023, a jury in the U.S. District Court, Western District of North Carolina, Charlotte Division, issued a verdict against the Company, in favor of CPI Security Systems, Inc. (“CPI”) for $49.7 million of compensatory damages and an additional $140 million of punitive damages in a lawsuit filed by CPI in 2020 regarding alleged historical practices by certain Vivint sales personnel. While the Company believes the verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurance that such defense efforts will be successful.
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
Certain elements of our operating model have historically relied on our subscribers’ continued selection and use of traditional landline telecommunications to transmit signals to and from our subscribers. There is a growing trend for consumers to switch to the exclusive use of cellular, satellite or internet communication technology in their homes, and telecommunication providers may discontinue their landline services in the future. In addition, many of our subscribers who use cellular communication technology for their systems use products that rely on older 3G technology. The discontinuation of landline and 3G and any other services by telecommunications providers in the future would require our subscriber’s system to be upgraded to alternative, and potentially more expensive, technologies. This could increase our subscriber attrition rates and slow our new subscriber originations. To maintain our subscriber base that uses components that are or could become obsolete, we may be required to upgrade or implement new technologies, including by offering to subsidize the replacement of subscribers’ outdated systems at our expense. Any such upgrades or implementations could require significant capital expenditures and also divert management’s attention and other important resources away from our customer service and new subscriber origination efforts.
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
Our collection, retention, transfer and use of this information are governed by U.S. and foreign laws and regulations relating to privacy, data protection and information security, industry standards and protocols, or it may be asserted that such industry standards or protocols apply to us. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In the United States, federal and various state and provincial governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain categories of information. These new laws and regulations may also impact the way we design and develop new technology solutions. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services or breaches experienced by our service providers and/or partners. For example, in the State of California, the California Consumer Privacy Act (“CCPA”) provides for enhanced consumer protections for California residents, a private right of action for data breaches of certain personal information and statutory fines and damages for such data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. In addition, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, which amends and expands the CCPA with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing those requirements. We are also subject to state and federal laws and regulations regarding telemarketing and other telephonic communications and state and federal laws regarding unsolicited commercial emails, as well as regulations relating to automated telemarketing calls, texts or SMS messages.

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
In 2017, we introduced Vivint Flex Pay, which allowed subscribers to finance the purchase of their products and related installation through our Vivint Flex Pay plan. Under Vivint Flex Pay, we offer to our qualified U.S. subscribers an opportunity to finance through a third party the purchase of products and related installation used in connection with our smart home services. We offer certain of our subscribers who do not qualify for third-party financing, the opportunity to finance their purchase of Products and related installation under a retail installment contract program (a “RIC”), which is financed by us. Under Vivint Flex Pay, subscribers pay separately for the Products and our Services. As an alternative to the financing offered under these programs, subscribers are able to purchase the products by check, ACH, credit or debit card, and pay in full at the time of installation.
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
Regulations have been issued by the FTC and FCC that place restrictions on direct-to-home marketing, telemarketing, email marketing and general sales practices. These restrictions include, but are not limited to, limitations on methods of communication, requirements to maintain a “do not call” list, cancellation rights and required training for personnel to comply with these restrictions.
The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices”. Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. Any new or changed laws, regulations or licensing requirements, or the interpretation of such laws, regulations or licensing requirements could have a material adverse effect on our business, financial condition, cash flows or results of operations. We strive to comply with all such applicable regulations but cannot assure you that we or third parties that we may rely on for telemarketing, email marketing and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with such third parties expressly require them to comply with all such regulations and to indemnify us for their failure to do so, we cannot assure you that the FTC, FCC, private litigants or others will not attempt to hold us responsible for any unlawful acts conducted by such third parties or that we could successfully enforce or collect upon such indemnities. Additionally, certain FCC rulings and/or FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third-party, authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. Both the FCC and the FTC have relied on certain actions to support the notion of vicarious liability, including but not limited to, the use of the company brand or trademark, the authorization or approval of telemarketing scripts or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restricts such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may fail to comply with import and export, bribery and money laundering laws, regulations and controls.
We conduct our business in the United States and source our products from Thailand, Vietnam, Mexico, Taiwan, China, Malaysia and the United States. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies and regulatory bodies or authorities responsible for monitoring and enforcing product safety and consumer protection laws, data privacy and security laws and regulations, employment and labor laws, workplace safety laws and regulations, environmental laws and regulations, antitrust laws, federal securities laws and tax laws and regulations.
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
Our operations require us to import from Thailand, Vietnam, Mexico, Taiwan, China, and Malaysia, which geographically stretches our compliance obligations. We are also subject to anti-money laundering laws such as the USA PATRIOT Act and may be subject to similar laws in other jurisdictions. Our Products are subject to import laws and regulations, including the U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. We may also be subject to import laws and regulations in other jurisdictions in which we conduct business or source our Products. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, U.S. Customs and Border Protection is investigating our historical compliance with regulations relating to duties and tariffs in connection with our import of certain products from outside the

United States. The Department of Justice is also investigating potential violations of the False Claims Act relating to similar issues. We are cooperating with these investigations.
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
Shareholder and customer emphasis on environmental, social, and governance responsibility may impose additional costs on us or expose us to new risks.
Our shareholders, customers and employees continue to expect a more proactive response to environmental, social, and governance (“ESG”) matters. We may incur increased costs and may be exposed to new risks responding to these higher expectations. Although we believe that our emphasis on ESG priorities can help drive sustainable business practices that are crucial to our long-term growth, we may face reputational challenges in the event that we are unable to achieve these goals or our ESG standards do not meet those set by certain constituencies. These reputational challenges could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Macroeconomic pressures in the markets in which we operate may adversely affect consumer spending and our financial results.
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
Real GDP growth, consumer confidence, pandemics, inflation (including wage inflation), employment levels (including as a result of an increasingly competitive job market), oil prices, interest rates, tax rates, availability of consumer financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect consumer demand for our Products and Services. Geopolitical tensions around the world can also impact macroeconomic conditions and could have a material adverse impact on our financial results. In addition to general levels of inflation, we are also subject to risks of specific inflationary pressures on product prices due to, for example, high consumer demand, component shortages and supply chain disruptions. We may be unable to increase our prices sufficiently to offset these pressures.
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
The success of our business depends upon the skills, experience and efforts of our key executive personnel and employees. Members of our senior management have been and will continue to be integral to the continuing evolution of our business. There is significant competition for executive personnel with experience in the smart home and security industry and our sales channels. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. For example, in May 2022, our Chief Financial Officer left the Company to pursue another opportunity. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. We do not and do not currently expect to have in the future, “key person” insurance on the lives of any member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement could have a material adverse effect on our business, financial condition, cash flows or results of operations.
If we are unable to acquire necessary intellectual property or adequately protect our intellectual property, we could be competitively disadvantaged.
Our intellectual property, including our patents, trademarks, copyrights, trade secrets and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our proprietary technology, brands and other intellectual property against dilution, infringement, misappropriation and competitive pressure by defending our intellectual property rights. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright and trade secret laws of the United States and other countries and a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. In addition, we make efforts to acquire rights to intellectual property necessary for our operations. However, there can be no assurance that these measures will be successful in any given case, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States.
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
Future transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services or expand into new channels or industries. Such acquisitions or dispositions could be material. For example in 2020 our parent company consummated a merger with Mosaic Acquisition Corp. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (1) availability of financing; (2) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures; (3) general business disruption; (4) managing the integration process; (5) diversion of management’s attention from day-to-day operations, assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (7) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (8) potentially substantial costs and expenses associated with acquisitions and dispositions; (9) potential increases in compliance costs; (10) failure to retain and motivate key employees; and (11) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have material adverse effect on our business, financial condition, cash flow or results of operations. We can offer no assurance that any such strategic opportunities will prove to be successful. Among other negative effects, our pursuit of such opportunities could cause our cost of investment in new subscribers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. Additionally, any new product or service offerings could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. Moreover, expansion into any new industry or channel could result in higher compliance costs as we may become subject to laws and regulations to which we are not currently subject.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of December 31, 2022, we had approximately $0.8 billion of goodwill and identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. In addition, as of December 31, 2022, we had approximately $1.5 billion of capitalized contract costs, net. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer, challenges to the validity of certain intellectual property, reduced sales of certain products or services incorporating intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial position and results of operations.
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
Our business is concentrated in certain markets. As of December 31, 2022, subscribers in Texas and California represented approximately 20% and 10%, respectively, of our total subscriber base. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.
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
We have recorded consolidated net losses of $51.7 million, $305.6 million, and $603.3 million in the years ended December 31, 2022, 2021 and 2020, respectively. We may likely continue to record net losses in future periods.
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
The Company completed its first biennial assessment during 2022 and received a report with no findings of non-compliance by the assessor. In connection with any subsequent assessment performed pursuant to the settlement, the assessor may identify deficiencies in the Company’s efforts to comply with the settlement and, should the FTC at any time make a determination that we are not in full compliance with the settlement, it could take further action against the Company such as seeking judicial remedies against us for any noncompliance, and we could be subject to additional sanctions and restrictions on our operations, which may seriously harm our financial position and results of operations and lead to other materially adverse consequences for our business. In addition, the filing of an application with the court against us for noncompliance with the settlement could lead to regulatory actions by other regulatory agencies or private litigation against us, could impact our ability to obtain regulatory approvals necessary to carry out our present or future plans and operations, and could result in negative publicity that might adversely affect our business.
Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition.
We have substantial indebtedness. Net cash interest paid for the years ended December 31, 2022 and 2021 related to our indebtedness (excluding finance or capital leases) totaled $143.8 million and $170.7 million, respectively. Our net cash flows from operating activities for the years ended December 31, 2022 and 2021, before these interest payments, were cash inflow of $183.2 million and cash inflow of $253.2 million, respectively. Accordingly, our net cash provided by operating activities were sufficient to cover interest payments for the years ended December 31, 2022 and 2021.
As of December 31, 2022, we had approximately $2.7 billion aggregate principal amount of total debt outstanding, all of which was issued or borrowed by APX and guaranteed by Vivint Smart Home, Inc., APX Group Holdings, Inc. and by substantially all of APX’s domestic subsidiaries, $1.9 billion of which was secured debt, which requires significant interest and principal payments. Subject to the limits contained in the agreements governing our existing indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:
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
Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above. As of December 31, 2022, we had $358.9 million of availability under the revolving credit facility (after giving effect to $11.1 million of letters of credit outstanding and no borrowings). Moreover, although the debt agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the previous risk factor would increase.
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
The closing price of our Class A common stock during 2022 ranged from $3.45 to $11.91 per share and is likely to continue to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “—Risks Relating to Our Business and Industry” and the following:
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
In March 2020, we filed a registration statement on Form S-8 to register 34.3 million shares of Class A common stock that have been issued or are reserved for issuance under our 2020 Omnibus Incentive Plan, which includes shares of Class A common stock underlying restricted shares of Class A common stock, stock appreciation rights and restricted stock units that have been granted to our directors, executive officers and other employees as “substitute awards” pursuant to such 2020 Omnibus Incentive Plan, all of which are subject to time-based vesting conditions, as well as all shares of Class A common stock underlying the hypothetical stock appreciation rights subject to each of our (i) Third Amended and Restated 2013 Long-Term Incentive Pool Plan for Lead Technicians, (ii) Second Amended and Restated 2013 Long- Term Incentive Pool Plan for Regional Technicians, (iii) Third Amended and Restated 2013 Long-Term Incentive Pool Plan for Sales Managers and (iv) Third Amended and Restated 2013 Long-Term Incentive Pool Plan for Regional Managers. Under our registration statement on Form S-8, subject to the satisfaction of applicable vesting periods, the shares of Class A common stock issuable upon the satisfaction of all applicable vesting conditions tied to the aforementioned equity awards or upon exercise of any outstanding stock appreciation rights can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have registered and intend to similarly register all shares of Class A common stock that may be approved for issuance under the 2020 Omnibus Incentive Plan in the future pursuant to the evergreen provision thereof or otherwise.
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
As of February 24, 2023, affiliates of Blackstone beneficially own approximately 47% of our Class A common stock. For so long as Blackstone continues to own a significant percentage of our Class A common stock, Blackstone will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Blackstone will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as affiliates of Blackstone continues to own a significant percentage of our Class A common stock, Blackstone will be able to cause or prevent a change of control of the Company or a change in the composition of the Company’s board of directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our Class A common stock. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, Blackstone could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. In certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes. So long as affiliates of Blackstone continues to own a significant amount of our combined voting power, even if such amount is less than 50%, Blackstone will continue to be able to strongly influence or effectively control our decisions.
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
Unforeseen events, or the prospect of such events, including acts of war (including the recent invasion of Ukraine by Russia), terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States, Canada or elsewhere, could disrupt our operations, disrupt the operations of suppliers or subscribers or result in political or economic instability. These events could reduce demand for our products and services, make it difficult or impossible to receive equipment from suppliers or impair our ability to market our products and services and/or deliver products and services to subscribers on a timely basis. Any such disruption could also damage our reputation and cause subscriber attrition. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all or be sufficient to fully cover our losses.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our headquarters, and one of our two monitoring facilities, are located in Provo, Utah. These premises are under leases expiring between December 2024 and June 2028. Additionally, we lease the premises for a separate monitoring station located in Eagan, Minnesota. We also have facility leases in Lehi, Utah; Lindon, Utah; Logan, Utah; Boston, Massachusetts; and various other locations throughout the United States for research and development, call center, warehousing, recruiting, and training purposes. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

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
Stockholders
As of December 31, 2022, there were 378 stockholders of record of our Class A common stock. This number does not indicate the actual number of beneficial owners of the Company's common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.
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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Vivint Smart Home, Inc., the S&P 500 Index , and the Russell 2000 Index
$225
$205
$185
$165
$145
$125
$105
$85
10/19/2017
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
S&P 500
VIVINT SMART HOME, INC.
RUSSELL 2000

* $100 invested on October 19, 2017 in stock or index, including reinvestment of dividends.

	10/19/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Vivint Smart Home, Inc.	$ 100.00	$ 101.50	$ 98.20	$ 102.85	$ 207.50	$ 97.80	$ 119.00
S&P 500	$ 100.00	$ 104.35	$ 97.84	$ 126.10	$ 146.60	$ 186.03	$ 149.86
RUSSELL 2000	$ 100.00	$ 102.23	$ 89.78	$ 111.08	$ 131.48	$ 149.48	$ 117.26

Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the periods indicated, which related to shares withheld upon vesting of equity awards to satisfy tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2022	—	$—	—	—
November 1 - 30, 2022	—	—	—	—
December 1 - 31, 2022	124,411	11.32	—	—
Total	124,411	$11.32	—	—

(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirements.

ITEM 6.RESERVED

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. Certain year-to-year comparisons between 2021 and 2020 have been omitted from this Annual Report on Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for they ear ended December 31, 2021. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
Business Overview
Vivint Smart Home is a leading smart home platform company serving approximately 1.9 million subscribers as of December 31, 2022. Our brand name, Vivint, means to “to live intelligently” and our mission is to help our customers do exactly that by providing them with technology and services to create a smarter, greener, safer home that saves our customers money every month.
Although a number of companies offer single devices such as a doorbell camera, smart speaker or thermostat, single offerings do not make a home smart. Rather, a smart home has multiple devices, properly located and installed, all integrated into a single expandable platform that incorporates artificial intelligence (“AI”) and machine-learning in its operating system.
We make creating this smart home easy and affordable with an integrated platform, exceptional products, hassle-free professional installation and zero percent annual percentage rate (“APR”) consumer financing for most customers. We help consumers create a customized solution for their home by integrating smart cameras (indoor, outdoor, doorbell), locks, lights, thermostats, garage door control, car protection and a host of safety and security sensors. As of December 31, 2022, on average, the subscribers on our cloud-based home platform had approximately 15 security and smart home devices in each home.
We provide a fully integrated solution for consumers with our vertically integrated business model that includes hardware, software, sales, installation, support and professional monitoring. This model strengthens our ability to deliver superior experiences at every customer touchpoint and a complete end-to-end smart home experience. This seamless integration of high-quality products and services results in an Average Subscriber Lifetime of approximately nine years, as of December 31, 2022. This model also facilitates our ability to offer adjacent products and services that leverage our existing platform and infrastructure, which we believe can extend the Average Subscriber Lifetime and increase the lifetime value we derive from our subscribers.
Our cloud-based home platform currently manages more than 27 million in-home devices as of December 31, 2022. Our subscribers are able to interact with their connected home by using their voice or mobile device—anytime, anywhere. They can engage with people at their front door; view live and recorded video inside and outside their home; control thermostats, locks, lights, and garage doors; and proactively manage the comings and goings of family, friends and visitors. The average subscriber on our cloud-based home platform engages with our smart home app approximately 11 times per day.
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
For 2022, some key metrics of our business included:
•Total Subscribers — As of December 31, 2022 and 2021, we had approximately 1.9 million and 1.9 million subscribers, respectively, representing year-over-year growth of 3.7%.
•Revenues — In 2022 and 2021, we generated revenue of approximately $1.7 billion and $1.5 billion, respectively, representing a year-over-year increase of 14%.
•Net Loss — In 2022 and 2021 we had a net loss of $51.7 million and $305.6 million, respectively.1
•Adjusted EBITDA — In 2022 and 2021, we generated Adjusted EBITDA of approximately $772.1 million and $625.5 million, respectively, representing a year-over-year increase of over 23%.1
Recent Development
On December 6, 2022, Vivint Smart Home entered into an Agreement and Plan of Merger, by and among the Company, NRG Energy, Inc., a Delaware corporation, and Jetson Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of NRG Energy, Inc., pursuant to which Jetson Merger Sub, Inc. will be merged with and into the Company with the Company surviving the NRG Merger as a wholly owned subsidiary of NRG Energy, Inc.
The board of directors of the Company (the “Board of Directors”) unanimously determined that the transactions contemplated by the NRG Merger Agreement, including the NRG Merger, are in the best interests of the Company and its stockholders, and approved the NRG Merger Agreement and the transactions contemplated thereby, and unanimously resolved to recommend that the Company’s stockholders adopt and approve the NRG Merger Agreement and the NRG Merger. Following execution of the NRG Merger Agreement on December 6, 2022, stockholders holding approximately 59% of the issued and outstanding shares of the Company’s Class A common stock duly executed and delivered to the Company a written consent adopting and approving the NRG Merger Agreement and the transactions contemplated thereby, including the NRG Merger.
At the effective time of the NRG Merger, each share of the Company’s common stock (other than shares held by the Company (including shares held in treasury), NRG Energy, Inc. or any of their respective wholly-owned subsidiaries and shares owned by stockholders who have properly made and not withdrawn or lost a demand for appraisal rights) will be converted into the right to receive $12.00 in cash, without interest and less applicable withholding taxes.
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

	Year ended December 31,
	2022	2021	2020
New Subscribers (U.S. only):
Financed through CFP	72%	74%	75%
Paid-in-Full	27%	24%	22%
Purchased through RICs	1%	2%	3%

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
Our ability to retain our subscribers also has a significant impact on our financial results, including revenues, operating income, and operating cash flows. Because we operate a business built on recurring revenues, subscriber lifetime is a key determinant of our operating success. Our Average Subscriber Lifetime is approximately 108 months (or approximately nine years) as of December 31, 2022. If our expected long-term annualized attrition rate increased by 1% to 12.1%, Average Subscriber Lifetime would decrease to approximately 99 months. Conversely, if our expected attrition decreased by 1% to 10.1%, our Average Subscriber Lifetime would increase to approximately 119 months. Our ability to increase overall revenue growth and extend our Average Subscriber Lifetime depends, in part, on our ability to successfully expand into new adjacent products and services, such as smart energy and Smart Insurance. This success is dependent on our ability to scale these adjacent businesses in a cost-effective manner and integrate them into our existing smart home platform, where appropriate.
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

The table below presents our smart home and security subscriber data for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
Beginning balance of subscribers	1,855,141	1,695,498	1,552,541
New subscribers	364,718	360,509	343,434
Sale of Canada business (1)	(85,786)	—	—
Attritted subscribers	(209,442)	(200,866)	(200,477)
Ending balance of subscribers	1,924,631	1,855,141	1,695,498
Monthly average subscribers	1,893,810	1,776,794	1,616,311
Attrition rate	11.1%	11.3%	12.4%
____________________
(1) Subscriber accounts from the sale of our Canada business in June 2022.
Historically, we have experienced an increased level of subscriber cancellations in the months surrounding the expiration of such subscribers’ initial contract term. Attrition in any twelve month period may be impacted by the number of subscriber contracts reaching the end of their initial term in such period. Attrition in the twelve months ended December 31, 2022 includes the effect of the 2017 60-month and 2018 42-month contracts reaching the end of their initial contract term. Attrition in the twelve months ended December 31, 2021 includes the effect of the 2016 60-month and 2017 42-month contracts reaching the end of their initial contract term.
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
Expand Monetization of Platform and Related Services
To date, we have made significant investments in our smart home platform and the development of our organization, and expect to leverage these investments to continue expanding the breadth and depth of our Product and Service offerings over time, including integration with third party products and expanding into adjacent products and services to drive future revenue. As smart home technology develops, we will continue expanding these offerings to reflect the growing needs of our subscriber base and focus on expanding our platform through the addition of new smart home Products, experiences and use cases. As a result of our investments to date, we have approximately 1.9 million active customers on our smart home platform. We intend to continue developing this platform to include new complex automation capabilities, use case scenarios, and comprehensive device integrations. Our platform supports over 27 million connected devices as of December 31, 2022.
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
Net Service Cost per Subscriber
Net service cost per subscriber is the average monthly service costs incurred during the period (both period and capitalized service costs), including monitoring, customer service, field service and other service support costs, and equipment and associated financing fees (estimated) less total non-recurring smart home services billings and cellular network maintenance fees for the period, divided by average monthly Total Subscribers for the same period.
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
Net Subscriber Acquisition Costs per New Subscriber
Net Subscriber Acquisition Costs per New Subscriber is the net cash cost to create new smart home and subscribers during a given 12-month period divided by New Subscribers for that period. These costs include commissions, equipment and associated financing fees (estimated), installation, marketing, sales support and other allocations (general and administrative); less upfront payments received from the sale of equipment associated with the initial installation, and installation fees. These costs exclude capitalized contract costs and upfront proceeds associated with contract modifications.
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
To date, revenue from our Smart Insurance business has been immaterial to our overall revenue.
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
Critical Accounting Estimates
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
Consumer Financing Program
Vivint Flex Pay became our primary equipment financing model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers in the United States may finance the purchase of Products through our CFP, (2) we generally offer to a limited number of customers not eligible for the CFP, but who qualify under our underwriting criteria, the option to enter into a RIC directly with Vivint, or (3) customers may purchase the Products at the outset of the service contract either by paying the full amount at that time or by obtaining short-term financing (generally no more than six month installment terms) through us.
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
See Note 10 to the accompanying audited consolidated financial statements for further information on our CFP derivative arrangement.
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

Results of operations

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Total revenues	$1,682,490	$1,479,388	$1,252,267
Total costs and expenses	1,610,946	1,633,626	1,514,325
Income (loss) from operations	71,544	(154,238)	(262,058)
Other expenses	120,928	148,843	340,190
Loss before taxes	(49,384)	(303,081)	(602,248)
Income tax expense	2,350	2,471	1,083
Net loss	$(51,734)	$(305,552)	$(603,331)

Key performance measures

	Year ended December 31,
	2022	2021	2020
Total Subscribers (in thousands)	1,924.6	1,855.1	1,695.5
Total MSR (in thousands)	$89,935	$86,652	$82,989
AMSRU	$46.73	$46.71	$48.95
Net subscriber acquisition costs per new subscriber	$128	$58	$139
Net service cost per subscriber	$9.68	$10.91	$10.94
Net service margin	79%	77%	78%
Average subscriber lifetime (months)	108	106	92
Total MRR (in thousands)	$131,279	$118,285	$103,968
AMRRU	$69.21	$66.32	$64.09

Adjusted EBITDA

The following table sets forth a reconciliation of net loss to Adjusted EBITDA (in millions):

	Year ended December 31,
	2022	2021	2020
Net loss	$(51.7)	$(305.6)	$(603.3)
Interest expense, net	165.3	184.5	220.5
Income tax expense, net	2.4	2.5	1.1
Depreciation	17.4	16.5	20.2
Amortization (1)	604.4	585.0	550.6
Stock-based compensation (2)	78.7	166.4	198.2
Restructuring expenses (3)	—	—	20.9
CEO transition (4)	—	11.8	—
Loss contingency (5)	—	—	23.2
Change in fair value of warrant derivative liabilities (6)	(21.3)	(50.1)	109.3
Other expense (income), net (7)	(23.1)	14.5	10.4
Adjusted EBITDA	$772.1	$625.5	$551.1
____________________

(1)Excludes loan amortization costs that are included in interest expense.
(2)Reflects non-cash compensation costs related to employee and director stock incentive plans.
(3)Employee severance and termination benefits expenses associated with restructuring plans.
(4)Hiring and severance expenses associated with CEO transition in June 2021.
(5)Reflects an increase to the loss contingency accrual relating to the regulatory matters described in Note 14 to the accompanying consolidated financial statements.
(6)Reflects the change in fair value of our derivative liability associated with our public warrants and private placement warrants.
(7)Primarily consists of changes in our derivative instruments, foreign currency exchange and other gains and losses associated with financing and other transactions.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Revenues
The following table provides our revenue for the years ended December 31, 2022 and 2021:

	2022	2021	% Change
	(in thousands)
Recurring and other revenue	$1,682,490	$1,479,388	14%
Recurring and other revenue increased $203.1 million, or 14% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily a result of:
•$140.7 million increase resulting from the change in Total Subscribers of approximately 4%;
•$51.3 million increase from the change in AMRRU; and
•$47.2 million in non-recurring revenues primarily from our smart energy initiative, and to a lesser extent our Smart Insurance and other pilot initiatives.
These increases were partially offset by a decrease of $35.8 million resulting from the change in recurring and other revenue from our Canada business, which we sold in June 2022.
Costs and Expenses
The following table provides the significant components of our costs and expenses for the years ended December 31, 2022 and 2021:

	2022	2021	% Change
	(in thousands)
Operating expenses	$389,921	$384,365	1%
Selling expenses	351,391	379,497	(7)%
General and administrative	247,812	268,312	(8)%
Depreciation and amortization	621,822	601,452	3%
Total costs and expenses	$1,610,946	$1,633,626	(1)%

 Operating expenses for the year ended December 31, 2022 increased $5.6 million, or 1%, as compared to the year ended December 31, 2021. This increase was primarily due to increases of:
•$6.4 million in personnel and related support costs;
•$6.3 million in expensed equipment costs;
•$2.8 million in facility related costs;
•$2.0 million in third-party contracted services;
•$1.3 million in information technology costs;
•$1.3 million in payment processing fees; and
•$1.1 million cost of fuel.

These increases were partially offset by decreases of:
•$8.7 million in stock-based compensation; and
•$7.5 million in reduction of expenses due to the sale of our Canada business.
Selling expenses, excluding capitalized contract costs, decreased $28.1 million, or 7%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease was primarily due to decreases of:
•$63.6 million decrease in stock-based compensation;
•$14.7 million decrease in marketing costs associated with branding and lead generation costs; and
•$1.3 million in reduction of expenses due to the sale of our Canada business.
These decreases were partially offset by increases of:
•$46.8 million in commissions, recruiting and other costs associated primarily from the scaling of our smart energy initiative and to a lesser extent our Smart Insurance and other pilot initiatives;
•$2.2 million in facility and housing costs;
•$1.3 million in information technology costs; and
•$1.2 million in third-party contracted services.
General and administrative expenses decreased $20.5 million, or 8%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease was primarily due to decreases of:
•$15.3 million in stock-based compensation;
•$11.3 million in severance related expenses;
•$8.9 million in marketing costs primarily related to costs associated with building brand awareness;
•$3.1 million in third-party contracted service costs; and
•$1.8 million in research and development costs related to devices and infrastructure; and
•$1.1 million in facility related costs.
These decreases were partially offset by increases of:
•$9.0 million in bad debt expenses;
•$6.2 million in loss contingency related expenses (See Note 14 to the accompanying consolidated financial statements); and
•$5.7 million in personnel and related support costs.
Depreciation and amortization for the year ended December 31, 2022 increased $20.4 million, or 3%, as compared to the year ended December 31, 2021 primarily due to increased amortization of capitalized contract costs related to new subscribers.
Other Expenses, net
The following table provides the significant components of our other expenses, net, for the years ended December 31, 2022 and 2021:

	2022	2021	% Change
	(in thousands)
Interest expense	$166,755	$184,993	(10)%
Interest income	(1,438)	(532)	NM
Change in fair value of warrant liabilities	(21,332)	(50,107)	NM
Other (income) loss, net	(23,057)	14,489	NM
Total other expenses, net	$120,928	$148,843	(19)%
Interest expense decreased $18.2 million, or 10%, for the year ended December 31, 2022, as compared with the year ended December 31, 2021, primarily due to lower outstanding debt principal and interest rates associated with the July 2021 debt refinance (See Note 5 to the accompanying consolidated financial statements).
Change in fair value of warrant liabilities for the year ended December 31, 2022 and 2021 represents the change in fair value measurements of our outstanding stock warrants.

Other (income) loss, net represented income of $23.1 million for the year ended December 31, 2022, as compared to a loss of $14.5 million for the year ended December 31, 2021. The other income during the year ended December 31, 2022 was primarily due to a $25.1 million gain on sale of the Canada business in June 2022 offset by a $2.2 million loss on our financing derivative instrument.
The other loss during the year ended December 31, 2021 was primarily due to:
•$30.2 million from losses on debt modification and extinguishment; and
•$14.7 million gain on our CFP derivative instrument, which partially offset these losses.
See Note 5 to our accompanying consolidated financial statements for further information on our long-term debt related to other expenses, net.
Income Taxes
The following table provides the significant components of our income tax expense for the years ended December 31, 2022 and 2021:

	2022	2021	% Change
	(in thousands)
Income tax expense	$2,350	$2,471	(5)%
Income tax expense was $2.4 million for the year ended December 31, 2022, as compared to $2.5 million for the year ended December 31, 2021. Our tax expense for the years ended December 31, 2022 and 2021, respectively, resulted primarily from the income in our Canadian subsidiary and U.S. state income taxes where use of a net operating loss carryover is currently limited or suspended.
Liquidity and Capital Resources
Cash from operations may be affected by various risks and uncertainties, including, but not limited to, the risks detailed in the Risk Factors section of this Annual Report on Form 10-K for the year ended December 31, 2022. Based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this filing.
Our primary source of liquidity has historically been cash from operations, proceeds from issuances of debt securities, borrowings under our credit facilities and, to a lesser extent, capital contributions and issuances of equity. As of December 31, 2022, we had $283.9 million of cash and cash equivalents and $358.9 million of availability under our revolving credit facility (after giving effect to $11.1 million of letters of credit outstanding and no borrowings).
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

The following table provides a summary of cash flow data (in thousands):

	Year ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$39,423	$82,454	$226,664
Net cash provided by (used in) investing activities	68,694	(17,481)	(11,663)
Net cash (used in) provided by financing activities	(32,543)	(170,216)	94,112
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
For the year ended December 31, 2022, net cash provided by operating activities was $39.4 million. This cash provided was primarily from a net loss of $51.7 million, adjusted for:
•$705.4 million in non-cash amortization, depreciation, and stock-based compensation,
•a $21.3 million gain on warrant derivatives liabilities,
•a $40.5 million provision for doubtful accounts, and
•a $1.7 million net gain on disposal of assets.
Cash used in operating activities also resulted from changes in operating assets and liabilities, including:
•$661.3 million in additions to capitalized contract costs related to New Subscribers generated during the year,
•$46.5 million increase in additions to accounts receivable,
•$72.6 million decrease in accrued expenses and other liabilities due primarily from increases in accrued interest on our long-term debt and accrued payroll related costs,
•$10.4 million decrease in right-of-use operating lease liabilities,
•$10.5 million increase in prepaid expenses and other current assets, and
•$28.2 million increase in inventories on hand.
These uses of operating cash were partially offset by:
•$166.5 million increase in deferred revenue due to the increased subscriber base and the increase of deferred revenues associated with Product sales under Vivint Flex Pay,
•$23.4 million decrease in other assets primarily due to decreases in notes receivables associated with RICs,
•$9.2 million decrease in right-of-use operating assets.
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
Our outstanding aggregate principal debt as of December 31, 2022 was approximately $2.7 billion. Net cash interest paid for the years ended December 31, 2022, 2021 and 2020 related to our indebtedness (excluding finance leases) totaled $143.8 million, $170.7 million and $212.6 million, respectively. Our net cash from operating activities for the years ended December 31, 2022, 2021 and 2020, before these interest payments, were inflows of $183.2 million, $253.2 million and $439.3 million, respectively. Accordingly, our net cash from operating activities were sufficient for the years ended December 31, 2022, 2021 and 2020 to cover such interest payments. For additional information regarding our outstanding indebtedness see “—Long-Term Debt” below.
Cash Flows from Investing Activities
Historically, our investing activities have primarily consisted of capital expenditures, business combinations and technology acquisitions. Capital expenditures primarily consist of periodic additions to property, plant and equipment to support the growth in our business.

For the year ended December 31, 2022, net cash provided by investing activities was $68.7 million, primarily from proceeds from the sale of our Canada business of $86.1 million, partially offset by capital expenditures of $19.4 million.
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
For the year ended December 31, 2022, net cash used in financing activities was $32.5 million. Repayments of outstanding debt consisted of $13.5 million principal amounts of the term loan. Additionally, we incurred $15.4 million for taxes paid related to net share settlements of stock-based compensation awards and $3.7 million of repayments under our finance lease obligations.
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
Long-Term Debt
We are a highly leveraged company with significant debt service requirements. As of December 31, 2022, we had $2,733.1 million of aggregate principal total debt outstanding, consisting of $800.0 million of outstanding 2029 notes, $600.0 million of outstanding 2027 notes and $1,333.1 million of outstanding Term Loan with $358.9 million of availability under our revolving credit facility (after giving effect to $11.1 million of outstanding letters of credit and no borrowings).
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
2027 Notes
As of December 31, 2022, APX had $600.0 million outstanding aggregate principal amount of its 2027 notes. As of December 31, 2022, our maximum commitment for interest payments was $120.9 million for the remaining duration of the 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year.
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
2029 Notes
As of December 31, 2022, APX had $800.0 million outstanding aggregate principal amount of its 2029 notes. As of December 31, 2022, our maximum commitment for interest payments was $322.1 million for the remaining duration of the 2029 notes. Interest on the 2029 notes is payable semiannually in arrears on January 15 and July 15 each year.
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
As of December 31, 2022, APX had outstanding term loans under the Term Loan Facility in an aggregate principal amount of $1,333.1 million. As of December 31, 2022, our maximum commitment for interest payments was $753.5 million for the remaining duration of the term loans under the Term Loan Facility. APX is required to make quarterly amortization payments under the Term Loan Facility in an amount equal to 0.25% of the aggregate principal amount of the Term Loans outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loans will be due and payable in full on July 9, 2028. APX may prepay the Term Loans on the terms specified in the Credit Agreement. No amortization payments are required under the Revolving Credit Facility.

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
There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2022 and December 31, 2021. As of December 31, 2022, we had $358.9 million of availability under our revolving credit facility (after giving effect to $11.1 million of letters of credit outstanding and no borrowings).

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
The Credit Agreement and the debt agreements governing the Notes contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2022, APX Group, Inc. was in compliance with all covenants related to its long-term obligations.
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
The following table sets forth a reconciliation of net loss to Covenant Adjusted EBITDA (in thousands):

	Year ended December 31,
	2022	2021	2020
Net loss	$(51,734)	$(305,552)	$(603,331)
Interest expense, net	165,317	184,461	220,467
Non-capitalized subscriber acquisition costs (1)	387,368	343,138	268,541
Amortization of capitalized subscriber acquisition costs	556,550	524,980	481,213
Depreciation and amortization (2)	65,272	76,472	89,618
Other expense (income)	(23,057)	14,489	10,473
Non-cash compensation (3)	78,734	166,428	198,213
Restructuring and asset impairment charge (4)	—	—	20,941
Income tax expense	2,350	2,471	1,083
Change in fair value of warrant derivative liabilities (5)	(21,332)	(50,107)	109,250
Other adjustments (6)	100,603	93,958	95,293
Covenant Adjusted EBITDA	$1,260,071	$1,050,738	$891,761

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
(5)Reflects the change in fair value of our derivative liability associated with our public warrants and private placement warrants.
(6)Other adjustments represent primarily the following items (in thousands):

	Year ended December 31,
	2022	2021	2020
Product development (a)	$19,359	$16,550	$15,222
Consumer financing fees (b)	56,835	43,573	27,591
Hiring and termination payments (c)	850	19,223	3,482
Certain legal and professional fees (d)	13,008	8,083	5,492
Monitoring fee (e)	(62)	5,747	8,077
Loss contingency (f)	10,800	—	23,200
Projected run-rate restructuring cost savings (g)	—	—	11,609
All other adjustments (h)	(187)	782	620
Total other adjustments	$100,603	$93,958	$95,293

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
(f)Reflects an increase to the loss contingency accrual relating to legal and regulatory matters (See Note 14 to the accompanying consolidated financial statements).
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
For certain Financing Provider Loans, we pay a monthly fee based on either the average daily outstanding balance of the loans or the number of outstanding Loans, depending on the third-party financing provider. For certain Loans, we incur fees at the time of the Loan origination and receive proceeds that are net of these fees. Additionally, we share in the liability for credit losses depending on the credit quality of the customer, with our Company being responsible for between 2.6% to 100% of lost principal balances, depending on factors specified in the agreement with such provider. Because of the nature of these provisions, we record a derivative liability at its fair value when the Financing Provider originates Loans to customers, which reduces the amount of estimated revenue recognized on the provision of the services. The derivative liability represents the estimated remaining amounts to be paid to the Financing Provider by us related to outstanding Loans, including the monthly fees based on either the outstanding Loan balances or the number of outstanding Loans, shared liabilities for credit losses and customer payment processing fees. The derivative liability is reduced as payments are made by us to the Financing Provider. Subsequent changes to the fair value of the derivative liability are realized through other expenses (income), net in the Consolidated Statement of Operations. As of December 31, 2022 and 2021, the fair value of this derivative liability was $125.8 million and $216.8 million, respectively.
For other Financing Provider Loans, we receive net proceeds (net of fees and expected losses) for which we have no further obligation to the third-party. We record these net proceeds to deferred revenue.
Vehicle Leases. Since 2010, we have leased, and expect to continue leasing, vehicles primarily for use by our Smart Home Pros. For the most part, these leases have 36 to 48-month durations and we account for them as finance leases. At the end of the lease term for each vehicle we have the option to either (i) purchase it for the estimated end-of-lease fair market value established at the beginning of the lease term; or (ii) return the vehicle to the lessor to be sold by them and in the event the sale price is less than the estimated end-of-lease fair market value we are responsible for such deficiency. As of December 31, 2022, our total finance lease obligations were $7.9 million.
Operating Leases. We have operating lease commitments for corporate offices, warehouse facilities, research and development and other operating facilities and other operating assets. As of December 31, 2022 we had $50.0 million of total future operating lease payments.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations include activities in the United States. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.
Interest Rate Risk
Our revolving credit facility and our term loan facility bear interest at a floating rate. As a result, we may be exposed to fluctuations in interest rates to the extent of our borrowings under these credit facilities. To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. Assuming the borrowing of all amounts available under our revolving credit facility, if the 30-day LIBOR rate increases by 1% due to normal market conditions, our interest expense will increase by approximately $17.0 million per annum. We had no borrowings under the revolving credit facility as of December 31, 2022.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vivint Smart Home, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivint Smart Home, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023, expressed an unqualified opinion thereon.

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

Derivative Valuation
Description of the Matter
The Company’s derivative liability as of December 31, 2022 was $125.8 million. As disclosed in Note 2 and Note 10 of the consolidated financial statements, certain customers pay for products by obtaining financing from a third-party financing provider under the Company’s Consumer Financing Program. Under this program, the Company pays certain fees to the financing providers and shares in credit losses depending on the credit quality of the customer. The Company initially records a derivative liability at fair value related to these obligations as a reduction of deferred revenue, with subsequent changes in fair value recorded to other loss (income).

Auditing management's determination of the fair value of the derivative liability involved significant judgment because the discounted cash flow model that is used to estimate the fair value incorporates assumptions such as discount rates, collateral default rates and loss severity rates that are unobservable. Auditing these assumptions is complex because of the inherent uncertainty in these assumptions management used in its calculations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement related to management’s determination of the fair value of the derivative liability. This included testing controls over management’s review of the model and the significant assumptions noted above.

Our testing of the Company’s estimate of the fair value of the derivative liability included, among other procedures, evaluating the significant assumptions noted above. For example, we compared the discount rates used in the Company’s model against rates independently developed by our valuation specialists. We also evaluated collateral default and loss severity rates. We tested the completeness and accuracy of the underlying data used in developing these estimates as well as the mathematical accuracy of the Company’s calculations. We also developed our own independent estimate of the fair value of the derivative liability and compared it to management's estimate. We also evaluated the related disclosures included in Note 2 and Note 10 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Salt Lake City, Utah
February 24, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vivint Smart Home, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Vivint Smart Home, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vivint Smart Home, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
February 24, 2023

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$283,852	$208,509
Accounts and notes receivable, net of allowance of $16,422 and $13,271	55,694	63,671
Inventories	78,541	51,251
Prepaid expenses and other current assets	29,907	19,385
Total current assets	447,994	342,816
Property, plant and equipment, net	61,636	55,448
Capitalized contract costs, net	1,485,912	1,405,442
Deferred financing costs, net	1,632	2,088
Intangible assets, net	2,223	51,928
Goodwill	817,502	837,153
Operating lease right-of-use assets	36,812	46,000
Long-term notes receivables and other non-current assets, net	24,831	44,753
Total assets	$2,878,542	$2,785,628
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$121,314	$96,317
Accrued payroll and commissions	82,649	83,347
Accrued expenses and other current liabilities	199,846	236,250
Deferred revenue	507,658	429,900
Current portion of notes payable, net	13,500	13,500
Current portion of operating lease liabilities	13,048	12,033
Current portion of finance lease liabilities	2,686	2,854
Total current liabilities	940,701	874,201
Notes payable, net	2,235,658	2,347,765
Notes payable, net - related party	454,872	351,080
Finance lease liabilities, net of current portion	5,216	1,416
Deferred revenue, net of current portion	851,764	778,214
Operating lease liabilities, net of current portion	30,232	41,713
Other long-term obligations	58,321	106,135
Warrant derivative liabilities	3,232	24,564
Deferred income tax liabilities	890	640
Total liabilities	4,580,886	4,525,728
Commitments and contingencies (See Note 14)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 300,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class A Common stock, $0.0001 par value, 3,000,000,000 shares authorized; 213,606,672 and 208,734,193 shares issued and outstanding as of December 31, 2022 and 2021, respectively	21	21
Additional paid-in capital	1,766,407	1,703,815
Accumulated deficit	(3,468,772)	(3,417,038)
Accumulated other comprehensive loss	—	(26,898)
Total stockholders’ deficit	(1,702,344)	(1,740,100)
Total liabilities and stockholders’ deficit	$2,878,542	$2,785,628
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenues:
Recurring and other revenue	$1,682,490	$1,479,388	$1,252,267
Costs and expenses:
Operating expenses (exclusive of depreciation and amortization shown separately below)	389,921	384,365	352,343
Selling expenses (exclusive of amortization of deferred commissions of $222,097, $212,967 and $197,697, respectively, which are included in depreciation and amortization shown separately below)	351,391	379,497	302,287
General and administrative expenses	247,812	268,312	267,923
Depreciation and amortization	621,822	601,452	570,831
Restructuring and asset impairment charges	—	—	20,941
Total costs and expenses	1,610,946	1,633,626	1,514,325
Income (loss) from operations	71,544	(154,238)	(262,058)
Other expenses (income):
Interest expense	166,755	184,993	221,175
Interest income	(1,438)	(532)	(708)
Change in fair value of warrant liabilities	(21,332)	(50,107)	109,250
Other (income) loss, net	(23,057)	14,489	10,473
Loss before income taxes	(49,384)	(303,081)	(602,248)
Income tax expense	2,350	2,471	1,083
Net loss	$(51,734)	$(305,552)	$(603,331)
Net loss per share attributable to common stockholders:
Basic	$(0.24)	$(1.47)	$(3.37)
Diluted	$(0.24)	$(1.71)	$(3.37)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	212,501,938	208,265,631	179,071,278
Diluted	212,501,938	209,078,167	179,071,278
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2022	2021	2020
Net loss	$(51,734)	$(305,552)	$(603,331)
Other comprehensive (loss) income, net of tax effects:
Foreign currency translation adjustment	879	(89)	657
Total other comprehensive (loss) income	879	(89)	657
Comprehensive loss	$(50,855)	$(305,641)	$(602,674)
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except shares)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance, December 31, 2019	94,937,597	$9	$740,121	$(2,508,155)	$(27,466)	$(1,795,491)
Recapitalization transaction	59,793,021	6	422,113	—	—	422,119
Issuance of earnout shares	36,084,141	5	(5)	—	—	—
Tax withholdings related to net share settlement of equity awards	(468,773)	—	(9,313)	—	—	(9,313)
Forfeited shares	(188,972)	—	—	—	—	—
Warrants exercised	10,621,654	—	186,551	—	—	186,551
Issuance of common stock upon exercise or vesting of equity awards	1,437,673	—	—	—	—	—
Net Loss	—	—	—	(603,331)	—	(603,331)
Foreign currency translation adjustment	—	—	—	—	657	657
Stock-based compensation	—	—	198,213	—	—	198,213
Restructuring expenses	—	—	11,106	—	—	11,106
Balance, December 31, 2020	202,216,341	20	1,548,786	(3,111,486)	(26,809)	(1,589,489)
Issuance of earnout shares	1,239,818	—	—	—	—	—
Tax withholdings related to net share settlement of equity awards	(1,691,254)	—	(29,398)	—	—	(29,398)
Forfeited shares	(17,198)	—		—	—	—
Warrants exercised	825,016	—	19,743	—	—	19,743
Issuance of common stock upon exercise or vesting of equity awards	6,161,470	1	—	—	—	1
Net Loss	—	—	—	(305,552)	—	(305,552)
Foreign currency translation adjustment	—	—	—	—	(89)	(89)
Stock-based compensation	—	—	164,684	—	—	164,684
Balance, December 31, 2021	208,734,193	21	1,703,815	(3,417,038)	(26,898)	(1,740,100)
Tax withholdings related to net share settlement of equity awards	(2,063,857)	—	(15,351)	—	—	(15,351)
Issuance of common stock upon exercise or vesting of equity awards	6,936,336	—	—	—	—	—
Net Loss	—	—	—	(51,734)	—	(51,734)
Foreign currency translation adjustment	—	—	—	—	879	879
Reclassification out of Other Comprehensive Income, Canada Sale	—	—	—	—	26,019	26,019
Stock-based compensation	—	—	77,943	—	—	77,943
Balance, December 31, 2022	213,606,672	$21	$1,766,407	$(3,468,772)	$—	$(1,702,344)
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss from operations	$(51,734)	$(305,552)	$(603,331)
Adjustments to reconcile net loss to net cash provided by operating activities of operations:
Amortization of capitalized contract costs	556,550	524,981	481,213
Amortization of customer relationships	46,642	58,134	65,908
Gain on fair value changes of equity securities	—	(659)	—
Depreciation and amortization of property, plant and equipment and other intangible assets	18,630	18,337	23,710
Amortization of deferred financing costs and bond premiums and discounts	5,641	4,629	3,956
Gain on sale of Canada Business	(25,051)	—	—
(Gain) loss on warrant derivative liability	(21,332)	(50,107)	109,250
Warrant issuance costs	—	—	723
(Gain) loss on sale or disposal of assets	(1,653)	339	2,579
Loss on early extinguishment of debt	—	30,210	12,710
Stock-based compensation	77,943	164,684	198,213
Provision for doubtful accounts	40,476	31,341	23,778
Deferred income taxes	(3,177)	(3,598)	(1,813)
Restructuring and asset impairment charges	—	—	11,106
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(46,479)	(30,724)	(24,684)
Inventories	(28,186)	(3,950)	17,299
Prepaid expenses and other current assets	(10,540)	(5,102)	(2,336)
Capitalized contract costs, net	(661,313)	(611,547)	(584,151)
Long-term notes receivables and other non-current assets, net	23,389	16,335	28,964
Operating lease right-of-use assets	9,166	6,881	12,440
Accounts payable	27,086	9,627	3,256
Accrued payroll and commissions, accrued expenses, and other current and long-term liabilities	(72,647)	(22,837)	156,784
Current and long-term operating lease liabilities	(10,445)	(8,081)	(13,291)
Deferred revenue	166,457	259,113	304,381
Net cash provided by operating activities	39,423	82,454	226,664
Cash flows from investing activities:
Capital expenditures	(19,369)	(17,275)	(25,245)
Proceeds from the sale of capital assets	2,334	141	18,063
Proceeds from the sale of Canada Business, net of cash sold	86,052	—	—
Acquisition of intangible assets	(323)	(347)	(4,481)
Net cash provided by (used in) investing activities	68,694	(17,481)	(11,663)

 See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Proceeds from notes payable	—	1,758,000	1,241,000
Proceeds from notes payable - related party	—	392,000	309,000
Repayments of notes payable	(13,500)	(1,896,950)	(1,579,499)
Repayments of notes payable - related party	—	(351,300)	(174,800)
Borrowings from revolving line of credit	—	—	359,200
Repayments on revolving line of credit	—	—	(604,200)
Taxes paid related to net share settlements of stock-based compensation awards	(15,351)	(29,398)	(9,171)
Repayments of finance lease obligations	(3,692)	(3,158)	(7,657)
Proceeds from Mosaic recapitalization	—	—	463,522
Proceeds from warrant exercises	—	10,819	120,802
Financing costs	—	(26,351)	(11,191)
Deferred financing costs	—	(23,878)	(12,894)
Net cash (used in) provided by financing activities	(32,543)	(170,216)	94,112
Effect of exchange rate changes on cash and cash equivalents	(231)	(47)	137
Net increase (decrease) in cash and cash equivalents	75,343	(105,290)	309,250
Cash and cash equivalents:
Beginning of period	208,509	313,799	4,549
End of period	$283,852	$208,509	$313,799
Supplemental cash flow disclosures:
Income tax paid	$1,860	$7,050	$537
Interest paid	$146,280	$173,160	$215,223
Supplemental non-cash investing and financing activities:
Finance lease additions	$8,575	$1,823	$855
Capital expenditures included within accounts payable, accrued expenses and other current liabilities	$1,787	$3,426	$2,458
See accompanying notes to consolidated financial statements

Vivint Smart Home, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of Business
Vivint Smart Home, Inc., and its wholly owned subsidiaries, (collectively the “Company”), is one of the largest smart home companies in the United States. The Company is engaged in the sale, installation, servicing and monitoring of smart home and security systems.
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
Vivint Flex Pay
The Vivint Flex Pay plan (“Vivint Flex Pay”) became the Company’s primary equipment financing model beginning in March 2017. Under Vivint Flex Pay, customers pay separately for the products (including control panel, security peripheral equipment, smart home equipment, and related installation) (“Products”) and Vivint’s smart home and security services (“Services”). The customer has the following three ways to pay for the Products: (1) qualified customers may finance the purchase of Products through third-party financing providers (“Consumer Financing Program” or “CFP”) (2) the Company generally offers a limited number of customers not eligible for the Consumer Financing Program, but who qualify under the Company’s underwriting criteria, the option to enter into a retail installment contract (“RIC”) directly with Vivint, or (3)

customers may purchase the Products at the outset of the service contract by check, automatic clearing house payments (“ACH”), credit or debit card or by obtaining short-term financing (generally no more than six-month installment terms) through the Company.
Although customers pay separately for Products and Services under Vivint Flex Pay, the Company has determined that the sale of Products and Services are one single performance obligation. As a result, all forms of transactions under Vivint Flex Pay create deferred revenue for the gross amount of Products sold. For RICs, gross deferred revenues are reduced by imputed interest and estimated write-offs. For Products financed through the CFP, gross deferred revenues are reduced by (i) any fees the third-party financing provider (“Financing Provider”) is contractually entitled to receive at the time of loan origination, and (ii) the present value of expected future payments due to the Financing Providers.
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
Accounts Receivable
Accounts receivable consists primarily of amounts due from subscribers for recurring monthly monitoring Services, amounts due from Financing Providers and the billed portion of RIC receivables. The accounts receivable are recorded at invoiced amounts and are non-interest bearing and are included within accounts and notes receivable, net on the consolidated balance sheets. Accounts receivable totaled $34.8 million and $26.4 million at December 31, 2022 and 2021, respectively net of the allowance for doubtful accounts of $16.4 million and $13.3 million at December 31, 2022 and 2021, respectively. The Company estimates this allowance based on historical collection experience, subscriber attrition rates, current market conditions and both Company and third-party forecast data. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. The provision for doubtful accounts is included in general and administrative expenses in the accompanying consolidated statements of operations.

The changes in the Company’s allowance for doubtful accounts were as follows for the periods ended (in thousands):

	Year ended December 31,
	2022	2021	2020
Beginning balance	$13,271	$9,911	$8,118
Provision for doubtful accounts	40,476	31,341	23,778
Write-offs and adjustments	(37,325)	(27,981)	(21,985)
Balance at end of period	$16,422	$13,271	$9,911
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
The carrying amount of the capitalized contract costs is periodically reviewed for impairment. In performing this review, the Company considers whether the carrying amount of the capitalized contract costs will be recovered. In estimating the amount of consideration the Company expects to receive in the future related to capitalized contract costs, the Company considers factors such as attrition rates, economic factors, and industry developments, among other factors. If it is determined that capitalized contract costs are impaired, an impairment loss is recognized for the amount by which the carrying amount of the capitalized contract costs and the anticipated costs that relate directly to providing the future services exceed the consideration that has been received and that is expected to be received in the future. During the years ended December 31, 2022 and 2021, no impairment losses were recorded.
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
The Company’s depreciation and amortization included in the consolidated statements of operations consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Amortization of capitalized contract costs	$556,550	$524,981	$481,213
Amortization of definite-lived intangibles	47,813	60,004	69,465
Depreciation and amortization of property, plant and equipment	17,459	16,467	20,153
Total depreciation and amortization	$621,822	$601,452	$570,831

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
Deferred Financing Costs
Certain costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the life of the related financing. Deferred financing costs associated with obtaining the APX Group, Inc.’s (“APX”) revolving credit facility are amortized over the amended maturity dates discussed in Note 5. Deferred financing costs associated with the revolving credit facility reported in the accompanying consolidated balance sheets as deferred financing costs, net at December 31, 2022 and 2021 were $1.6 million and $2.1 million, net of accumulated amortization of $11.9 million and $11.5 million, respectively. Deferred financing costs included in the accompanying consolidated balance sheets within notes payable, net at December 31, 2022 and 2021 were $29.1 million and $34.3 million, net of accumulated amortization of $82.6 million and $77.4 million, respectively. Amortization expense on deferred financing costs recognized and included in interest expense in the accompanying consolidated statements of operations totaled $5.6 million, $6.9 million and $7.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
For both the Channel Partner Plan and Residual Plan, the Company calculates the present value of the expected future residual payments and records a liability for this amount in the period the subscriber account is originated. These costs are recorded to capitalized contract costs. The Company monitors actual payments and customer attrition on a periodic basis and, when necessary, makes adjustments to the liability. The current portion of the liability included in accrued payroll and commissions was $4.3 million as of December 31, 2022 and 2021, and the noncurrent portion included in other long-term obligations was $21.5 million and $23.2 million at December 31, 2022 and 2021, respectively.
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards based on the grant-date fair value of the award and recognizes that cost over the requisite service period of the awards. The Company accounts for forfeitures as they occur (See Note 13).
Advertising Expense

Advertising costs are expensed as incurred. Advertising costs were approximately $63.4 million, $89.9 million and $70.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Research and Development
Research and development costs consist primarily of employee compensation and related expenses, product development expenses, third-party development support costs, facility costs as well as allocated overhead costs and are included in general and administrative expense. The Company incurred $64.5 million, $55.2 million and $50.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Concentrations of Supply Risk
As of December 31, 2022, approximately 97% of the Company’s installed panels were the Company's proprietary SkyControl or Smart Hub panels and 3% were 2GIG Go!Control panels. The loss of the Company’s SkyControl panel supplier could potentially impact its operating results or financial position.
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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2022, 2021, and 2020.

The carrying amounts of the Company’s accounts receivable, accounts payable and accrued and other liabilities approximate their fair values due to their short maturities.
Goodwill
The Company tests goodwill at the reporting unit level for impairment annually as of October 1 and on an interim basis when events occur or circumstances exist that indicate the carrying value may no longer be recoverable. The company compares the fair value of our reporting units with the carrying amount, including goodwill. The Company recognizes an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. The Company’s reporting units are determined based on its current reporting structure, which as of December 31, 2022 consisted of one reporting unit. As of December 31, 2022, there were no changes in facts and circumstances since the most recent annual impairment analysis to indicate impairment existed. During the years ended December 31, 2022, 2021 and 2020, no impairments to goodwill were recorded.
Foreign Currency Translation and Other Comprehensive Income
On June 8, 2022, the Company completed the sale of its Canada business to TELUS Communications Inc. (“TELUS”) (“Canada Sale”). Prior to the sale, the functional currency of Vivint Canada, Inc. was the Canadian dollar. Accordingly, Vivint Canada, Inc. assets and liabilities were translated from their respective functional currencies into U.S. dollars at period-end rates and Vivint Canada, Inc. revenue and expenses were translated at the weighted-average exchange rates for the period. Adjustments resulting from this translation process are classified as other comprehensive income or loss and shown as a separate component of equity.
When intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency translation adjustments resulting from those transactions are included in stockholders’ (deficit) equity as accumulated other comprehensive loss or income. When intercompany transactions are deemed to be of a short-term nature, translation adjustments are required to be included in the consolidated statement of operations. The Company had determined that settlement of Vivint Canada, Inc. intercompany balances were anticipated and therefore such balances were deemed to be of a short-term nature. Translation activity included in the statement of operations in other (income) expenses, net related to intercompany balances was as follows: (in thousands)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Translation gain	$(1,837)	$(423)	$(602)
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
Accounting Pronouncements Issued But Not Yet Adopted
In March 2020 and January 2021 and December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope and ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, respectively. Together, the ASUs provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. The Company can elect to apply the amendments through December 31, 2024. As of December 31, 2022, the Company had not utilized any of the expedients discussed within this ASU; however, it continues to assess its agreements to determine whether the expedients would be utilized through the allowed period of December 31, 2024.

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
The Company also provides its customers with service warranties associated with product replacement and related services. As of December 31, 2022 and 2021, the Company had warranty service reserves of $6.8 million and $6.0 million, respectively, which are included in accrued expenses and other current liabilities on the consolidated balance sheets.
During the years ended December 31, 2022 and 2021, the Company recognized revenues of $437.4 million and $320.0 million, respectively, that were included in the deferred revenue balance as of December 31, 2021 and 2020, respectively.
The revenue related to the Company's smart energy business is primarily from commissions received by operating as a sales dealer for third-party residential solar installers. The Company invoices the solar installer, and recognize the associated revenue at the time the solar installation is complete. During the years ended December 31, 2022 and 2021, the Company recognized revenues of $94.4 million and $49.9 million, respectively, related to the Company's smart energy business. The Company did not recognize a material amount of solar revenues for the year ended December 31, 2020.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2022, approximately $3.7 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. The Company expects to recognize approximately 64% of the revenue related to these remaining performance obligations over the next 24 months, with the remaining balance recognized over an additional 36 months.
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
The following table summarizes the RIC receivables (in thousands):

	For the Years Ended
	December 31, 2022	December 31, 2021
RIC receivables, gross	$44,909	$90,204
RIC allowance	(6,685)	(12,384)
Imputed interest	(3,152)	(7,469)
RIC receivables, net	$35,072	$70,351

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$20,887	$37,270
Long-term notes receivables and other assets, net	14,185	33,081
RIC receivables, net	$35,072	$70,351
The changes in the Company’s RIC allowance were as follows (in thousands):

	For the Years Ended
	December 31, 2022	December 31, 2021
RIC allowance, beginning of period	$12,384	$27,061
Write-offs	(7,573)	(13,714)
Recoveries	2,252	3,446
Additions from RICs originated during the period	2,676	6,795
Change in expected credit losses	(1,522)	(10,995)
Other adjustments (1)	(1,532)	(209)
RIC allowance, end of period	$6,685	$12,384

(1) Other adjustments primarily reflect changes in foreign currency exchange rates related to Canadian RICs and adjustments related to sale of the Canadian business.
During years ended December 31, 2022, 2021 and 2020, the amount of RIC imputed interest income recognized in recurring and other revenue was $4.1 million, $7.6 million and $10.6 million, respectively.

5. Long-Term Debt
The Company’s debt at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022
	Outstanding Principal	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
6.750% Senior Secured Notes Due 2027	$600,000	$(3,899)	$596,101
5.750% Senior Notes Due 2029	800,000	(9,683)	790,317
Senior Secured Term Loan - noncurrent	1,319,625	(15,513)	1,304,112
Total Long-Term Debt	2,719,625	(29,095)	2,690,530
Senior Secured Term Loan - current	13,500	—	13,500
Total Debt	$2,733,125	$(29,095)	$2,704,030

	December 31, 2021
	Outstanding Principal	Unamortized Deferred Financing Costs (1)	Net Carrying Amount
Long-Term Debt:
8.500% Senior Secured Notes Due 2024	$600,000	$(4,835)	$595,165
6.750% Senior Secured Notes Due 2027	800,000	(11,154)	788,846
Senior Secured Term Loan - noncurrent	1,333,125	(18,291)	1,314,834
Total Long-Term Debt	2,733,125	(34,280)	2,698,845
Senior Secured Term Loan - current	13,500	—	13,500
Total Debt	$2,746,625	$(34,280)	$2,712,345

(1) Unamortized deferred financing costs related to the revolving credit facilities included in deferred financing costs, net on the consolidated balance sheets at December 31, 2022 and 2021 was $1.6 million and $2.1 million, respectively.
Notes Payable
2027 Notes
As of December 31, 2022, APX had $600.0 million outstanding aggregate principal amount of 6.750% senior secured notes due 2027 (the “2027 notes”). The 2027 notes are secured, on a pari passu basis, by the collateral securing obligations under the existing senior secured notes, the Revolving Credit Facility and the Term Loan Facility (as defined below), in each case, subject to certain exceptions and permitted liens. Interest accrues at the rate of 6.75% per annum for the 2027 notes. Interest on the 2027 notes is payable semiannually in arrears on February 15 and August 15 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.
2029 Notes
As of December 31, 2022, APX had $800.0 million outstanding aggregate principal amount of 5.75% senior notes due 2029 (the “2029 notes” and, together with the 2027 notes the “Notes”). The 2029 notes will mature on July 15, 2029. Interest accrues at the rate of 5.75% per annum for the 2029 notes. Interest on the 2029 notes is payable semiannually in arrears on January 15 and July 15 each year. APX may redeem the Notes at the prices and on the terms specified in the applicable indenture.
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
As of December 31, 2022, APX had outstanding term loans under the Term Loan Facility in an aggregate principal amount of $1,333.1 million. APX is required to make quarterly amortization payments under the Term Loan in an amount equal to 0.25% of the aggregate principal amount of the Term Loan outstanding on the closing date thereof. The remaining outstanding principal amount of the Term Loans will be due and payable in full on July 9, 2028. APX may prepay the Term Loans on the terms specified in the Credit Agreement. No amortization payments are required under the Revolving Credit Facility.
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
There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2022 and December 31, 2021. As of December 31, 2022, the Company had $358.9 million of availability under the Revolving Credit Facility (after giving effect to $11.1 million of letters of credit outstanding and no borrowings).
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

Deferred financing costs are amortized to interest expense over the life of the issued debt.    The following tables present deferred financing activity for the years ended December 31, 2022 and 2021 (in thousands):

	Unamortized Deferred Financing Costs
	Balance December 31, 2021	Additions	Early Extinguishment	Amortized	Balance December 31, 2022
Revolving Credit Facility	$2,088	$—	$—	$(456)	$1,632
2027 Notes	4,835	—	—	(936)	3,899
2029 Notes	11,153	—	—	(1,471)	9,682
Term Loan	18,290	—	—	(2,777)	15,513
Total Deferred Financing Costs	$36,366	$—	$—	$(5,640)	$30,726

	Unamortized Deferred Financing Costs
	Balance December 31, 2020	Additions	Early Extinguishment	Amortized	Balance December 31, 2021
Revolving Credit Facility	$1,667	$843	$—	$(422)	$2,088
2022 Notes	4,697	—	(3,314)	(1,383)	—
2023 Notes	2,241	—	(1,681)	(560)	—
2024 Notes	3,530	—	(3,021)	(509)	—
2027 Notes	5,771	—	—	(936)	4,835
2029 Notes	—	11,767	—	(614)	11,153
Term Loan	10,921	11,302	(1,499)	(2,434)	18,290
Total Deferred Financing Costs	$28,827	$23,912	$(9,515)	$(6,858)	$36,366

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

7. Balance Sheet Components
The following table presents material balance sheet component balances as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid expenses	$16,012	$12,791
Deposits	987	627
Other	12,908	5,967
Total prepaid expenses and other current assets	$29,907	$19,385
Capitalized contract costs
Capitalized contract costs	$4,562,735	$4,103,683
Accumulated amortization	(3,076,823)	(2,698,241)
Capitalized contract costs, net	$1,485,912	$1,405,442
Long-term notes receivables and other assets
RIC receivables, gross	$24,022	$52,934
RIC allowance	(6,685)	(12,384)
RIC imputed interest	(3,152)	(7,469)
Deferred income tax assets	—	2,022
Other	10,646	9,650
Total long-term notes receivables and other assets, net	$24,831	$44,753
Accrued payroll and commissions
Accrued commissions	$43,163	$47,879
Accrued payroll	39,486	35,468
Total accrued payroll and commissions	$82,649	$83,347
Accrued expenses and other current liabilities
Accrued interest payable	$55,155	$40,333
Current portion of derivative liability	90,008	140,394
Service warranty accrual	6,750	5,992
Accrued taxes	9,043	10,758
Accrued payroll taxes and withholdings	5,863	14,392
Loss contingencies	22,300	8,150
Other	10,727	16,231
Total accrued expenses and other current liabilities	$199,846	$236,250

8. Property Plant and Equipment
Property, plant and equipment is recorded at historical cost less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the related assets, as follows (in thousands):

	December 31,		Estimated Useful Lives
	2022	2021
Vehicles	$42,294	$40,103	3-5 years
Computer equipment and software	74,459	83,479	3-5 years
Leasehold improvements	25,041	30,087	2-15 years
Office furniture, fixtures and equipment	12,754	22,327	2-7 years
Construction in process	18,446	11,089
Property, plant and equipment, gross	172,994	187,085
Accumulated depreciation and amortization	(111,358)	(131,637)
Property, plant and equipment, net	$61,636	$55,448
Property plant and equipment includes approximately $19.8 million and $16.5 million of assets under finance lease obligations, net of accumulated amortization of $23.3 million and $24.5 million at December 31, 2022 and 2021, respectively. Depreciation and amortization expense on all property plant and equipment was $17.5 million, $16.5 million and $20.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recorded an impairment expense on its internal-use software of $1.8 million during the year ended December 31, 2022 and was included in depreciation and amortization expense. Amortization expense relates to assets under finance leases as included in depreciation and amortization expense.

9. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill during the year ended December 31, 2022 was the result of the sale of the Canada business. The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021, were as follows (in thousands):

Balance as of January 1, 2021	$837,077
Effect of Foreign Currency Translation	76
Balance as of December 31, 2021	837,153
Sale of Canada business	(20,000)
Effect of Foreign Currency Translation	349
Balance as of December 31, 2022	$817,502
Intangible assets, net
The following table presents intangible asset balances as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Definite-lived intangible assets:
Customer contracts	$892,091	$(892,091)	$—	$969,376	$(920,617)	$48,759	10 years
2GIG 2.0 technology	—	—	—	17,000	(17,000)	—	8 years
Other technology	2,917	(2,917)	—	4,725	(4,725)	—	2 - 7 years
Space Monkey technology	—	—	—	7,100	(7,100)	—	6 years
Patents	11,329	(9,171)	2,158	11,180	(8,076)	3,104	5 years
Total definite-lived intangible assets:	906,337	(904,179)	2,158	1,009,381	(957,518)	51,863

Indefinite-lived intangible assets:
Domain names	65	—	65	65	—	65
Total Indefinite-lived intangible assets	65	—	65	65	—	65
Total intangible assets, net	$906,402	$(904,179)	$2,223	$1,009,446	$(957,518)	$51,928
During the years ended December 31, 2022 and 2021, the Company added $0.3 million and $0.4 million of intangible assets related to patents, respectively. Amortization expense related to intangible assets was approximately $47.8 million, $60.0 million and $69.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, the remaining weighted-average amortization period for definite-lived intangible assets was 1.9 years. Estimated future amortization expense of intangible assets, excluding approximately $0.1 million in patents currently in process, is as follows as of December 31, 2022 (in thousands):

2023	$840
2024	640
2025	523
2026	5
2027	1
Thereafter	—
Total estimated amortization expense	$2,009

10. Financial Instruments
Cash and Cash Equivalents
Cash equivalents are classified as level 1 assets, as they have readily available market prices in an active market. Cash equivalents include short-term investment funds which consisted of short-term money market instruments that were valued based on quoted prices in active markets. The Company's cash and cash equivalents totaled $283.9 million and $208.5 million as of December 31, 2022 and 2021, respectively.
Corporate Securities
During the three months ended September 30, 2021, the Company obtained corporate securities, which are classified as Level 2 assets. The fair value of these securities, included in Long-term notes receivables and other non-current assets, net, was $1.7 million and $2.4 million as of December 31, 2022 and 2021, respectively. The fair value of the Company’s Level 2 corporate securities are based on observable prices that are based on inputs not quoted in active markets, but corroborated by market data.
Debt
Components of the Company's debt including the associated interest rates and related fair values (in thousands, except interest rates) are as follows:

Issuance	December 31, 2022		December 31, 2021		Stated Interest Rate
	Face Value	Estimated Fair Value	Face Value	Estimated Fair Value
2027 Notes	$600,000	$576,960	$600,000	$633,660	6.750%
2029 Notes	800,000	659,680	800,000	795,680	5.750%
Term Loan	1,333,125	1,333,125	1,346,625	1,346,625	N/A
Total	$2,733,125	$2,569,765	$2,746,625	$2,775,965
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

The following table summarizes the fair value and the notional amount of the Company’s outstanding consumer financing program derivative instrument as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Consumer Financing Program Contractual Obligations:
Fair value	$125,798	$216,795
Notional amount	859,743	1,160,278
Classified on the consolidated balance sheets as:
Accrued expenses and other current liabilities	90,008	140,394
Other long-term obligations	35,790	76,401
Total Consumer Financing Program Contractual Obligation	$125,798	$216,795
Changes in Level 3 Fair Value Measurements - Consumer Financing Program
The following table summarizes the change in the fair value of the Level 3 outstanding derivative instrument for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Balance, beginning of period	$216,795	$227,896
Additions	13,019	94,995
Settlements	(106,193)	(91,826)
Losses (Gains) included in earnings	2,177	(14,270)
Balance, end of period	$125,798	$216,795
Warrant Liabilities
As a result of the Business Combination, the Company assumed a derivative warrant liability related to previously issued private placement warrants and public warrants in connection with Mosaic’s initial public offering. The fair value of the Company’s public warrants were measured based on the market price of such warrants and are considered a Level 1 fair value measurement. As of December 31, 2022 and 2021, there were no outstanding public warrants. The private placement warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations.
The change in the fair value of the derivative warrant liabilities for the years ended December 31, 2022 and 2021 is summarized as follows (in thousands):

	Public Warrants	Private Placement Warrants	Total Derivative Warrant liability
Balance, December 31, 2020	$8,063	$75,531	$83,594
Change in fair value of warrant liability	1,350	(50,967)	(49,617)
Write-off fair value of unexercised expired warrants	(490)	—	(490)
Reclassification of derivative liabilities for exercised warrants	(8,923)	—	(8,923)
Balance, December 31, 2021	—	24,564	24,564
Change in fair value of warrant liability	—	(21,332)	(21,332)
Balance, December 31, 2022	$—	$3,232	$3,232
The estimated fair value of the private placement warrant derivative liabilities is determined using Level 3 inputs. Generally, the Company utilizes a Black-Scholes valuation model to estimate the fair value of the warrants. Inherent in a Black-Scholes valuation model are assumptions related to expected stock-price volatility, expiration, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expiration of the warrants. The dividend yield is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2022	As of December 31, 2021
Number of private placement warrants	5,933,334	5,933,334
Exercise price	$11.50	$11.50
Stock price	$11.90	$9.78
Expiration term (in years)	N/A(1)	3.05
Volatility	N/A(1)	70%
Risk-free Rate	N/A(1)	0.98%
Dividend yield	N/A(1)	—%
(1) For the year ended December 31, 2022, the Company estimated the fair value of the private placement warrants using a probability weighted approach.

11. Restructuring and Asset Impairment Charges

Restructuring
2020 Cost Reductions
In March 2020, the Company announced a number of cost reduction initiatives that are expected to reduce certain of the Company’s General and Administrative, Customer Service, and Sales Support fixed costs. The Company completed the majority of these cost reduction initiatives in the first quarter of 2020. In addition to its meaningful cost reductions, the Company’s initiatives have streamlined operations, engineering, and innovation, and provided a better focus on driving customer satisfaction. These actions resulted in one-time cash employee severance and termination benefits expenses of $20.9 million during the year ended December 31, 2020. These costs included $11.1 million in stock-based compensation expense associated with the accelerated vesting of stock-based awards to certain executives related to separation agreements.

12. Income Taxes

The Company files a consolidated federal income tax return with its wholly owned U.S. subsidiaries.
The income tax expense consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Current income tax:
Federal	$—	$—	$—
State	2,531	2,359	2,174
Foreign	1,230	3,641	764
Total	3,761	6,000	2,938
Deferred income tax:
Federal	—	—	—
State	251	(263)	(851)
Foreign	(1,662)	(3,266)	(1,004)
Total	(1,411)	(3,529)	(1,855)
Income tax expense	$2,350	$2,471	$1,083
The following reconciles the tax benefit computed at the statutory federal rate and the Company’s tax expense (in thousands):

	Year ended December 31,
	2022	2021	2020
Computed expected tax benefit	$(10,370)	$(63,647)	$(126,472)
State income taxes, net of federal tax effect	2,222	1,556	882
Foreign income taxes	20	221	(383)
Other reconciling items	1,349	(1,235)	(714)
Sale of Vivint Canada, Inc.	(5,279)	—	—
Capital Loss Limitation	(6,831)	—	—
Permanent differences	(2,520)	(8,753)	36,423
Excess deductible compensation limitation	17,481	10,463	9,667
Change in valuation allowance	6,278	63,866	81,680
Income tax expense	$2,350	$2,471	$1,083

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021
Gross deferred tax assets:
Net operating loss carryforwards	$510,274	$546,693
Deferred subscriber income	349,187	326,759
Interest expense limitation	161,408	142,919
Accrued expenses and allowances	52,010	56,495
Capitalized Research and Experimental Expenses	13,917	—
Lease liabilities	10,761	13,356
Purchased intangibles and deferred financing costs	8,690	9,687
Inventory reserves	2,083	1,859
Research and development credits	41	41
Deferred capitalized contract costs	—	1,800
Property and equipment	1,672	1,888
Valuation allowance	(737,374)	(740,397)
Total	372,669	361,100
Gross deferred tax liabilities:
Deferred capitalized contract costs	(364,406)	(346,887)
Right of use assets	(9,153)	(11,430)
Purchased intangibles and deferred financing costs	—	(959)
Property and equipment	—	(443)
Total	(373,559)	(359,719)
Net deferred tax assets (liabilities)	$(890)	$1,381
The Company had gross operating loss carryforwards as follows (in thousands):

	December 31,
	2022	2021
Net operating loss carryforwards:
Federal	$2,093,641	$2,229,000
States	1,827,793	2,036,000
Total	$3,921,434	$4,265,000
U.S. federal net operating loss carryforwards will begin to expire in 2029, if not used. State net operating losses, depending on jurisdiction either expire over varying carryover periods, some of which have already begun to expire, and other states where the Company has net operating loss carryovers have an indefinite carryover provision. The Company had U.S. research and development credits of approximately $41,000 at December 31, 2022, and December 31, 2021, which begin to expire in 2030.
Realization of the Company’s federal and state net operating loss carryforwards and tax credits is dependent on generating sufficient taxable income prior to their expiration. The Company performed a study to determine the amount of any limitation on its net operating losses and concluded that as of December 31, 2022 an ownership change had not occurred under the provisions of Internal Revenue Code Section 382, and as of that date the losses were not limited. The future use of the net operating loss carryforwards may have limitations resulting from future ownership changes or other factors under Section 382 of the Internal Revenue Code.
At December 31, 2022 and 2021, the Company recorded a valuation allowance against its U.S. federal and state net deferred tax assets as it believes it is more likely than not that these benefits will not be realized. Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against net deferred tax assets and evaluating the Company’s uncertain tax positions. The Company has considered and weighed the available evidence, both positive and negative, to determine whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Based on available information, management does not believe it is more likely than not that all of its deferred tax assets will be utilized. The Company recorded a valuation allowance against U.S. net deferred tax assets of approximately $737.4 million and $740.4 million at December 31, 2022 and 2021, respectively.

The Company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended December 31, 2017 or prior; however, its tax attributes, such as NOL carryforwards and tax credits, are still subject to examination in the year they are used.

As of December 31, 2022 and 2021, the Company has not recognized any uncertain tax positions.

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
Tracking Units
The Company issued tracking units to certain executives to align their financial interests with those of company stockholders. The tracking units are recognized as expense over the employee's requisite service period. In 2022, the Company approved the acceleration of the unvested Tracking Units to immediately vest. As a result, 1,121,681 tracking units vested. As of December 31, 2022, no tracking units were unvested, and there was no unrecognized compensation expense.
Rollover SARs
Stock Appreciation Rights (“SARs”) were previously issued to various levels of key employees and board members. As of December 31, 2022, there was no unrecognized compensation expense related to Rollover SARs.
A summary of the Rollover SARs activity for the years ended December 31, 2022 and 2021 is presented below:

	Rollover SARs	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2020	2,474,011	17.59	6.60	7.8
Forfeited	(409,566)	18.50
Exercised	(59,733)	9.32
Outstanding, December 31, 2021	2,004,712	17.65	5.62	—
Forfeited	(608,481)	18.47
Exercised	(56,808)	7.36
Outstanding, December 31, 2022	1,339,423	17.71	4.67	—
Exercisable at December 31, 2022	1,339,423	$17.71	4.67	—

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
Earnouts
During the year ended December 31, 2022, holders of Rollover Equity Awards became entitled to receive share of our Class A Common Stock as a result of the attainment of the First Earnout, Second Earnout and Third Earnout (see Note 6 Business Combination for further discussion). Such shares were issuable in respect to holders of Rollover Equity Awards, subject to the same vesting terms and conditions as the underlying Rollover Equity Awards. Associated with the Rollover LTIP distribution in 2021, 847,141 shares of related earnouts were issued, resulting in $19.6 million expense, of which $17.2 million and $2.4 million was included in selling expenses and operating expenses, respectively. At December 31, 2022, there was an immaterial amount of unrecognized compensation expense related to earnouts granted, which is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Units
During the year ended December 31, 2022, the Company approved grants under the Plan of time-vesting restricted stock units (the “RSUs”) awards (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit) to various levels of key employees. The RSUs granted to employees are generally subject to a four-year vesting schedule, and 25% of the units will vest on each of the first four anniversaries of the applicable vesting reference date. Additionally, RSUs were granted to non-employee board members which are subject to a one year vesting schedule. All vesting shall be subject to the recipient’s continued employment with Vivint Smart Home, Inc. or its subsidiaries through the applicable vesting dates. Compensation expense associated with the unvested restricted stock units is recognized on a straight-line basis over the vesting period. At December 31, 2022, there was approximately $77.4 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.
The following summarizes information about RSU transactions for the year ended December 31, 2022:

	Units	Weighted Average Grant-Date Fair Value per Unit
Unvested at December 31, 2021	9,570,667	$16.12
Granted	5,359,600	6.56
Vested	(2,913,544)	17.14
Forfeited	(2,421,196)	15.98
Unvested at December 31, 2022	9,595,527	11.60
Performance Stock Units
During the year ended December 31, 2022, the Company approved grants under the Plan of performance-vesting restricted stock units (the “PSUs”) (each representing the right to receive one share of Class A common stock of the Company upon the settlement of each restricted stock unit).
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
During the year ended December 31, 2022, the Company deemed the achievement of certain PSU vesting conditions as being probable, and thus began recognizing stock-based compensation over the service period. At December 31, 2022, there was approximately $51.2 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 2.3 years.
The following summarizes information about PSU transactions for the year ended December 31, 2022:

	Units	Weighted Average Grant-Date Fair Value per Unit
Unvested at December 31, 2021	9,643,666	$17.23
Granted	4,793,506	7.31
Vested	(4,022,778)	19.56
Forfeited	(1,463,623)	14.15
Unvested at December 31, 2022	8,950,771	11.31

Stock-based compensation expense in connection with all stock-based awards for the years ended December 31, 2022, 2021 and 2020 is allocated as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Operating expenses	$7,892	$16,567	$20,157
Selling expenses	39,584	103,239	101,623
General and administrative expenses	31,258	46,622	76,433
Total stock-based compensation	$78,734	$166,428	$198,213

Equity
Class A Common Stock—The Company is authorized to issue 3,000,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2022, there were 213,606,672 shares of Class A common stock issued and outstanding.
On January 17, 2020, Mosaic Acquisition Corp. (“MOSC”), the predecessor to the Company, held a special meeting of stockholders (the “MOSC special meeting”) to approve certain matters relating to the business combination between MOSC and Legacy Vivint Smart Home, Inc. One of these matters was a proposal (the “Share Authorization Proposal”) to increase the total number of authorized shares of MOSC’s common stock, par value $0.0001 per share (the “common stock”), from 220,000,000 shares to 3,000,000,000 shares, which included an increase in the number of shares of the series of common stock designated as “Class A common stock” (the “Class A common stock”) from 200,000,000 shares to 3,000,000,000 shares and the elimination of the series of common stock designated as “Class F common stock” following the conversion thereof into Class A common stock at the completion of the business combination (the “Class F common stock”). The Share Authorization Proposal was approved by a majority of the shares of common stock voting together as a single class (95.6% of shares voted), including a majority of the shares of Class A common stock (94.3% of shares voted) and a majority of the shares of Class F common stock (100% of shares voted), that were outstanding as of the record date for the MOSC special meeting. After the MOSC special meeting, MOSC and Legacy Vivint Smart Home, Inc. closed the business combination, and MOSC changed its name to Vivint Smart Home, Inc.
A recent ruling by the Delaware Court of Chancery (the “Court of Chancery”) introduces uncertainty as to whether the approval obtained by the Company (and other companies that similarly obtained stockholder approval of proposals akin to the Share Authorization Approval) to approve the Share Authorization Proposal was sufficient under Section 242(b)(2) of the Delaware General Corporation Law (the “DGCL”), which may have required the Share Authorization Proposal to be approved by separate votes of the majority of MOSC’s then-outstanding shares of Class A common stock and the majority of MOSC’s then-outstanding shares of Class F common stock.
On February 9, 2023, the Company filed a petition in the Court of Chancery seeking validation of the Company’s Amended and Restated Certificate of Incorporation and the shares issued pursuant thereto to resolve any uncertainty with respect to those matters. The Court of Chancery will hold a final hearing to consider the merits of the petition filed by the Company on February 27, 2023. Based on advice from legal counsel, considering the Company’s facts and circumstances as well as recent rulings by the Court of Chancery with respect to similarly situated companies, the Company has concluded that the Class A common stock is appropriately classified as equity.
Preferred stock—The Company is authorized to issue 300,000,000 preferred stock with a par value of $0.0001 per share. At December 31, 2022, there are no preferred stock issued or outstanding.
Warrants—As of December 31, 2022, 5,933,334 private placement warrants were outstanding. Each whole private placement warrant entitled the holder to purchase one Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants can only be exercised for a whole number of shares. The private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants. The private placement warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
During the year ended December 31, 2022, no warrants were exercised. During the year ended December 31, 2021, 825,016 warrants were exercised for Class A common stock, for which the Company received $10.8 million of cash.

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
Legal
The Company is named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Actions filed against the Company include commercial, intellectual property, customer, common-law negligence, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws and other types of lawsuits.
Loss Contingencies
The Company regularly reviews outstanding legal claims, actions, and enforcement matters to determine if accruals for expected negative outcomes of such matters are probable and can be reasonably estimated.
On February 17, 2023, a jury in the U.S. District Court, Western District of North Carolina, Charlotte Division, issued a verdict against the Company, in favor of CPI Security Systems, Inc. (“CPI”) for $49.7 million of compensatory damages and an additional $140 million of punitive damages in a lawsuit filed by CPI in 2020 regarding alleged historical practices by certain Vivint sales personnel. Based on advice and analysis by legal counsel, the Company believes the verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal and will continue to examine all legal options available to it.
The Company has determined that a range of loss with respect to this litigation is probable (as such term is defined in ASC 450-20-20) and has in the fourth quarter of 2022 accrued an estimated liability of $10.8 million. The accrual reflects the low end of the range of potential loss of $10.8 million up to the verdict amount. This estimated range is based on management’s best judgment after consultation with legal counsel.
The Company had accruals for loss contingencies (inclusive of the matter discussed above) of approximately $22.3 million and $8.2 million as of December 31, 2022 and 2021, respectively. The Company evaluates its outstanding legal and regulatory proceedings and other matters each quarter to assess its loss contingency accruals, and makes adjustments in such accruals, upward or downward, as appropriate, based on facts and circumstances and consultation with counsel. The Company’s accruals for loss contingencies will be adjusted in the future based upon developments and in light of the uncertainties involved in such matters, the ultimate resolution of these matters could materially differ from the accruals that the Company has recorded.

Regulatory Matters
In addition, from time to time the Company is subject to examinations, investigations and/or enforcement actions by federal and state licensing and regulatory agencies and may face the risk of penalties for violation of financial services, consumer protections and other applicable laws and regulations. For example, in 2019, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice (“DOJ”) concerning potential violations of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). In January 2021, the Company entered into a settlement agreement with the DOJ that resolved this investigation. As part of this settlement, the Company paid $3.2 million to the United States. The Company also has received a civil investigative demand from the staff of the Federal Trade Commission (“FTC”) concerning potential violations of the Fair Credit Reporting Act (“FCRA”) and the “Red Flags Rule” thereunder, and the Federal Trade Commission Act (“FTC Act”). In April 2021, the Company entered into a settlement with the FTC that resolved this investigation. As part of this settlement, which was approved by a federal court on May 3, 2021, the Company paid a total of $20 million to the United States. and agreed to implement various additional compliance related measures. The Company is currently in the process of administering the terms of this settlement, which include multiple undertakings by the Company. The Company has been endeavoring to comply with these undertakings and the demands on management and costs incurred in connection with these undertakings may be substantial. The Company has been engaged in ongoing discussions with the staff of the FTC regarding the Company’s compliance with the terms of the settlement. In addition, in accordance with the settlement, the Company is required to undergo biennial assessments by an independent third-party assessor who will review the Company’s compliance programs and provide a report to the FTC staff on the Company’s ongoing compliance with the settlement (“Stipulated Order”). During the three months ended March 31, 2022, the Company completed its first biennial assessment required by the Stipulated Order and received a report with no findings of non-compliance by the assessor. Further, although Vivint is only required by the Order to conduct biennial assessments, Vivint has voluntarily and proactively elected to conduct quarterly audits utilizing the same appointed Assessor. These quarterly audits will each focus on roughly 25% of the Order's requirements. As of December 31, 2022 the Company has completed the first two quarterly audits, each of which resulted in reports with no findings of non-compliance by the Assessor. U.S. Customs and Border Protection is investigating the Company’s historical compliance with regulations relating to duties and tariffs in connection with its import of certain products from outside the U.S. The Company is cooperating with this investigation.The Company also receives inquiries, including civil investigative demands (“CIDs”), from various State Attorneys General, typically from their respective consumer protection or consumer affairs divisions. In general, litigation and enforcements by regulatory agencies can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings and enforcement actions are difficult to predict and the costs incurred can be substantial.
The Company believes the amounts accrued in its financial statements to cover these matters are adequate in light of the probable and estimated liabilities. Factors that the Company considers in the determination of the likelihood of a loss and the estimate of the range of that loss in respect of legal and enforcement matters include the merits of a particular matter, the nature of the matter, the length of time the matter has been pending, the procedural posture of the matter, how the Company intends to defend the matter, the likelihood of settling the matter and the anticipated range of a possible settlement. Because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in the Company’s financial statements or that the matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

The components of lease expense were as follows (in thousands):

	Year ended December 31,
	2022	2021
Operating lease cost	$15,008	$15,689

Finance lease cost:
Amortization of right-of-use assets	$2,337	$2,375
Interest on lease liabilities	581	264
Total finance lease cost	$2,918	$2,639
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(16,299)	$(16,877)
Operating cash flows from finance leases	(581)	(264)
Financing cash flows from finance leases	(3,692)	(3,158)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,236	$4,490
Finance leases	8,575	1,808

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	Year ended December 31,
	2022	2021
Operating Leases
Operating lease right-of-use assets	$36,812	$46,000

Current operating lease liabilities	$13,048	$12,033
Operating lease liabilities	30,232	41,713
Total operating lease liabilities	$43,280	$53,746

Finance Leases
Property, plant and equipment, gross	$43,136	$40,939
Accumulated depreciation	(23,345)	(24,465)
Property, plant and equipment, net	$19,791	$16,474

Current finance lease liabilities	$2,686	$2,854
Finance lease liabilities	5,216	1,416
Total finance lease liabilities	$7,902	$4,270

Weighted Average Remaining Lease Term
Operating leases	4 years	5 years
Finance leases	2.9 years	2.7 years
Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	5%	4%
Maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2023	$16,083	$3,143
2024	15,025	2,802
2025	9,286	2,535
2026	5,073	165
2027	3,277	—
Thereafter	1,232	—
Total lease payments	49,976	8,645
Less imputed interest	(6,696)	(743)
Total	$43,280	$7,902

16. Related Party Transactions
The Company incurred expenses during the years ended December 31, 2022, 2021 and 2020, of approximately $0.7 million, $0.9 million, $0.6 million, respectively, for related-party transactions including contributions to the charitable organization Vivint Gives Back, facility costs, and other services. These expenses were included in selling and general and administrative expenses in the accompanying consolidated statement of operations. Accrued expenses and other current liabilities included on the Company's balance sheets associated with these related-party transactions at December 31, 2022 and 2021 were $0.1 million.

Transactions with Blackstone
On November 16, 2012, the Company was acquired by an investor group comprised of certain investment funds affiliated with Blackstone Capital Partners VI L.P., and certain co-investors and management investors through certain mergers and related reorganization transactions (collectively, the “Reorganization”). In connection with the Reorganization, the Company engaged Blackstone Management Partners L.L.C. (“BMP”) to provide monitoring, advisory and consulting services on an ongoing basis. In consideration for these services, the Company agreed to pay an annual monitoring fee equal to the greater of (i) a minimum base fee of $2.7 million subject to adjustments if the Company engages in a business combination or disposition that is deemed significant and (ii) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to any post-fiscal year “true-up” adjustments as determined by the agreement. The Company incurred expenses for such services of approximately $5.7 million and $8.1 million during the years ended December 31, 2021 and 2020, respectively and was included in general and administrative expense in the accompanying consolidated statement of operations. Accounts payable and accrued expenses and other current liabilities at December 31, 2022 and 2021 included liabilities of $0.7 million to BMP related to the monitoring fee.
Under the support and services agreement, the Company also engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. BMP will invoice the Company for such services based on the time spent by the relevant personnel providing such services during the applicable period but in no event shall the Company be obligated to pay more than $1.5 million during any calendar year. During the years ended December 31, 2022, 2021 and 2020 the Company incurred no costs associated with such services.
In connection with the execution of the Merger Agreement, the Company and the parties to the support and services agreement entered into an amended and restated support and services agreement with BMP. The amended and restated support and services agreement became effective upon the consummation of the Merger and amended and restated the existing support and services agreement to, upon the consummation of the merger, (a) eliminate the requirement to pay a milestone payment to BMP upon the occurrence of an IPO, (b) for any fiscal year beginning after 2021, (i) eliminate the Minimum Annual Fee and (ii) decrease the “true-up” of the annual Monitoring Fee payment to BMP to 1% of consolidated EBITDA and (c) beginning after 2021, the annual Monitoring Fee payment to BMP otherwise payable in connection with the agreement ceased and no other milestone payment or other similar payment is owed by the Company to BMP.
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

Related Party Debt
Affiliates of Blackstone participated as initial purchasers, arrangers, or creditors of the 2027 notes and term loan facility amendment and restatement in February 2020 and again in the 2029 notes and term loan facility amendment and restatement in July 2021 and received approximately $1.3 million and $3.0 million, respectively, of fees associated with these transactions. As of December 31, 2022, affiliates of Blackstone held $284.4 million in the Term Loan Facility. As of December 31, 2021, affiliates of Blackstone held $201.2 million and $18.5 million in the Term Loan Facility and 2029 Notes, respectively.
In February 2020 and July 2021, an affiliate of Fortress participated as a lender in the amended and restated term loan facility and received approximately $0.9 million and $0.8 million in lender fees, respectively. As of December 31, 2022, Fortress held $11.7 million, $23.0 million, and $135.8 million in the 2027 Notes, 2029 Notes and Term Loan Facility, respectively. As of December 31, 2021, Fortress held $11.7 million and $119.7 million in the 2027 Notes and Term Loan Facility, respectively.
Transactions involving related parties cannot be presumed to be carried out at an arm’s-length basis.

17. Segment Reporting and Business Concentrations

For the years ended December 31, 2022, 2021 and 2020, the Company conducted business through one operating segment, Vivint. The Company primarily operated in two geographic regions: United States and Canada. Revenues by geographic region were as follows (in thousands):

	United States	Canada	Total
Revenue from external customers
Year ended December 31, 2022	$1,659,617	$22,873	$1,682,490
Year ended December 31, 2021	$1,418,700	$60,688	$1,479,388
Year ended December 31, 2020	$1,186,218	$66,049	$1,252,267

Divestiture of Subsidiary
On June 8, 2022, the Company completed the sale of its Canada business to TELUS. The sale was effected through TELUS’ purchase of the common shares of two wholly-owned subsidiaries of Vivint, Inc. for a transaction price of approximately $104.2 million. The Company received cash proceeds of $94.2 million and entered into an escrow agreement for approximately $10.0 million, included in long-term notes receivables and other assets, net on the unaudited condensed consolidated balance sheet, to be delivered 18 months from the date of the sale. In connection with the Canada Sale, the Company entered into a service agreement whereby the Company will provide certain transition services to TELUS, with an initial period of 24 months. As a result of the aforementioned sale, the Company will cease conducting operations in Canada, except for certain obligations pursuant to a transition services agreement entered into with TELUS. The Company’s financial position and results of operations include Vivint Canada, Inc. through June 8, 2022.

The following table summarizes the net gain recognized in connection with this divestiture (in thousands):

Sales price	$104,236
Vivint Canada net assets (including cash of $2,548 and net intercompany balances)	(23,639)
Accumulated other comprehensive income	(26,019)
Vivint Inc. net intercompany balances	(23,814)
Other	(5,713)
Net gain on divestiture (Included in Other (income) loss, net)	$25,051

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
Matching contributions that were made to the plans during the years ended December 31, 2022, 2021 and 2020 totaled $7.9 million and $10.3 million, and $4.3 million, respectively.

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
The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020

Numerator:
Net loss attributable to common stockholders	$(51,734)	$(305,552)	$(603,331)
Gain on change in fair value of warrants, diluted	—	(50,967)	—
Net loss attributable to common stockholders, diluted (in thousands)	$(51,734)	$(356,519)	$(603,331)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	212,501,938	208,265,631	179,071,278
Weighted-average effect of potentially dilutive shares to purchase common stock	—	812,536	—
Shares used in computing net loss attributable per share to common stockholders, diluted	212,501,938	209,078,167	179,071,278
Net loss attributable per share to common stockholders:
Basic	$(0.24)	$(1.47)	$(3.37)
Diluted	$(0.24)	$(1.71)	$(3.37)
The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of December 31,
	2022	2021	2020
Rollover SARs	1,339,423	2,004,712	2,474,011
Rollover LTIPs	—	—	2,316,869
RSUs	9,595,527	9,570,667	8,692,347
PSUs	8,950,771	9,643,666	4,877,277
Public warrants	—	—	878,346
Private placement warrants	5,933,334	—	5,933,334
Earnout shares reserved for future issuance	21,507	24,060	1,260,281

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
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022 our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our control environment (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, certain information regarding our directors and executive officers.

Name	Age	Position
Executive Officers:
David H. Bywater	53	Chief Executive Officer and Director
Dana Russell	61	Chief Financial Officer
Daniel Garen	50	Chief Ethics and Compliance Officer
Garner B. Meads, III	41	Chief Legal Officer and Secretary
Rasesh Patel	49	Chief Operating Officer
Todd M. Santiago	50	Chief Revenue Officer
Non-Employee directors:
Todd R. Pedersen	54	Director
Barbara J. Comstock	63	Director
David F. D’Alessandro	72	Director
Paul S. Galant	55	Director
Jay D. Pauley	45	Director
Michael J. Staub	38	Director
Joseph S. Tibbetts, Jr.	70	Director
Peter F. Wallace	47	Director
Executive Officers
David H. Bywater. Mr. Bywater is our Chief Executive Officer and also serves as one of our Directors. Mr. Bywater was named our Chief Executive Officer in June 2021 after serving as the CEO of Vivint Solar from May 2016 to April 2020. He also served on the board of directors for Sunrun, a residential solar panel company. Previously, Mr. Bywater served as chief operating officer for Legacy Vivint Smart Home where he was responsible for customer operations, human resources, field service, and supply chain. Before Vivint, Mr. Bywater spent 10 years at Affiliated Computer Services (ACS) where he was responsible for the management of several business units, encapsulating more than 60 different companies. During this time, he also served as an executive vice president and corporate officer for Xerox, a subsidiary of ACS, and was the chief operating officer for its State Government Services business. Before Xerox, Mr. Bywater worked as senior manager at Bain & Company where he worked with global clients, primarily in the technology, transportation, and data information industries. Mr. Bywater currently serves on the board of directors for Mariani, a portfolio company of CI Capital Partners LLC. Mr. Bywater holds a bachelor’s degree in economics from Brigham Young University and an MBA from Harvard Business School.
Dana Russell. Mr. Russell has served as our Chief Financial Officer since May 2022. Prior to that, Mr. Russell was the Chief Financial Officer of Vivint Solar, Inc. from November 2013 to October 2020. From January 2013 to November 2013, Mr. Russell was the Chief Financial Officer of Allegiance, Inc. a software company. Mr. Russell was an independent contractor, providing financial services and business consulting to a number of privately held organizations and individuals from May 2011 to December 2012. From June 2006 through April 2011, Mr. Russell was the Senior Vice President and Chief Financial Officer of Novell, Inc., a publicly traded software and services company, which was acquired by The Attaclmiate Group, Inc. From July 1994 to June 2006, Mr. Russell held positions at Novell including, Interim Chief Financial Officer, Vice President of Finance, Treasurer and Corporate Controller. He had broad responsibility overseeing financial and accounting functions as well as investor relations, tax, information services and technology, risk management, corporate development and facilities. Prior to 1994, Mr. Russell held other high-level accounting and finance positions at high tech companies and also worked as an auditor at PricewaterhouseCoopers LLP, a multinational professional services firm. Mr. Russell holds a master's degree in accounting from Weber State University and holds a CPA license in the State of Utah.
Daniel Garen. Mr. Garen has served as our Chief Ethics and Compliance Officer since August 2021. Prior to joining Vivint, Mr. Garen was a Partner at DLA Piper LLP from 2020 to 2021. From 2019 to 2020, Mr. Garen was a Principal at Pivot Point Compliance Management. From 2014 to 2018, Mr. Garen was the Chief Ethics and Compliance Officer for Danaher Corporation. Mr. Garen has also held other senior compliance officer positions with Wright Medical, Siemens Corporation, Bayer Healthcare, and the American Red Cross. Mr. Garen holds a JD and LL.M. in Health Law from Loyola University and

Chicago School of Law. He holds a BA in psychology from the University of Michigan. Mr. Garen is a member of the American Bar Association, the Federal Supreme Court Bar and the bar for Illinois and the District of Columbia.
Garner B. Meads, III. Mr. Meads has served as our Chief Legal Officer and Secretary since December 2021. Prior to that, Mr. Meads served as our interim General Counsel, a position he was appointed to on July 1, 2021. Previously, Mr. Meads served as Vice President, Associate General Counsel and Assistant Secretary from January 2021 to July 2021, Associate General Counsel and Assistant Secretary from July of 2016 to January 2021. Prior to that, Mr. Meads served as Senior Corporate Counsel at Vivint Solar, Inc., which he joined in January of 2015. Meads also has prior experience as an attorney for Vinson & Elkins LLP and Sidley Austin LLP. Mr. Meads holds a B.S. from Brigham Young University and a JD from the J. Reuben Clark Law School at Brigham Young University. Mr. Meads is a member of the bar for Texas and Utah.
Rasesh Patel. Mr. Mr. Patel has served as our Chief Operating Officer since May 2022. Prior to that, Mr. Patel served in a variety of capacities at AT&T, including as Chief Product and Platform Officer of AT&T Business from March 2021 to May 2022; Executive Vice President and General Manager of Broadband and Video from September 2019 to March 2021; as Senior Executive Vice President Digital, Retail and Care from August 2017 to September 2019; as Regional President of Mobility Sales & Service from October 2016 to July 2017; and as Senior Vice President, Product Management from July 2015 to October 2016. Mr. Patel also served as Senior Vice President DIRECTV Customer Experience from April 2012 to July 2015. Mr. Patel holds a bachelor’s degree in electrical engineering from the University of California, Irvine and an MBA from the University of California, Los Angeles.
Todd M. Santiago. Mr. Santiago has served as our Chief Revenue Officer since March 2020. Prior to that, Mr. Santiago served as our Executive Vice President, General Manager or Retail from January 2020 to March 2020. Mr. Santiago previously served as Legacy Vivint Smart Home’s Executive Vice President, General Manager of Retail from November 2018 to January 2020, and as Legacy Vivint Smart Home’s Chief Revenue Officer from February 2013 to November 2018. Prior to joining Legacy Vivint Smart Home, Mr. Santiago was President of 2GIG from December 2008 to March 2013. Prior to joining 2GIG, Mr. Santiago was Partner and General Manager of Signature Academies in Boise, ID and VP and General Manager at NCH Corporation in Irving, TX. Mr. Santiago is the brother-in-law of Mr. Pedersen. Mr. Santiago holds a B.A. in English from Brigham Young University and an MBA from the Harvard Business School.
Non-Employee Directors
Todd R. Pedersen. Mr. Pedersen has served as a Director of Vivint Smart Home since January 2020. Mr. Pedersen founded Legacy Vivint Smart Home in 1999 and served as Legacy Vivint Smart Home’s President, Chief Executive Officer and Director. In February 2013, Mr. Pedersen relinquished his title as Legacy Vivint Smart Home’s President. Mr. Pedersen served as our Chief Executive Officer until stepping down in June 2021. In 2011, Mr. Pedersen founded Vivint Solar and served as its Chief Executive Officer from August 2011 through January 2013. Mr. Pedersen was formerly a director of Vivint Solar. Mr. Pedersen currently serves on the board of directors of Entrata, Inc., a Utah technology services company. Mr. Pedersen was recently inducted into the Silicon Slopes Hall of Fame in February 2022 and has previously been named the Ernst & Young Entrepreneur of the Year in 2010 in the services category for the Utah Region. Mr. Pedersen attended Brigham Young University.
Barbara J. Comstock. Ms. Comstock has served as a Director of Vivint Smart Home since July 2021. She currently serves as a senior adviser at Baker Donelson, a law firm, advising clients on public policy and communications issues with respect to federal and state matters. She is also a fellow at the University of Virginia, the founder of the Barbara Comstock Program for Women in Leadership at George Mason University’s Schar School of Policy and Government, an ABC News contributor, a board member of Trustar Bank, a community bank based in Virginia, a board member of two political action committees focused on Republican women (VIEWPac and Winning4Women) and a board member of the Republican State Legislative Council, which funds state legislative, lieutenant governor and other state office races. Ms. Comstock has also recently served as a fellow at the University of Southern California Center for the Political Future and a visiting fellow at the American University Sine Institute and the Harvard Institute of Politics. From 2015 to 2019, Ms. Comstock served as a member of the United States House of Representatives, representing the 10th district of Virginia. Prior to that, from 2010 to 2015, she served as a member of the Virginia General Assembly. Ms. Comstock founded Corallo Comstock, a public policy communications firm, in 2006 and was a senior partner at Blank Rome Government Relations and Blank Rome LLP, a law firm, from 2003 to 2006. Prior to that, she was the Director of the Office of Public Affairs at the U.S. Department of Justice from 2001 to 2003, the Director of the Office of Research and Strategy of the Republican National Committee from 1999 to 2001, the Chief Counsel of the House Government Reform and Oversight Committee from 1995 to 1999 and a member of the senior staff of the office of Congressman Frank Wolf from 1990 to 1995. Ms. Comstock earned a B.A., with honors, from Middlebury College and a JD from Georgetown University Law Center.
David F. D’Alessandro. Mr. D’Alessandro has served as a Director of Vivint Smart Home and the Chairman of our Board of Directors since January 2020. Mr. D’Alessandro previously served as a Director of Legacy Vivint Smart Home from July 2013 to January 2020. Mr. D’Alessandro serves on the boards of directors of several private companies. From 2010 to

September 2017, Mr. D’Alessandro also served as chairman of the board of directors of SeaWorld Entertainment, Inc. and has formerly served as a director of Vivint Solar, Inc. He served as chairman, president and chief executive officer of John Hancock Financial Services, Inc. from 2000 to 2004, having served as president and chief operating officer of the same entity from 1996 to 2000, and guided it through a merger with ManuLife Financial Corporation in 2004. Mr. D’Alessandro served as president and chief operating officer of ManuLife in 2004. He is a former partner of the Boston Red Sox. A graduate of Syracuse University, he holds honorary doctorates from three universities and served as vice chairman and a trustee of Boston University.
Paul S. Galant. Mr. Galant has served as a Director of Vivint Smart Home since January 2020. Mr. Galant previously served as a Director of Legacy Vivint Smart Home from October 2015 to January 2020. Mr. Galant currently serves as an Operating Partner of Churchill Capital. Prior to that, Mr. Galant served as Chief Executive Officer of Brightstar Corp., a leading mobile services company for managing devices and accessories and subsidiary of SoftBank Group Corp., and he has served as an Operating Partner of SoftBank. Prior to joining Brightstar, Mr. Galant was the Chief Executive Officer of VeriFone Systems, Inc., and a member of VeriFone’s board of directors, since October 2013. Prior to joining Verifone, Mr. Galant served as the CEO of Citigroup Inc.’s Enterprise Payments business since 2010. In this role, Mr. Galant oversaw the design, marketing and implementation of global B2C and C2B digital payments solutions. From 2009 to 2010, Mr. Galant served as CEO of Citi Cards, heading Citigroup’s North American and International Credit Card and Merchant Acquiring businesses. From 2007 to 2009, Mr. Galant served as CEO of Citi Transaction Services, a division of Citi’s Institutional Clients Group. From 2002 to 2007, Mr. Galant was the Global Head of the Cash Management business, one of the largest processors of payments globally. Mr. Galant joined Citigroup, a multinational financial services corporation, in 2000. Prior to joining Citigroup, Mr. Galant held positions at Donaldson, Lufkin & Jenrette, Smith Barney, and Credit Suisse. Mr. Galant also brings broad financial industry experience from his time as chairman of the NY Federal Reserve Bank Payments Risk Committee and chairman of The Clearing House Secure Digital Payments LLC. Mr. Galant was on the board of directors of Conduent Incorporated, a leading provider of diversified business services with leading capabilities in transaction processing, automation and analytics. Mr. Galant holds a B.S. in Economics from Cornell University where he graduated a Phillip Merrill Scholar.
Jay D. Pauley. Mr. Pauley has served as a Director of Vivint Smart Home since January 2020. Mr. Pauley previously served as a Director of Legacy Vivint Smart Home from October 2015 to January 2020. Mr. Pauley is a Managing Director at Summit Partners, which he joined in 2010. Prior to joining Summit Partners, Mr. Pauley was Vice President at GTCR, a private equity firm, and an associate at Apax Partners, a private equity and venture capital firm. Before that, he worked for GE Capital. Mr. Pauley currently serves on the boards of directors of numerous private companies and has formerly served as a director of Vivint Solar. Mr. Pauley holds a B.S. from Ohio State University and an MBA from the Wharton School at the University of Pennsylvania.
Michael J. Staub. Mr. Staub has served as a director of Vivint Smart Home since February 2022. Mr. Staub is a Managing Director in Blackstone’s Private Equity Group and focuses on investments in the Services, Leisure, and Logistics sectors. Since joining Blackstone in 2014, Mr. Staub has been involved with Blackstone’s investments in AlliedBarton, GCA Services, Lendmark, Merlin Entertainments, RGIS, SERVPRO and Vivint. He currently serves as a director of SERVPRO and previously served as a director of Lendmark and RGIS. Before joining Blackstone, Mr. Staub was an associate at Fortress Investment Group, where he evaluated and executed private equity investments across several industries. Prior to that, he worked at Falconhead Capital and in investment banking at Merrill Lynch & Co. Mr. Staub received a B.S. in Business Administration from Ithaca College, where he graduated summa cum laude, and an MBA from the Wharton School of the University of Pennsylvania, where he graduated with honors.
Joseph S. Tibbetts, Jr. Mr. Tibbetts has served as a Director of Vivint Smart Home since January 2020. Mr. Tibbetts previously served as a Director of Legacy Vivint Smart Home from October 2015 to January 2020. From March 2017 to March 2018, Mr. Tibbetts served as the interim chief financial officer of Acquia Corporation, a private company that is a leading provider of cloud-based, digital experience management solutions. Prior to that Mr. Tibbetts served as the senior vice president and chief financial officer of Publicis Sapient, a digital consulting company and part of Publicis Group SA, from February 2015, when Publicis acquired Sapient Corporation, to September 2015. Prior to that Mr. Tibbetts served as senior vice president and global chief financial officer of Sapient Corporation from October 2006 to February 2015. He began serving as Sapient Corporation’s treasurer in December 2012 and was reappointed as Sapient Corporation’s chief accounting officer in June 2013, a role he previously held from 2009 to 2012. In addition to being Sapient Corporation’s chief financial officer, Mr. Tibbetts also served as Sapient Corporation’s managing director- SapientNitro Asia Pacific. Prior to joining Sapient Corporation, Mr. Tibbetts was the chief financial officer of Novell, Inc., a software and services company, from February 2003 to June 2006 and, prior to that, he held a variety of senior financial management positions at Charles River Ventures, Lightbridge, Inc., and SeaChange International, Inc. Mr. Tibbetts was also formerly a partner with Price Waterhouse LLP. Mr. Tibbetts formerly served as a director of Vivint Solar. Mr. Tibbetts holds a B.S. in business administration from the University of New Hampshire.
Peter F. Wallace. Mr. Wallace has served as a Director of Vivint Smart Home since January 2020. Mr. Wallace previously served as a Director of Legacy Vivint Smart Home from November 2012 to January 2020. Mr. Wallace is a Senior

Managing Director and Global Head of Core Private Equity for Blackstone. Since joining Blackstone in 1997, Mr. Wallace has led or been involved in Blackstone’s investments in Alight Solutions, AlliedBarton Security Services, Allied Waste, American Axle & Manufacturing, Centennial Communications, Centerplate (formerly Volume Services America), CommNet Cellular, Chamberlain Group, CoreTrust, GCA Services, Encore Global, International Data Group, LocusPoint Networks, Merlin Entertainments, Michaels Stores, New Skies Satellites, Outerstuff, Ltd., Pinnacle Foods/Birds Eye Foods, PSAV, PSSI, SeaWorld Parks & Entertainment (formerly Busch Entertainment Corporation), Service King, Servpro, Sirius Satellite Radio, Tradesmen International, Universal Orlando, Vivint Smart Home, Vivint Solar, Inc. (“Vivint Solar”) and the Weather Channel. He currently serves on the Board of Directors of Alight Solutions Chamberlain Group, CoreTrust, Encore Global, International Data Group, Merlin Entertainments, PSSI, Servpro, and Vivint. Mr. Wallace has also formerly served as a director of Vivint Solar, including as chairman from March 2014 through October 2020. Mr. Wallace is a trustee of Children’s Aid Society, one of America’s oldest and largest children’s nonprofits. Mr. Wallace received a BA from Harvard College, where he graduated magna cum laude.

Director Nomination Process

The Nominating and Corporate Governance Committee weighs the characteristics, experience, independence and skills of potential candidates for election to the Board and recommends nominees for director to the Board for election. In considering candidates for the Board, the Nominating and Corporate Governance Committee also assesses the size, composition, diversity of backgrounds and combined expertise of the Board. As the application of these factors involves the exercise of judgment, the Nominating and Corporate Governance Committee does not have a standard set of fixed qualifications that is applicable to all director candidates, although the Nominating and Corporate Governance Committee does at a minimum assess each candidate’s strength of character, judgment, industry knowledge or experience, his or her ability to work collegially with the other members of the Board and his or her ability to satisfy any applicable legal requirements or listing standards. In addition, although the Board considers diversity of viewpoints, background and experiences, the Board does not have a formal diversity policy. In identifying prospective director candidates, the Nominating and Corporate Governance Committee may seek referrals from other members of the Board, management, stockholders and other sources, including third party recommendations. The Nominating and Corporate Governance Committee also may, but need not, retain a search firm in order to assist it in identifying candidates to serve as directors of the Company. The Nominating and Corporate Governance Committee utilizes the same criteria for evaluating candidates regardless of the source of the referral. When considering director candidates, the Nominating and Corporate Governance Committee seeks individuals with backgrounds and qualities that, when combined with those of our incumbent directors, provide a blend of skills and experience to further enhance the Board’s effectiveness.

In recommending that, or determining whether, members of the Board should stand for re-election, the Nominating and Corporate Governance Committee also may assess the contributions of incumbent directors in the context of the Board evaluation process and other perceived needs of the Board.

In addition, the Stockholders Agreement (as defined and described further under “Transactions with Related Persons—Stockholders Agreement”) provides that Blackstone has the right to nominate to our Board of Directors a number of designees approximately equal to the percentage of our Class A common stock entitled to vote generally in the election of directors as collectively beneficially owned by 313 Acquisition LLC (“313 Acquisition”), Blackstone and their respective affiliates (collectively, the “313 Acquisition Entities”). In addition, Fortress Investment Group LLC (“Fortress”) has the right to nominate to our Board of Directors one director so long as Fortress beneficially owns at least 50% of the shares of our Class A common stock it owned immediately following the consummation of the Merger; provided that the Fortress designee must be (A) Andrew McKnight, (B) Max Saffian or (C) another senior employee or principal of Fortress who is acceptable to a majority of the members of the Board of Directors. Under the Stockholders Agreement, Summit Partners, L.P. (“Summit”) has the right to nominate one director to our Board of Directors so long as the Summit Holders (as defined in the Stockholders Agreement) beneficially own at least 50% of the shares of our Class A common stock they owned immediately following the consummation of the Merger. Currently, we have two directors on our Board who are current employees of Blackstone and who were recommended by Blackstone as director nominees pursuant to the Stockholders Agreement (Messrs. Staub and Wallace), and we have one director on our Board who was designated by Summit (Mr. Pauley). The provisions of the Stockholders’ Agreement regarding the nomination of directors will remain in effect until Blackstone is no longer entitled to nominate a director to our Board of Directors, unless Blackstone requests that they terminate the Stockholders’ Agreement at an earlier date.

When considering whether the nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focused primarily on the information discussed in each of the board member’s biographical information set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of our Board of Directors considered the following important characteristics:

•Mr. Pedersen’s extensive knowledge of our industry and significant experience, as well as his insights as our original founder. Mr. Pedersen has played a critical role in our successful growth since our founding and has developed a unique and unparalleled understanding of our business.
•Mr. Bywater’s significant business and leadership experience across several consumer-facing technology companies, including as the Chief Executive Officer of Vivint Solar, Inc.
•Ms. Comstock’s extensive leadership and management experience in state and federal government, the media, law, business, and philanthropy, as well as her experience working closely with senior leaders across a wide range of industries on a bi-partisan basis throughout her career.
•Mr. D’Alessandro’s extensive business and leadership experience, including as Chairman, President and Chief Executive Officer of John Hancock Financial Services, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.
•Mr. Galant’s significant business and leadership experience, including as the Chief Executive Officer of Citigroup’s Enterprise Payments business, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the board of directors of VeriFone Systems.
•Mr. Pauley’s significant financial expertise and business experience, including as a Managing Director at Summit Partners, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.
•Mr. Staub’s significant financial and investment experience, including as a Managing Director in the Private Equity Group at Blackstone, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of other companies.
•Mr. Tibbetts’ significant financial expertise and business experience, including as Senior Vice President and Chief Financial Officer of Sapient Corporation and 20 years at Price Waterhouse LLP (now PricewaterhouseCoopers LLP) including his experience as an Audit Partner and National Director of the firm’s Software Services Group, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.
•Mr. Wallace’s significant financial expertise and business experience, including as a Senior Managing Director in the Private Equity Group at Blackstone, as well as his familiarity with board responsibilities, oversight and control resulting from serving on the boards of directors of public companies.

Board Structure

Our Board of Directors is led by Mr. D’Alessandro, our Chairman. The Chief Executive Officer position is separate from the Chairman position. We believe that the separation of the Chairman and Chief Executive Officer positions is appropriate corporate governance for us at this time. Accordingly, Mr. D’Alessandro serves as Chairman, while Mr. Bywater serves as our Chief Executive Officer. Our Board of Directors believes this structure best encourages the free and open dialogue of competing views and provides for strong checks and balances. Additionally, Mr. D’Alessandro’s attention to Board of Directors and committee matters allows Mr. Bywater to focus more specifically on overseeing the Company’s day-to-day operations, as well as strategic opportunities and planning.

Executive Sessions

Executive sessions, which are meetings of the non-management members of the Board, are regularly scheduled throughout the year. In addition, at least once a year, the independent directors meet in a private session that excludes management and any non-independent directors. Our Chairman, Mr. D’Alessandro, presides at the executive sessions.

Communications with the Board

As described in our Corporate Governance Guidelines, stockholders or other interested parties who would like to communicate with, or otherwise make their concerns known directly to the chairperson of any of the Audit, Nominating and Corporate Governance and Compensation Committees, any then-serving lead director or the director designated by the non-management or independent directors as the presiding director, or to the non-management or independent directors as a group, may do so by addressing such communications or concerns to the Company’s Chief Legal Officer, 4931 North 300 West, Provo UT 84604, who will forward such communications to the appropriate party.

Audit Committee

Our Audit Committee membership is as follows: Joseph S. Tibbetts, Jr., chair; Barbara J. Comstock, member; and Paul S. Galant, member.

Each member of the Audit Committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. Each member of the Audit Committee meets the financial literacy requirements of the NYSE and our Board has determined that Messrs. Tibbetts and Galant qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The duties and responsibilities of the Audit Committee are set forth in its charter, which may be found at www.vivint.com under Investor Relations: Governance: Governance Documents: Audit Committee Charter, and include oversight of the following:

•the Company’s accounting and financial reporting processes and internal control over financial reporting, as well as the audit and integrity of the Company’s financial statements;
•the independent registered public accounting firm’s qualifications, performance and independence;
•the performance of our internal audit function;
•the Company’s compliance with applicable law (including U.S. federal securities laws and other legal and regulatory requirements); and
•risk assessment and risk management, including, but not limited to, the Company’s IT security program.

The Audit Committee also prepares the report of the committee required by the rules and regulations of the SEC to be included in our annual proxy statement. With respect to our reporting and disclosure matters, the responsibilities and duties of the Audit Committee include reviewing and discussing with management and the independent registered public accounting firm our annual audited financial statements and quarterly financial statements prior to inclusion in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or other public filings in accordance with applicable rules and regulations of the SEC.

The charter of the Audit Committee permits the committee to delegate any or all of its authority to one or more subcommittees. In addition, the Audit Committee has the authority under its charter to engage independent counsel and other advisors as it deems necessary or advisable.

Compensation Committee

Our Compensation Committee membership is as follows: David F. D’Alessandro, chair; Michael J. Staub, member; and Peter F. Wallace, member. Each of Messrs. D’Alessandro, Staub and Wallace has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors in general and compensation committees in particular.

The duties and responsibilities of the Compensation Committee are set forth in its charter, which may be found at www.vivint.com under Investor Relations: Governance: Governance Documents: Compensation Committee Charter, and include the following:
•oversight of the Company’s compensation policies, plans and benefit programs, and overall compensation philosophy;
•oversight of the compensation of the Company’s Chief Executive Officer and other executive officers;
•approving and evaluating the executive officer compensation plans, policies and programs of the Company; and
•administering the Company’s equity compensation plans.

With respect to our reporting and disclosure matters, the responsibilities and duties of the Compensation Committee include overseeing the preparation of the Compensation Discussion and Analysis for inclusion in our annual proxy statement and Annual Report on Form 10-K in accordance with applicable rules and regulations of the SEC.

The charter of the Compensation Committee permits the committee to delegate any or all of its authority to one or more subcommittees and to delegate to one or more of our officers the authority to make awards to team members other than any Section 16 officer under our incentive compensation or other equity-based plan, subject to compliance with the plan and the laws of our state of jurisdiction. In addition, the Compensation Committee has the authority under its charter to retain outside consultants or advisors, as it deems necessary or advisable.

See “Executive Compensation—Compensation Discussion and Analysis—Compensation Determination Process” for a description of our process for determining compensation, and “Executive Compensation—Compensation Discussion and Analysis—Role of Compensation Consultant” for a description of the role of our independent compensation consultant.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee membership is as follows: Peter F. Wallace, chair; David F. D’Alessandro, member; and Paul S. Galant, member. Each of Messrs. Wallace, D’Alessandro and Galant has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards.

The duties and responsibilities of the Nominating and Corporate Governance Committee are set forth in its charter, which may be found at www.vivint.com under Investor Relations: Governance: Governance Documents: Nominating and Corporate Governance Committee Charter, and include the following:

•identifying individuals qualified to become new board of directors members, consistent with criteria approved by the board of directors;
•reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders;
•recommending members of the Board to serve on committees of the Board and evaluating the functions and performance of such committees;
•reviewing and recommending to the Board corporate governance principles applicable to us;
•overseeing the evaluation of the Board and management;
•overseeing and approving the management continuity planning process; and
•shaping the corporate governance of the Company.

The charter of the Nominating and Corporate Governance Committee permits the committee to delegate any or all of its authority to one or more subcommittees. In addition, the Nominating and Corporate Governance Committee has the authority under its charter to retain outside counsel or other experts as it deems necessary or advisable.
Committee Charters and Corporate Governance Guidelines

Our commitment to good corporate governance is reflected in our Corporate Governance Guidelines, which describe our Board of Directors’ views and policies on a wide range of governance topics. These Corporate Governance Guidelines are reviewed from time to time by our Nominating and Corporate Governance Committee and, to the extent deemed appropriate in light of emerging practices, revised accordingly, upon recommendation to and approval by our Board of Directors.

Our Corporate Governance Guidelines, Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee charters, and other corporate governance information are available on our website at www.vivint.com under Investor Relations: Governance: Governance Documents. Any stockholder also may request them in print, without charge, by contacting the Secretary of Vivint Smart Home, Inc., 4931 North 300 West, Provo UT 84604.
Code of Business Conduct and Ethics
We maintain a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees, including our Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior officers. The Code of Business Conduct and Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, corporate opportunities, confidentiality, compliance with laws (including insider trading laws), use of our assets and business conduct and fair dealing. This Code of Business Conduct and Ethics also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. The Code of Business Conduct and Ethics may be found on our website at www.vivint.com under Investor Relations: Governance: Governance Documents: Code of Business Conduct and Ethics.

We will disclose within four business days any substantive changes in or waivers of the Code of Business Conduct and Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Current Report on Form 8-K. In the case of a waiver for an executive officer or a director, the required disclosure also will be made available on our website within four business days of the date of such waiver.
Oversight of Risk Management

The Board has extensive involvement in the oversight of risk management related to us and our business. The Board accomplishes this oversight both directly and through its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, each of which assists the Board in overseeing a part of our overall risk management and regularly reports to the Board. The Audit Committee represents the Board by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the surveillance of administrative and financial controls, our compliance with legal and regulatory requirements and our enterprise risk management program, including our IT security program. Through its regular meetings with management, including the finance, legal and internal audit functions, the Audit Committee reviews and discusses all significant areas of our business and summarizes for the Board all areas of risk and the appropriate mitigating factors. The Compensation Committee considers, and discusses with management, management’s assessment of certain risks, including whether any risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us. The Nominating and Corporate Governance Committee oversees and evaluates programs and risks associated with Board organization, membership and structure, succession planning and corporate governance. In addition, our Board receives periodic detailed operating performance reviews from management.

Anti-Hedging and Pledging Policies

The Company’s insider trading policy prohibits directors, officers, employees and agents (such as consultants and independent contractors) of the Company from pledging Company securities as collateral for loans and from engaging in transactions in publicly traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities. This prohibition extends to any hedging or similar transactions designed to decrease the risks associated with holding Company securities.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of David F. D’Alessandro, Michael Staub and Peter F. Wallace. No member of the Compensation Committee was at any time during fiscal year 2022, or at any other time, one of our employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our board of directors or member of our Compensation Committee.

ITEM 11.EXECUTIVE COMPENSATION

Report of the Compensation Committee
The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.
Submitted by the Compensation Committee of the Board of Directors:
David F. D’Alessandro, Chair
Michael J. Staub
Peter F. Wallace

Compensation Discussion and Analysis
Introduction
Our executive compensation program is designed to attract and retain individuals with the qualifications to manage and lead the Company as well as to motivate them to develop professionally and contribute to the achievement of our financial goals and ultimately create and grow our overall enterprise value.
Our named executive officers (“NEOs”) for 2022 were:

•David H. Bywater, our Chief Executive Officer;
•Dana Russell, our Chief Financial Officer;
•Garner Meads, our Chief Legal Officer and Secretary;
•Rasesh Patel, our Chief Operating Officer;
•Todd M. Santiago, our Chief Revenue Officer; and
•Dale R. Gerard, our former Chief Financial Officer.

Leadership Changes

Dale R. Gerard stepped down from his position as our Chief Financial Officer, effective May 31, 2022. In connection with Mr. Gerard's stepping down we entered into a separation agreement with Mr. Gerard. The terms of such separation agreements are described under “Potential Payments upon Termination or Change in Control” below.

Dana Russell was appointed to serve as the Company's Chief Financial Officer, effective May 16, 2022.

Rasesh Patel was appointed to serve as the Company's Chief Operating Officer, effective May 16, 2022.
Executive Compensation Objectives and Philosophy
Our primary executive compensation objectives are to:

•attract, retain and motivate senior management leaders who are capable of advancing our mission and strategy and ultimately, creating and maintaining our long-term equity value. Such leaders must engage in a collaborative approach and possess the ability to execute our business strategy in an industry characterized by competitiveness and growth;
•reward senior management in a manner aligned with our financial performance; and
•align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.
To achieve our objectives, we deliver executive compensation through a combination of the following components:

•Base salary;
•Annual cash bonus opportunities;
•Long-term equity incentive compensation;
•Broad-based employee benefits;

•Supplemental executive perquisites; and
•Severance benefits.
Base salaries, broad-based employee benefits, supplemental executive perquisites and severance benefits are designed to attract and retain senior management talent. We also use annual cash bonuses and long-term equity awards to promote performance-based pay that aligns the interests of our NEOs with the long-term interests of our stockholders and to enhance executive retention.

Say on Pay and Say on Frequency Votes. In 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) considered the outcome of the stockholder advisory vote on 2021 executive compensation when making decisions relating to the compensation of our NEOs and our executive compensation program and policies. Our stockholders voted at our 2022 annual meeting, in a non-binding, advisory vote, on the 2021 compensation paid to our NEOs. Over 88% of the votes were cast in favor of the Company’s 2021 compensation decisions. Based on this level of support, the Compensation Committee decided that the say-on-pay vote result did not necessitate any substantive changes to our compensation program.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, stockholders can vote on the frequency of say-on-pay voting once every six years. We expect this vote to next occur at our 2026 annual meeting. Until that time, we expect to hold an advisory, non-binding say-on-pay vote on an annual basis.

Compensation Determination Process

In 2022, the Compensation Committee oversaw our executive compensation program.

In 2022, Mr. Bywater generally participated in discussions and deliberations with the Compensation Committee regarding the determinations of annual cash incentive awards for our executive officers. Specifically, he made recommendations to the Compensation Committee regarding the performance factors to be used under our annual bonus plan and the amounts of annual cash incentive awards. Mr. Bywater did not participate in discussions or determinations regarding his respective individual compensation.
Role of Compensation Consultant

In 2022, the Compensation Committee engaged FW Cook & Co., Inc. (“FW Cook”) to perform an analysis of the compensation of our senior executives in comparison with industry peers and an analysis of senior executive stock ownership in comparison with industry peers. FW Cook also provided advice regarding the equity grants made to the Company’s executive officers on March 23, 2022 under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (the “Plan”). For additional details regarding these equity grants, please see “—Compensation Elements—Long-Term Incentive Compensation—2022 Equity Grants” below. In February 2023, the Compensation Committee determined that FW Cook is independent from management and that FW Cook’s work has not raised any conflicts of interest.
Use of Competitive Data

We do not target a specific market percentile when making executive compensation decisions; however, we believe that information regarding compensation practices at similar companies is a useful tool to help maintain practices that accomplish our executive compensation objectives. In 2022, as noted above, the Compensation Committee engaged FW Cook to assist and make recommendations regarding the selection of companies to be included in the Compensation Peer Group. The constituents of the Compensation Peer Group represent companies operating in broadly similar or related industries that fall within a reasonable range with us in certain metrics, including revenue, EBITDA and total enterprise value. The companies included in the Compensation Peer Group are listed below:

Akamai Technologies, Inc.	Terminix Global Holdings, Inc.	Logitech International S.A.
Black Knight, Inc.	Angi.	Match Group, Inc.
Alarm.com	Zillow Group, Inc.	Nu Skin Enterprises, Inc.
Mandiant (fka FireEye, Inc.)	Ziff Davis (fkaJ2 Global Inc.)	Nuance Communications Inc.
Rollins, Inc.	Pluralsight	Endurance International Group, Inc.
In 2022, in addition to the Compensation Peer Group data, the Compensation Committee reviewed proprietary technology company survey data, size-adjusted to our revenue. The identity of individual companies comprising the survey data is not available to or considered by us in the evaluation process.

In 2022, the Compensation Committee used the information from both the Compensation Peer Group and the survey data as one factor to determine whether its compensation levels are competitive, and to make any necessary adjustments to reflect executive performance and its performance. As a part of this process, FW Cook measured our target pay levels for the NEOs versus the competitive data within each compensation component and in the aggregate. In order to evaluate the retentive and alignment power of their existing ownership stakes, FW Cook also prepared an analysis of the carried interest levels of our NEOs versus executives serving in similar positions at the Compensation Peer Group.
Employment Agreements

In 2022, we entered into employment agreements with each of Messrs. Russell and Patel. Additionally, in 2022 we amended and restated employment agreements for Messrs. Bywater, Patel and Santiago. The employment agreements with our NEOs provide the terms of the executive’s compensation, including in the event of termination, and contain restrictive covenants. A full description of the material terms of the employment agreements with our NEOs is included below under “—Narrative Disclosure to Summary Compensation Table and 2022 Grants of Plan-Based Awards—Employment Agreements.”

Compensation Elements
The following is a discussion and analysis of each component of our executive compensation program:
Base Salary

Annual base salaries compensate our executives, including our NEOs, for fulfilling the requirements of their respective positions and provide them with a predictable and stable level of cash income relative to their total compensation.

The Compensation Committee believes that the level of an executive’s base salary should reflect such executive’s performance, experience and breadth of responsibilities, salaries for similar positions within our industry and any other factors relevant to that particular job. The Compensation Committee, with the assistance of our Human Resources Department, also uses the experience, market knowledge and insight of its members in evaluating the competitiveness of current salary levels.

In the sole discretion of the Compensation Committee, base salaries for our executives may be periodically adjusted to take into account changes in job responsibilities or competitive pressures.

During 2022, the base salary of each of our continuing NEOs was as follows:

Base Salary
David H. Bywater	$1,021,200
Dana Russell	$700,000
Garner B. Meads, III	$500,000
Rasesh Patel	$675,305
Todd M. Santiago	$675,305

The “Summary Compensation Table” shows the base salary earned by each NEO during fiscal 2022.

Bonuses

Cash bonus opportunities are available to various managers, directors and executives, including our NEOs, to motivate their achievement of short-term performance goals and tie a portion of their cash compensation to performance.

Fiscal 2022 Management Bonus

In 2022, pursuant to our Incentive Compensation Plan (the “Cash Bonus Plan”), Messrs. Bywater, Russell, Meads, Patel, and Santiago, were eligible to receive an annual cash incentive award, based on the achievement of performance objectives determined by the Compensation Committee. The target bonus amounts for each such NEO is provided in their respective employment agreements. The target bonus amount for Mr. Bywater was 100% of his base salary at the end of the performance period. The target bonus amount for each of Messrs. Russell, Meads Patel, and Santiago was 60% of their respective base salary at the end of the performance period. Payouts to our NEOs under the 2022 Cash Bonus Plan could range from 0% of target for below-threshold performance, to 50% of target for threshold performance, 100% of target for target performance, and a maximum of 200% of target for significant outperformance.

To ensure our NEOs are focused on and accountable for the financial and operational metrics that the Company has communicated to the Board and to investors while also rewarding the NEOs for their individual performance under atypical circumstances, the Compensation Committee determined to base 75% of the NEOs’ bonus opportunity on financial metrics (the financial component) while retaining discretion to determine 25% of the bonus opportunity (the discretionary component). The financial component was comprised of: (1) company-wide Adjusted EBITDA (defined, with respect to 2022, as the Adjusted EBITDA which is publicly disclosed in (or otherwise calculated in a manner consistent with) elsewhere in this Form 10-K for fiscal year 2022 or as otherwise determined by the Audit Committee of the Board)(1/3 of the total financial component); (2) Net Cash (defined, with respect to 2022, as the amount of net cash provided by or used in financing activities for fiscal year 2022, excluding any equity proceeds, taxes paid related to vesting of equity awards, return of capital or re-financing fees, or as otherwise determined by the Audit Committee of the Board)(1/3 of the total financial component); and (3) Total Subscribers (defined as the aggregate number of active smart home and security subscribers at the end of fiscal year 2022, which is publicly disclosed in (or otherwise calculated in a manner consistent with) the Company’s earnings release for fiscal year 2022 or as otherwise determined by the Audit Committee of the Board)(1/3 of the total financial component) objectives. The actual bonus amounts to be paid to the NEOs for fiscal 2022 performance was calculated by multiplying each NEO’s bonus potential target by a weighted achievement factor based on our actual achievement relative to the company-wide performance objectives.

The following table sets forth the threshold, target and maximum performance targets for each of the operational metrics comprising the financial component, as well as the payout percentage for each category.

	Threshold	Target	Maximum
Adjusted EBITDA (weighted 1/3)	$713.0 million	$753.3 million	$853.0 million
Net Cash (weighted 1/3)	$60.0 million	$72.5 million	$122.5 million
Total Subscribers (weighted 1/3)	1.97 million	2.00 million	2.08 million
Payout Percentage	50%	100%	200%

To the extent that actual performance fell between the specified threshold, target and maximum performance levels set forth above, the resulting payout percentage was determined using linear interpolation.

The following table shows the actual results based on the Company’s fiscal 2022 performance, the payout percentages with respect to each metric, and the resulting financial component achievement factor.

	Adjusted EBITDA	Net Cash	Total Subscribers	Financial Component Achievement Factor
Actual Performance	$772.1 million	$21.3 million	1.92 million
Payout Percentage	119%	0%	0%	30%

Pursuant to the NRG Merger Agreement, the Board, in its discretion, may elect to adjust and determine each operational metric as having satisfied target levels of achievement, resulting in 100% combined achievement factor for both the discretionary and financial components of the cash bonus plan. See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—NRG Merger-Related Compensatory Arrangements—NRG Merger Fiscal 2022 Management Bonus and PSU Consideration” for further discussion.

The following table illustrates the calculation of the amounts earned by each of our continuing NEOs pursuant to the Cash Bonus Plan for performance in 2022. The amounts earned by the NEOs with respect to the financial component are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table while the amounts earned with respect to the discretionary component are disclosed in the “Bonus” column of the Summary Compensation Table.

Name	Salary ($)	Target Bonus Percentage	Target Bonus Amount ($) (1)	Combined Achievement Factor Percentage	Bonus Paid ($)
David H. Bywater	1,021,200	100%	1,021,200	100%	1,021,200
Dana Russell	700,000	60%	420,000	100%	420,000
Garner B. Meads, III	500,000	60%	300,000	100%	300,000

Rasesh Patel	675,305	60%	405,183	100%	405,183
Todd M. Santiago	675,305	60%	405,183	100%	405,183

Sign-On Bonuses and Equity Awards

From time to time, we may award sign-on bonuses in connection with the commencement of an NEO’s employment with us. Sign-on bonuses are used only when necessary to attract highly skilled individuals to the Company. Generally, sign-on bonuses are used to incentivize candidates to leave their current employers or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers.

In connection with his commencement of employment, Mr. Russell received a sign-on equity grant consisting of 704,225 time-vesting RSUs. The sign-on equity grant will vest in substantially equal installments on the first, second, third and fourth anniversaries of the commencement of Mr. Russell’ employment, subject to his continued employment on the applicable vesting date.
In connection with his commencement of employment, Mr. Patel received a sign-on cash bonus in an amount equal to $850,000. In addition, Mr. Patel received a sign-on equity grant consisting of 1,232,394 time-vesting RSU's. The sign-on equity grant will vest with respect to 36% on each of the first two anniversaries of the grant date and with respect to 14% on each of the third and fourth anniversaries of the grant date, subject to his continued employment on each vesting date.

Long-Term Incentive Compensation

2022 Equity Awards

The Compensation Committee believes that the interest of executives and stockholders should be closely aligned. Accordingly, a significant portion of the total compensation of our NEOs is in the form of equity incentive awards. In 2022, in order to closely align the focus of our executives on long-term value creation as well as the achievement of specific performance goals, the Compensation Committee determined to award a mix of time-vesting RSUs and PSUs to Messrs. Bywater, Meads and Santiago under the Company’s 2020 Omnibus Incentive Plan. These awards were approved and granted in March 2022. The Compensation Committee also determined to award RSUs to Mr. Russell in connection with the commencement of employment with the Company. This award was approved in May 2022, with the grant date being the commencement of Mr. Russell’s employment on May 16, 2022. The Compensation Committee also determined to award RSUs to Mr. Patel in connection with the commencement of his employment with the Company. This award was approved in April 2022, with the grant date being the commencement of Mr. Patel’s employment on May 16, 2022.

The table below sets forth the total target value of the 2022 equity awards for our continuing NEOs as well as the fair market value on the grant date of the RSUs and the target value of the PSUs, assuming the target level of performance is achieved.

Name	Total Target Value ($)	RSU Value ($)	Target PSU Value ($)
David H. Bywater	9,694,284	4,847,142	4,847,142
Dana Russell	4,000,000	4,000,000	—
Garner B. Meads, III	861,716	430,858	430,858
Rasesh Patel	7,000,000	7,000,000	—
Todd M. Santiago	2,962,142	1,481,075	1,481,067

The RSUs granted to Mr. Bywater will vest, subject to continued employment with or service to the Company on each applicable vesting date, with respect to 33% of the restricted stock units on each of the first three anniversaries of the grant date. The RSUs granted to each of Messrs. Russell, Meads and Santiago will vest, subject to continued employment with or service to the Company on each applicable vesting date, with respect to 25% of the restricted stock units on each of the first four anniversaries of the grant date. The RSUs granted to Mr. Patel will vest with respect to 36% on each of the first two anniversaries of the grant date and with respect to 14% on each of the third and fourth anniversaries of the grant date, subject to his continued employment on each vesting date.

The performance period for the 2022 PSUs granted to each applicable NEO ran from January 1, 2022, through December 31, 2022 (the “performance period”). Vesting of corporate PSUs is based upon the Company’s achievement of specified performance goals during the performance period and the passage of time. The corporate PSU performance goals were based on the Company’s (1) Adjusted EBITDA (1/3 of the total award), (2) Net Cash (1/3 of the total award) and (3) Total Subscribers

(1/3 of the total award) performance (each as defined above under “—Bonuses—Fiscal 2022 Management Bonus”), in each case during the performance period. The total number of 2022 PSUs that vested, or became eligible to vest upon satisfaction of the additional time-based vesting criteria (“Earned PSUs”), was based on the level of achievement of the performance goals and ranged from 0% (if below threshold performance) up to 100% (for target or above target performance).

For Messrs. Meads and Santiago, 25% of Earned PSUs will vest on the date the Compensation Committee certifies in writing the achievement of the performance goals (the “determination date”) and the remaining 75% of such Earned PSUs will vest 25% on each of the first three anniversaries of the determination date, in each case, subject to continued employment with or service to the Company on the applicable vesting date.

For Mr. Bywater, PSUs will vest annually over one year, following the annual performance period, subject to continued employment with or service to the Company on the applicable vesting date.

The following table sets forth the threshold and target performance targets for each of the operational metrics, as well as the payout percentage for each category.

	Threshold	Target
Adjusted EBITDA (weighted 1/3)	$732.9 million	$753.3 million
Net Cash (weighted 1/3)	$66.1 million	$72.5 million
Total Subscribers (weighted 1/3)	1.985 million	2.000 million
Payout Percentage	80%	100%

The following table shows the actual results based on the Company’s fiscal 2022 performance, the payout percentages with respect to each metric, and the resulting weighted achievement factor for the PSUs.

	Adjusted EBITDA	Net Cash	Total Subscribers	Achievement Factor
Actual Performance	$772.1 million	$21.3 million	1.92 million
Payout Percentage	100%	0%	0%	33%

Pursuant to the NRG Merger Agreement, the Board, in its discretion, may elect to determine the achievement of performance metrics under the 2022 Company PSUs at having satisfied target level performance. See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—NRG Merger-Related Compensatory Arrangements—NRG Merger Fiscal 2022 Management Bonus and PSU Consideration” for further discussion. Accordingly, 100% of Mr Bywater's applicable 2022 PSUs and 25% of each Messrs. Meads and Santiago's applicable 2022 PSUs will vest on the determination date and the remaining 75% of 2022 PSUs will become eligible to vest 25% on each of the first three anniversaries of the determination date. All Earned PSUs are reported in the “Stock Awards—Number of Shares or Units of Stock That Have Not Vested” column of the “Outstanding Equity Awards at 2022 Fiscal Year End” table.

Retention Awards

2022 Retention Awards.

Pursuant to Mr. Russell’s employment agreement, Mr. Russell shall be eligible to receive $350,000 payable on or within 30 days following each of the first three anniversaries of May 16, 2022, in each case, subject to continued employment in good standing as the Chief Financial Officer of the Company on each applicable payment date.

Pursuant to Mr. Patel’s employment agreement, Mr. Patel shall be eligible to receive $850,000 payable on or within 30 days following each of the first three anniversaries of May 16, 2022, in each case, subject to continued employment in good standing as the Chief Operating Officer of the Company on each applicable payment date.

Pursuant to Mr. Santiago’s employment agreement, Mr. Santiago shall be eligible to receive $350,000 payable on or within 30 days following each of the first three anniversaries of June 20, 2022, in each case, subject to continued employment in good standing as the Chief Revenue Officer of the Company on each applicable payment date.

Benefits and Perquisites

We provide to all of our employees, including our NEOs, employee benefits that are intended to attract and retain employees while providing them with retirement and health and welfare security. Broad-based employee benefits include:

•	a 401(k) savings plan;

•	paid vacation, sick leave and holidays;

•	medical, dental, vision and life insurance coverage; and

•	employee assistance program benefits.
Currently, all participants are eligible for company matching contributions under our 401(k) savings plan. Under this matching program, we match an employee’s contributions to the 401(k) savings plan dollar-for-dollar up to 3% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 2% of such employee’s eligible earnings. The maximum match available under the 401(k) plan is 4% of the employee’s eligible earnings.

At no cost to the employee, we provide an amount of basic life insurance and basic accidental death and dismemberment insurance valued at 1x times their basic annual earnings up to a maximum of $250,000 ($50,000 minimum).

We also provide our NEOs with specified perquisites and personal benefits that are not generally available to all employees, such as use of a company vehicle, reimbursement of commuting expenses, reimbursement for health insurance premiums, enhanced employee cafeteria benefits, country club memberships, excess liability insurance premiums, alarm system fees, event tickets and use of our corporate suites at Vivint Smart Home Arena in Salt Lake City, Utah (“Vivint Arena”), mountain resort annual passes, fuel and maintenance expenses, relocation assistance and, in certain circumstances, reimbursement for personal travel, and, in the case of our CEO, personal flights. We also reimburse our NEOs for taxes incurred in connection with certain of these perquisites.

With respect to event tickets and use of our corporate suites at Vivint Arena, such personal benefits include use by our NEOs and their guests of (i) tickets to games of the National Basketball Association team the Utah Jazz (“Jazz Games”), including in our corporate suites at Vivint Arena, that we have acquired in connection with our corporate sponsorship of Vivint Arena, (ii) other tickets to Jazz Games at Vivint Smart Home Arena that are acquired for business purposes and paid for seasonally rather than individually by event, and (iii) tickets to sporting events that have been acquired in connection with our sponsorship of Brigham Young University sports teams and the Major League Soccer team Real Salt Lake. Because these tickets and corporate suites have been acquired either as part of our sponsorship agreements or on a seasonal basis for business purposes, we believe there is no incremental cost to us other than the cost of food and beverage service associated with such personal use. Accordingly, no amounts other than the allocated costs of food and beverage service associated with the NEOs’ and their guests’ attendance at such sporting events and reimbursement for taxes incurred by the NEOs related to these items are included in the compensation of our NEOs in the “Summary Compensation Table” below.

The aggregate incremental cost to the Company of these benefits and perquisites are reflected in the “All Other Compensation” column of the “Summary Compensation Table” and the accompanying footnote in accordance with the SEC rules.

Severance Arrangements

Our Board believes that providing severance benefits to our NEOs is critical to our long-term success, because severance benefits act as a retention device that helps secure an executive’s continued employment and dedication to the Company. Each of our NEOs have or had severance arrangements, which are or were included in their employment agreements. Mr. Bywater is eligible to receive severance benefits if his employment is/was terminated without “cause” or for “good reason” (each as defined below as defined below under “—Potential Payments upon Termination or Change in Control”). The severance payments to our NEOs are contingent upon the applicable NEO's timely execution and non-revocation of an effective release and waiver of claims, which contains an additional agreement to the non-compete, non-solicitation and confidentiality provisions in the employment agreements. See “—Potential Payments upon Termination or Change in Control” for descriptions of these arrangements.

Mr. Gerard was, and each of Messrs. Russel, Meads, Patel and Santiago is, eligible to receive severance benefits in the event of a termination of employment without “cause” or for “good reason” (for everyone other than Mr. Gerard) (each, as defined below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Employment Agreements” and “—Compensation Discussion and Analysis—Compensation Elements—Bonuses—Retention Awards”) and other than by reason of death or while he was/is disabled. See “—Potential Payments upon Termination or Change in Control” for descriptions of these arrangements.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our NEOs for the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
David H. Bywater	2022	1,021,200	717,393	9,694,284	—	303,807	1,349,234	13,085,918
Chief Executive Officer	2021	559,562	8,079,919	24,701,362	—	176,157	100,639	33,617,639
Dana Russell	2022	417,308	295,050	4,000,000	—	124,950	48,065	4,885,373
Chief Financial Officer
Garner B. Meads, III	2022	500,000	210,750	861,716	—	89,250	1,335,122	2,996,838
Chief Legal Officer and Secretary
Rasesh Patel	2022	402,586	1,134,641	7,000,000	—	120,542	115,895	8,773,664
Chief Operating Officer
Todd M. Santiago,	2022	675,306	284,641	2,962,142	—	120,542	425,177	4,467,808
Chief Revenue Officer	2021	670,388	124,594	9,034,888	—	373,782	189,043	10,392,695
	2020	655,636	1,009,371	15,144,538	—	528,115	156,965	17,494,625
Dale R. Gerard	2022	303,887	—	—	—	—	224,468	528,355
Former Chief Financial Officer	2021	670,388	124,594	7,287,789	—	373,781	130,175	8,586,727
	2020	635,706	509,371	12,322,043	42,054	528,115	177,543	14,214,832

(1)The amounts reported in this column for 2022 represent the sign-on bonus paid to Mr. Patel and the payouts with respect to the discretionary component of the 2022 annual cash incentive awards described above under “—Compensation Discussion and Analysis—Compensation Elements—Bonuses—Fiscal 2022 Management Bonus” earned by Messrs. Bywater, Russel, Meads, Patel, and Santiago, which were as follows: Mr. Bywater—$717,393; Mr. Russell—$295,050; Mr. Meads—$210,750; Mr. Patel—$284,641; and Mr. Santiago—$284,641.
(2)The amounts reported in the “Stock Awards” column for 2022 include the aggregate grant date fair value, computed in accordance with Topic 718, of the equity awards granted to the NEOs in fiscal 2022. The fiscal 2022 equity awards consist of the time-vesting RSUs and the PSUs issued under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan and tracking units. The terms of the fiscal 2022 stock awards are summarized under “—Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation—2022 Equity Awards.” The grant date fair value of the PSUs was computed in accordance with Topic 718 based upon the probable outcome of the performance conditions as of the grant date. Assuming the highest level of performance achieved, the aggregate grant date fair value of the PSUs would have been: Mr. Bywater—$4,847,142; Mr. Meads—$430,858; Mr. Santiago—$1,481,067.
(3)The amounts reported in this column for 2022 represent the payouts to our NEOs with respect to the financial component of the 2022 annual cash incentive awards described above under “—Compensation Discussion and Analysis—Compensation Elements—Bonuses—Fiscal 2022 Management Bonus.”
(4)The amounts reported in the “All Other Compensation” column for fiscal 2022 reflect the following:
(a)as to Mr. Bywater, reimbursement for health insurance premiums, excess liability insurance premiums, $39,536 in actual Company expenditures for use, including business use, of a Company car, smart home system fees, fuel expenses, $661,701 of expenses paid by Vivint related to personal flights in accordance with Mr. Bywater’s employment agreement, $12,200 in company matching under our 401(k) savings plan, $61,246 for use of event tickets and corporate suites and food and beverage services associated with such use (for which we incurred de minimis incremental costs), other miscellaneous personal benefits and $557,732 reimbursed for taxes with respect to perquisites.;
(b)as to Mr. Russell, reimbursement for health insurance premiums, excess liability insurance premiums, $22,765 in actual Company expenditures for use, including business use, of a Company car, fuel expenses, use of event tickets and corporate suites and food and beverage services associated with such use (for which we incurred de minimis incremental costs), other miscellaneous personal benefits, and $13,596 reimbursed for taxes owed with respect to perquisites;
(c)as to Mr. Meads, reimbursement for health insurance premiums, excess liability insurance premiums, $30,629 in actual Company expenditures for use, including business use, of a Company car, fuel expenses, $12,200 in company matching under our 401(k) savings plan, $13,899 for use of event tickets and corporate suites and food and beverage services associated with such use (for which we incurred de minimis incremental costs), other miscellaneous personal benefits, and $21,200 reimbursed for taxes owed with respect to perquisites. In addition, such amounts include $1,248,000 in severance related benefits paid to Mr. Meads pursuant to the Acceleration Letter entered into with Mr. Meads in December 2022 and described below under “-Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards-NRG Merger-Related Compensatory Arrangements-Acceleration of Payments Letters with Messrs. Russell, Meads and Patel”;
(d)as to Mr. Patel, reimbursement for health insurance premiums, excess liability insurance premiums, $15,068 in actual Company expenditures for use, including business use, of a Company car, fuel expenses, company matching under our 401(k) savings plan, use of event tickets and corporate suites and food and beverage services associated with such use (for which we incurred de minimis incremental costs), other miscellaneous personal benefits and $32,401 reimbursed for taxes owed with respect to perquisites. In addition, the amounts above include $57,598 in costs related to relocating his primary place of residence to be closer to the Company's corporate headquarters in Provo, Utah.;
(e)as to Mr. Santiago, reimbursement for health insurance premiums, excess liability insurance premiums, $27,467 in actual Company expenditures for use, including business use, of a Company car, $193,520 in benefits for purchase of a Company car, smart home system fees, fuel expenses, $12,200 in company matching under our 401(k) savings plan, $43,417 for the use of event tickets and corporate suites and food and beverage services associated with such use (for which we incurred de minimis incremental costs), other miscellaneous personal benefits, $10,057 for country club membership fees, personal trips and $127,768 reimbursed for taxes owed with respect to perquisites; and
(f)as to Mr. Gerard, reimbursement for health insurance premiums, excess liability insurance premiums, actual Company expenditures for use, including business use, of a Company car, $67,895 in benefits for purchase of a Company car, smart home system fees, fuel expenses, $12,200 in company matching under our 401(k) savings plan, use of event tickets and corporate suites and food and beverage services associated with such use (for which we incurred de minimis incremental costs), other miscellaneous personal benefits, country club membership fees and $47,025 reimbursed for taxes owed with respect to perquisites. In addition, the amounts above include $33,766 in accrued paid time off paid out at the termination of Mr. Gerard's employment.

Grants of Plan-Based Awards in 2022
The following table provides supplemental information relating to grants of plan-based awards made to our NEOs during 2022.

				Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Name	Approval Date	Grant Date	Award Type	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David H. Bywater			Cash Bonus Plan	127,650	765,900	1,531,800
	3/23/2022	3/23/2022	RSU							642,857	4,847,142
	3/23/2022	3/23/2022	PSU				171,427	642,857	642,857		4,847,142
Dana Russell			Cash Bonus Plan	52,500	315,000	630,000
	5/14/2022	5/16/2022	RSU							704,225	4,000,000
Garner B. Meads, III			Cash Bonus Plan	37,500	225,000	450,000
	3/23/2022	3/23/2022	RSU							57,143	430,858
	3/23/2022	3/23/2022	PSU				15,238	57,143	57,143		430,858
Rasesh Patel			Cash Bonus Plan	50,648	303,887	607,775
	4/15/2022	5/16/2022	RSU							1,232,394	7,000,000
Todd M. Santiago			Cash Bonus Plan	50,648	303,887	607,775
	3/23/2022	3/23/2022	RSU							196,429	1,481,075
	3/23/2022	3/23/2022	PSU				52,380	196,428	196,428		1,481,067

(1)Reflects the possible payouts of cash incentive compensation to our NEOs under the Cash Bonus Plan. The actual amounts paid are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table and described in “Compensation Discussion and Analysis-Compensation Elements-Bonuses-Fiscal 2022 Management Bonuses.”

(2)Reflects PSU grants, the terms of which are summarized under “-Compensation Discussion and Analysis-Compensation Elements-Long-Term Incentive Compensation-2022 Equity Awards.”
(3)Reflects time-vesting RSU grants, the terms of which are summarized under “-Compensation Discussion and Analysis-Compensation Elements-Long-Term Incentive Compensation-2022 Equity Awards.”
(4)Represents the grant date fair value or the incremental fair value, as applicable, of the equity awards computed in accordance with Topic 718 and, with respect to the PSU grants, based upon the probable outcome of the performance conditions as of the grant date.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards
Employment Agreements
Employment Agreement with Mr. Bywater
The principal terms of the employment agreement, originally dated June 6, 2021, and further amended and restated effective February 27, 2022, by and among Vivint Smart Home, Inc., and David Bywater (the “Bywater Employment Agreement”) are summarized below, except with respect to potential payments and other benefits upon specified terminations, which are summarized below under “—Potential Payments upon Termination or Change in Control.”

The Bywater Employment Agreement provides for a term ending on June 15, 2024, and extends automatically for additional one-year periods unless either party elects not to extend the term. Under the Bywater Employment Agreement, Mr. Bywater is eligible to receive a minimum base salary, specified below, and an annual bonus based on the achievement of specified financial goals as determined by us. If these goals are achieved, he may receive an annual incentive cash bonus as provided below.

The Bywater Employment Agreement provides that he is to serve as CEO and is eligible to receive a base salary originally set at $1,021,200, subject to periodic review and increase, but not decrease. Mr. Bywater is also eligible to receive a target bonus equal to 100% of his annual base salary at the end of the fiscal year, if targets established by us are achieved.

The Bywater Employment Agreement provides that Mr. Bywater will be eligible to receive annual grants of equity under the Company’s long-term equity incentive plan in place from time to time (“LTI”), as determined by the Board in its sole discretion. Notwithstanding the foregoing, for each of calendar years 2021, 2022, and 2023 (each, an “Award Year”), subject to continued employment, the Company is required to grant Mr. Bywater LTI grants of a number of Shares equal to the quotient of (x) $10,000,000 divided by (y) the applicable share price on the date of grant. For each of calendar years 2021, 2022 and 2023, the LTI shall be in the form of (i) 50% restricted stock units (the “LTI RSUs”) that vest annually over three years, subject to continued employment and (ii) 50% performance stock units (assuming target performance) that vest over one year, subject to the achievement of performance metrics determined by the Board and/or Compensation Committee (such targets established in a manner consistent with other senior executives of the Company), which performance metrics shall be consistent with the performance metrics established for other senior executives of the Company and shall be established and delivered to Mr. Bywater in a manner consistent with the process for other senior executives of the Company.

In addition, Mr. Bywater received a lump sum cash amount of $7,000,000 on the commencement of his employment. In connection with his commencement of employment, Mr. Bywater also received a one-time equity-based stock incentive grant. See “ —Compensation Discussion and Analysis—Compensation Elements—Bonuses— Sign-On Bonuses and Equity Awards” above for more information about Mr. Bywater’s sign-on equity grant.

The Bywater Employment Agreement provides that, during each calendar year of employment, Mr. Bywater will be entitled to receive up to 70 hours of private aircraft use and/or commercial flights for personal use in accordance with the Company’s aircraft use policies that may be in place from time to time.

Mr. Bywater is also entitled to participate in all employee benefit plans, programs and arrangements made available to other executive officers generally.

The Bywater Employment Agreement also contains restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-competition and non-solicitation of the Company’s employees and customers and affiliates at all times during employment, and for 24 months after any termination of employment.
Employment Agreement with Mr. Russell
The principal terms of the employment agreement dated May 15, 2022, by and among Vivint Smart Home, Inc., and Dana Russell (the “Russell Employment Agreement”) are summarized below, except with respect to potential payments and other benefits upon specified terminations, which are summarized below under “—Potential Payments upon Termination or Change in Control.”

The Russell Employment Agreement provides for a term ending on May 16 2023, and extends automatically for additional one-year periods unless either party elects not to extend the term. Under the Russell Employment Agreement, Mr. Russell is eligible to receive a minimum base salary, specified below, and an annual bonus based on the achievement of specified financial goals as determined by us. If these goals are achieved, he may receive an annual incentive cash bonus as provided below.

The Russell Employment Agreement provides that he is to serve as CFO and is eligible to receive a base salary originally set at $700,000, subject to periodic review and increase, but not decrease. Mr. Russell is also eligible to receive a target bonus equal to 60% of his annual base salary at the end of the fiscal year, if targets established by us are achieved.

Mr. Russell received a one-time equity-based grant of restricted stock units (the “Sign-on Grant”) covering a number of shares of the Company’s Class A common stock (each, a “Share”) equal to the quotient of (x) $4,000,000 divided by (y) the closing price per Share, as reported on the New York Stock Exchange, on May 16, 2022. The Sign-on Grant shall vest annually based upon Mr. Russell’s continued service with the Company through the applicable vesting dates, with 25% of the Sign-on Grant vesting on each of the first four anniversaries of May 16, 2022. Any portion of the Sign-on Grant that becomes vested shall be settled as soon as practicable, but no later than 30 days following the applicable vesting date. The Sign-on Grant shall be subject to the term and conditions set forth in the definitive documentation.

During Mr. Russell's employment term beginning with calendar year 2023 and continuing through calendar year 2025, the Company will recommend to the Board that Mr. Russell receive an annual grant of equity under the Company’s long-term equity incentive plan in place from time to time, comprised of a number of restricted stock units and performance restricted stock units, in the aggregate, equal to the quotient of (x) $3,000,000 divided by (y) the applicable share price on the date of grant, as determined by the Board and Compensation Committee, in their sole and respective discretion. Each annual award contemplated by this paragraph shall be subject to the applicable time-based and performance-based vesting criteria established by the Board and/or Compensation Committee, in their sole and respective discretion, which shall be consistent with the process for annual awards granted to other senior executives of the Company and shall be established and delivered to Mr. Russell in a manner consistent with annual awards granted to other senior executives of the Company.

Mr. Russell shall be eligible to receive $350,000 payable on or within 30 days following each of the first three anniversaries of May 16, 2022, in each case, subject to continued employment in good standing as the Chief Financial Officer of the Company on each applicable payment date.

Mr. Russell is also entitled to participate in all employee benefit plans, programs and arrangements made available to other executive officers generally.

The Russell Employment Agreement also contains restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-competition and non-solicitation of the Company’s employees and customers and affiliates at all times during employment, and for 18 months after any termination of employment.
Employment Agreements with Mr. Patel

On April 15, 2022, we entered into an employment agreement with Mr. Patel and further amended and restated effective June 20, 2022 (the “Patel Employment Agreement”). The terms of this agreement is summarized below, except with respect to potential payments and other benefits upon specified terminations, which are summarized below under “—Potential Payments upon Termination or Change in Control.”

The Patel Employment Agreement provided for a term ending on May 16, 2027, which extends automatically for additional one-year periods unless either party elects not to extend the term.

The Patel Employment Agreement provides that he is to serve as Chief Operating Officer and is eligible to receive a base salary originally set at $675,305, subject to periodic review and increase, but not decrease. Mr. Patel is also eligible to receive a target bonus equal to 60% of his annual base salary at the end of the fiscal year, if targets established by us are achieved.

Mr. Patel received $850,000 as a sign-on bonus.

Mr. Patel received a one-time equity-based grant of restricted stock units (the “Sign-on Grant”) covering a number of shares of the Company’s Class A common stock (each, a “Share”) equal to the quotient of (x) $7,000,000 divided by (y) the closing price per Share, as reported on the New York Stock Exchange, May 16, 2022. The Sign-on Grant shall vest annually based upon Mr.

Patel’s continued service with the Company through the applicable vesting dates, with 36% of the Sign-on Grant vesting on each of the first two anniversaries of the May 16, 2022 and with 14% vesting on each of the third and fourth anniversaries of May 16, 2022. Any portion of the Sign-on Grant that becomes vested shall be settled as soon as practicable, but no later than 30 days following the applicable vesting date. The Sign-on Grant shall be subject to the term and conditions set forth in the definitive documentation.

During Mr. Patel’s employment term beginning with calendar year 2023 and continuing through calendar year 2025, the Company will recommend to the Board that Mr. Patel receive an annual grant of equity under the Company’s long-term equity incentive plan in place from time to time, comprised of a number of restricted stock units and performance restricted stock units, in the aggregate, equal to the quotient of (x) $3,000,000 divided by (y) the applicable share price on the date of grant, as determined by the Board and Compensation Committee, in their sole and respective discretion. Each annual award contemplated by this paragraph shall be subject to the applicable time-based and performance-based vesting criteria established by the Board and/or Compensation Committee, in their sole and respective discretion, which shall be consistent with the process for annual awards granted to other senior executives of the Company and shall be established and delivered to Mr. Patel in a manner consistent with annual awards granted to other senior executives of the Company.

Mr. Patel shall be eligible to receive $850,000 payable on or within 30 days following each of the first three anniversaries of May 16, 2022, in each case, subject to continued employment in good standing as the Chief Operating Officer of the Company on each applicable payment date.

Mr. Patel is also entitled to participate in all employee benefit plans, programs and arrangements made available to other executive officers generally.

The Patel Employment Agreement also contains restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-competition and non-solicitation of the Company’s employees and customers and affiliates at all times during employment, and for 18 months after any termination of employment.
Employment Agreement with Mr. Santiago

On March 2, 2020, we entered into an employment agreement with Mr. Santiago and further amended and restated effective June 20, 2022 (the “Santiago Employment Agreement”). The terms of this agreement is summarized below, except with respect to potential payments and other benefits upon specified terminations, which are summarized below under “—Potential Payments upon Termination or Change in Control.”

The Santiago Employment Agreement provided for a term ending on June 20, 2023, which extends automatically for additional one-year periods unless either party elects not to extend the term.

The Santiago Employment Agreement provides that he is to serve as Chief Revenue Officer and is eligible to receive a base salary originally set at $675,305, subject to periodic review and increase, but not decrease. Mr. Santiago is also eligible to receive a target bonus equal to 60% of his annual base salary at the end of the fiscal year, if targets established by us are achieved.

During Mr. Santiago’s employment term beginning with calendar year 2023 and continuing through calendar year 2025, the Company will recommend to the Board that Mr. Santiago receive an annual grant of equity under the Company’s long-term equity incentive plan in place from time to time, comprised of a number of restricted stock units and performance restricted stock units, in the aggregate, equal to the quotient of (x) $3,000,000 divided by (y) the applicable share price on the date of grant, as determined by the Board and Compensation Committee, in their sole and respective discretion. Each annual award contemplated by this paragraph shall be subject to the applicable time-based and performance-based vesting criteria established by the Board and/or Compensation Committee, in their sole and respective discretion, which shall be consistent with the process for annual awards granted to other senior executives of the Company and shall be established and delivered to Mr. Santiago in a manner consistent with annual awards granted to other senior executives of the Company.

Mr. Santiago shall be eligible to receive $350,000 payable on or within 30 days following each of the first three anniversaries of June 20, 2022, in each case, subject to continued employment in good standing as the Chief Revenue Officer of the Company on each applicable payment date.

Mr. Santiago is also entitled to participate in all employee benefit plans, programs and arrangements made available to other executive officers generally.

The Santiago Employment Agreement also contains restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-competition and non-solicitation of the Company’s employees and customers and affiliates at all times during employment, and for 18 months after any termination of employment.
Employment Agreement with Mr. Meads

On June 20, 2022, we entered into an employment agreement with Mr. Meads, the principal terms of which, are summarized below, except with respect to potential payments and other benefits upon specified terminations, which are summarized below under “—Potential Payments Upon Termination or Change in Control.”

The employment agreement with Mr. Meads provides for a term ending on June 20, 2023, which extends automatically for additional one-year periods unless either party elects not to extend the term.

Mr. Meads' base salary is originally set at $500,000, subject to periodic review and increase, but not decrease. Mr. Meads is also eligible to receive a target bonus equal to 60% of his annual base salary at the end of the fiscal year, if targets established by us are achieved.

Mr. Meads is also entitled to participate in all employee benefit plans, programs and arrangements made available to other executive officers generally.

Mr. Meads’ employment agreement also contains restrictive covenants, including an indefinite covenant on confidentiality of information, and covenants related to non-competition and non-solicitation of the Company’s employees and customers and affiliates at all times during employment, and for 18 months after any termination of employment.
NRG Merger-Related Compensatory Arrangements
In connection with the pending NRG Merger, Parent and the Company entered into certain compensatory arrangements with the Company’s NEOs, as described below, including arrangements intended to mitigate certain adverse tax consequences under Section 280G or 4999 of the Internal Revenue Code of 1986, as amended, that could arise in connection with the transactions contemplated by the NRG Merger Agreement (the “280G Tax Consequences”).
Transition and Consulting Agreement with Mr. Bywater

On December 6, 2022, Parent entered into a Transition and Consulting Agreement with Mr. Bywater (the “Consulting Term Sheet”). Pursuant to the terms of the Consulting Term Sheet, the parties agreed to cause the Company to enter into a consulting agreement effective upon the NRG Merger Closing that provides: (i) Mr. Bywater will cease employment and will transition to providing consulting services as of the NRG Merger Closing, (ii) in exchange for the consulting services, the Company will pay Mr. Bywater $85,000 per month for a period of one-year following the NRG Merger Closing unless extended by mutual agreement, and (iii) to the extent the Company terminates the consulting agreement prior to the six-month anniversary of the NRG Merger Closing, the Company will pay Mr. Bywater as if he were engaged through the six-month anniversary. The Consulting Term Sheet also provides that, effective upon the transition from employee to consultant upon the NRG Merger Closing, Mr. Bywater’s termination of employment will be treated as a Good Leaver Termination (as defined in the Bywater Employment Agreement) and Mr. Bywater will be entitled to all severance payments, benefits and accelerated vesting of equity awards under, and in accordance with, the terms of the Bywater Employment Agreement and the NRG Merger Agreement, provided that any notice of termination provisions are waived. Mr. Bywater will be subject to his current restrictive covenants for a period of 24 months following the end of the consulting term but in no event more than 30 months following the NRG Merger Closing, subject to certain clarifications and modifications.

Side Letters with Messrs. Russell and Meads

On December 6, 2022, Parent entered into letter agreement with Mr. Russell, acknowledging that by virtue of the NRG Merger Closing, Mr. Russell will have the right to terminate his employment for “good reason” (as defined in the Russell Employment Agreement) in accordance with the terms of the Russell Employment Agreement, except that if Mr. Russell dies or becomes disabled during the applicable 30-day notice period, such event will be treated as a termination for “good reason.” In addition, Mr. Russell will also be able to purchase his company-leased vehicle for a discounted price in accordance with Company policy. Mr. Russell will continue to be subject to his current restrictive covenants, subject to certain clarifications and modifications.

On December 6, 2022, Parent entered into letter agreement with Mr. Meads, acknowledging that by virtue of the NRG Merger Closing, Mr. Meads will have the right to terminate his employment for “good reason” (as defined in the Meads Employment

Agreement) in accordance with the terms of the Meads Employment Agreement, except that if Mr. Meads dies or becomes disabled during the applicable 30-day notice period, such event will be treated as a termination for “good reason.” In addition, Mr. Meads will also be able to purchase his company-leased vehicle for a discounted price in accordance with Company policy. Mr. Meads will continue to be subject to his current restrictive covenants, subject to certain clarifications and modifications.

Retention Letters with Messrs. Patel and Santiago

On December 6, 2022, the Company, Parent and Mr. Patel entered into a side letter agreement (the “Patel Retention Letter”) to the Patel Employment Agreement regarding certain adjustments to the terms of Mr. Patel’s employment in connection with the NRG Merger, effective as of the NRG Merger Closing. The principal terms of the Patel Retention Letter are summarized below:
•Mr. Patel’s title will be President of Vivint Smart Home (or other title that is mutually agreed upon by the parties).
•For the 25-month period following the NRG Merger Closing, the Company agreed not to reduce Mr. Patel’s (i) base salary, (ii) annual target bonus, (iii) pre-existing retention awards, or (iv) opportunities to receive annual long-term incentive awards of $3,000,000 per year (the “Patel Annual Target Long-Term Incentive Award”).
•Parent agreed to cause the Company to pay Mr. Patel a cash retention bonus equal to $1,500,000, payable in two equal installments, on each of the 12-month and 24-month anniversaries of the NRG Merger Closing, subject to Mr. Patel’s continuous employment by the Company and certain accelerated vesting provisions upon certain terminations as described below.
•If (i) Mr. Patel’s employment is terminated (x) by the Company without “cause” (as defined in the Patel Employment Agreement), (y) by Mr. Patel for “good reason,” or (z) due to death or disability, in each case, at any time from the NRG Merger Closing and prior to, or on, the 24-month anniversary of the NRG Merger Closing, (ii) the Company or its affiliate, as applicable, delivers a notice of non-renewal of the Patel Employment Agreement, or (iii) Mr. Patel resigns for any reason during the 30 days following the 24-month anniversary of the NRG Merger Closing, then Mr. Patel will be entitled to receive (A) the severance payments and benefits described in Section 5(e) of the Patel Employment Agreement, (B) full acceleration at target level of performance of the unvested equity awards that are then outstanding that were granted prior to December 6, 2022 and those unvested equity awards granted in respect of 2023 and (C) any of the four existing retention bonus payments described in the Patel Employment Agreement that have not previously been paid, in each case, payable in accordance with the terms of the Patel Employment Agreement governing a termination by the Company without “cause”.
•If Mr. Patel’s employment with the Company, Parent or an affiliate is terminated due to death or disability, 100% of Mr. Patel’s unvested equity awards that are outstanding as of the date of such termination will vest at target level of performance as of such date.
•The definition of “good reason” in the Patel Employment Agreement was amended to mean (A) a reduction in Mr. Patel’s base salary, the Patel Annual Target Long-Term Incentive Award, annual target bonus or existing retention bonus; (B) a material diminution in Mr. Patel’s title as President of Vivint Smart Home (or other title that is mutually agreed upon by the parties), or Mr. Patel being given duties and responsibilities materially ceasing to be reasonably related to those customarily performed by an officer with that title; (C) Mr. Patel ceasing to report to the Chief Executive Officer of Parent; (D) the relocation of Mr. Patel’s primary office location to a location that is more than 50 miles from such primary office location; or (E) the Company’s material breach of any material agreement to which Mr. Patel is party with the Company or its affiliates.

On December 6, 2022, the Company, Parent and Mr. Santiago, entered into a side letter agreement (the “Santiago Retention Letter”) to the Santiago Employment Agreement regarding certain adjustments to the terms of Mr. Santiago’s employment in connection with the NRG Merger, effective as of the NRG Merger Closing. The principal terms of the Santiago Retention Letter are summarized below:
•Mr. Santiago’s title will be Chief Revenue Officer of Vivint Smart Home (or other title that is mutually agreed upon by the parties).
•For the 25-month period following the NRG Merger Closing, the Company agreed not to reduce Mr. Santiago’s (i) base salary, (ii) annual target bonus, (iii) pre-existing retention awards, or (iv) opportunities to receive annual long-term incentive awards of $3,000,000 per year (the “Santiago Annual Target Long-Term Incentive Award”).
•Parent agreed to cause the Company to pay Mr. Santiago a cash retention bonus equal to $1,500,000, payable in two equal installments, on each of the 12-month and 24-month anniversaries of the NRG Merger Closing, subject to Mr. Santiago’s continuous employment by the Company and certain accelerated vesting provisions upon certain terminations as described below.
•If (i) Mr. Santiago’s employment is terminated (x) by the Company without “cause” (as defined in the Santiago Employment Agreement), (y) by Mr. Santiago for “good reason,” or (z) due to death or disability, in each case, at any time from the NRG Merger Closing and prior to, or on, the 24-month anniversary of the NRG Merger Closing, (ii) the Company or its affiliate, as applicable, delivers a notice of non-renewal of the Santiago Employment Agreement, or (iii)

Mr. Santiago resigns for any reason during the 30 days following the 24-month anniversary of the NRG Merger Closing, then Mr. Santiago will be entitled to receive (A) the severance payments and benefits described in Section 5(e) of the Santiago Employment Agreement, (B) full acceleration at target level of performance of the unvested equity awards that are then outstanding that were granted prior to December 6, 2022 and those unvested equity awards granted in respect of 2023 and (C) any of the existing retention bonus payments described in the Santiago Employment Agreement that have not previously been paid, in each case, payable in accordance with the terms of the Santiago Employment Agreement governing a termination by the Company without “cause”.
•If Mr. Santiago’s employment with the Company, Parent or an affiliate is terminated due to death or disability, 100% of Mr. Santiago’s unvested equity awards that are outstanding as of the date of such termination will vest at target level of performance as of such date.
•The definition of “good reason” in the Santiago Employment Agreement was amended to mean (A) a reduction in Mr. Santiago’s base salary, the Santiago Annual Target Long-Term Incentive Award, annual target bonus or existing retention bonus; (B) a material diminution in Mr. Santiago’s title as Chief Revenue Officer of Vivint Smart Home (or other title that is mutually agreed upon by the parties), or Mr. Santiago being given duties and responsibilities materially ceasing to be reasonably related to those customarily performed by an officer with that title; (C) the relocation of Mr. Santiago’s primary office location to a location that is more than 50 miles from such primary office location; or (D) the Company’s material breach of any material agreement to which Mr. Santiago is party with the Company or its affiliates.

Acceleration of Payments Letters with Messrs. Russell, Meads and Patel

On December 28, 2022, the Company’s Board of Directors, upon recommendation of the Company’s Compensation Committee, approved the Company’s execution of an Acceleration of Payments Letter with each of Messrs. Russell, Meads, and Patel (collectively, the “Acceleration Letters” and each executive, an “Executive”). Pursuant to the terms of the Acceleration Letters, to mitigate the 280G Tax Consequences, the Company elected to accelerate the timing of the vesting and settlement, to December 28, 2022, of outstanding time-based RSUs granted pursuant to the Company’s 2020 Omnibus Incentive Plan, as follows: (i) 88,029 RSUs held by Mr. Russell that would otherwise be eligible to vest on May 16, 2023; (ii) 71,269 aggregate RSUs held by Mr. Meads that would otherwise be eligible to vest on each of January 17, 2023 (with respect to 5,548 RSUs), March 1, 2023 (with respect to 21,554 RSUs), September 1, 2023 (with respect to 9,713 RSUs) and December 2, 2023 (with respect to 34,454 RSUs); and (iii) 88,732 RSUs held by Mr. Patel that would otherwise be eligible to vest on May 16, 2023.

In addition, pursuant to the terms of the Acceleration Letter for Mr. Meads, to mitigate the 280G Tax Consequences, the Company elected to accelerate the timing of the payment, as of December 28, 2022, of (1) cash severance compensation and benefits due to Mr. Meads upon a resignation of his employment from the Company with “good reason” (as defined in the Meads Employment Agreement) pursuant to the Meads Employment Agreement, in the aggregate amount of $1,248,000 (equal to 150% of Mr. Meads’s base salary ($750,000) plus 150% of the actual annual bonus paid with respect to 2022 ($450,000) and 18 months of COBRA continuation costs ($48,000) (collectively, the “Meads Cash Severance Amounts”)), that would otherwise be expected to be paid to Mr. Meads following the NRG Merger Closing, and (2) Mr. Meads’s 2022 annual bonus, at target, in the amount of $300,000, that would otherwise be, or would otherwise reasonably be expected to be, paid in the first quarter of 2023 (it being understood that Mr. Meads will still be eligible to receive any portion of his actual 2022 annual bonus determined by the Company to the extent in excess of $300,000).

Notwithstanding the foregoing, if any Executive ceases to be employed with the Company prior to the date which any of the equity awards described in the respective Acceleration Letter would otherwise vest, subject to any outstanding accelerated vesting provisions, such Executive will repay to the Company, within 30 days following such termination, an amount equal to the product of (x) the number of RSUs that would not have vested absent the relevant Acceleration Letter and (y) the value of a share of the Company’s common stock on the repayment date (provided that, if the NRG Merger Closing has occurred, the value in clause (y) shall be $12.00).

In addition, if (1) Mr. Meads ceases to be employed with the Company without otherwise becoming legally entitled to receive the Meads Cash Severance Amount (including by reason of his failure to timely execute and not revoke an effective release of claims), (2) the NRG Merger Agreement is terminated prior to the occurrence of the NRG Merger Closing (unless Mr. Meads otherwise becomes legally entitled to receive the Meads Cash Severance Amount), or (3) Mr. Meads fails to become eligible to receive the Meads Cash Severance Amount within 180 days following the NRG Merger Closing (including by reason of his failure to timely execute and not revoke an effective release of claims), Mr. Meads will repay to the Company the Meads Cash Severance Amount within 30 days following such termination. Further, if Mr. Meads ceases to be employed with the Company prior to the date on which annual bonuses are otherwise payable to other senior executives of the Company (unless Mr. Meads otherwise becomes legally entitled to receive an annual bonuses in an amount equal to or in excess of $300,000), Mr. Meads will repay to the Company the $300,000 2022 annual bonus payment.

NRG Merger Fiscal 2022 Management Bonus and PSU Consideration

In accordance with the NRG Merger Agreement, the Company may pay its annual bonuses in the ordinary course or, if the NRG Merger Closing is scheduled to occur prior to the date such bonuses are payable in the ordinary course, the Company may pay them immediately prior to the NRG Merger Closing, in each case subject to such employee remaining continuously employed through such bonus payment date, in an amount determined by the Compensation Committee (or the Board) in the ordinary course consistent with past practice (it being understood that the Compensation Committee or the Board may elect to make adjustments and determine any metrics as satisfying target levels of achievement, in its sole discretion). In addition, under the NRG Merger Agreement, the Compensation Committee (or the Board) may, in its discretion, determine the achievement of performance metrics under the 2022 Company PSUs at target level performance.
Outstanding Equity Awards at 2022 Fiscal Year-End
The following table provides information regarding outstanding equity awards for our continuing NEOs as of December 31, 2022.

			Stock Awards				Option Awards
Name	Grant Date	Award Type	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested($) (2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)	Number of Securities Underlying Unexercised Options – Exercisable (#)	Number of Securities Underlying Unexercised Options – Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
David H. Bywater	6/17/2021	RSUs	—	—	230,680	2,745,092	—	—	—	—
	6/17/2021	RSUs	—	—	239,463	2,849,610	—	—	—	—
	6/17/2021	Market PSUs	—	—	359,195	4,274,421	—	—	—	—
	6/17/2021	Market PSUs	—	—	359,196	4,274,432	—	—	—	—
	3/23/2022	RSUs	—	—	642,857	7,649,998	—	—	—	—
	3/23/2022	PSUs	—	—	642,857	7,649,998	—	—	—	—
Dana Russell	5/16/2022	RSUs	—	—	616,196	7,332,732	—	—	—	—
Garner B. Meads, III	1/17/2020	Rollover Sars	—	—	—	—	10,801	—	13.47	9/20/2026
	1/17/2020	Rollover Sars	—	—	—	—	6,480	—	20.41	6/8/2028
	3/24/2020	RSUs	—	—	5,549	66,033	—	—	—	—
	3/25/2021	RSUs	—	—	7,267	86,477	—	—	—	—
	3/25/2021	PSUs	—	—	7,267	86,477	—	—	—	—
	8/12/2021	RSUs	—	—	19,424	231,146	—	—	—	—
	12/2/2021	RSUs	—	—	68,908	820,005	—	—	—	—
	3/23/2022	RSUs	—	—	42,857	509,998	—	—	—	—
	3/23/2022	PSUs	—	—	57,143	680,002	—	—	—	—
Rasesh Patel	5/16/2022	RSUs	—	—	1,143,662	13,609,578	—	—	—	—
Todd M. Santiago	3/24/2020	RSUs	—	—	198,170	2,358,223	—	—	—	—
	3/26/2021	RSUs	—	—	81,759	972,932	—	—	—	—
	3/26/2021	PSUs	—	—	81,759	972,932	—	—	—	—
	8/12/2021	RSUs	—	—	349,650	4,160,835	—	—	—	—
	3/23/2022	RSUs	—	—	196,428	2,337,493	—	—	—	—
	3/23/2022	PSUs	—	—	196,429	2,337,505	—	—	—	—

(1)The RSUs shown in this column vest subject to continued employment on each applicable vesting date, on each of the first three or four anniversaries of the grant date or annual board meeting.
The PSUs shown in this column vest subject to continued employment on each applicable vesting date, on each of the first three or four anniversaries of the grant date or annual board meeting.
The Market PSUs shown in this column vest based on the satisfaction of certain market conditions, including the average closing price of our Class A common stock over 20 consecutive trading days exceeding two and three times the share price on the grant date and exceeding the Company’s consolidated target adjusted EBITDA during the same period.
(2)The market value is based on the closing price on the NYSE of our common stock on December 30, 2022, the last trading day of 2022 ($11.90), multiplied by the number of outstanding RSUs or PSUs, as applicable.

Option Exercises and Stock Vested in 2022
The following table provides information regarding the equity held by our NEOs that vested during 2022. None of our NEOs exercised options or similar instruments in 2022.

	Stock Awards
Name	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Stock Vested
David H. Bywater	581,094	3,568,228
Dana Russell	88,029	1,048,425
Garner B. Meads, III	134,230	1,377,794
Rasesh Patel	88,732	1,056,798
Todd M. Santiago	376,850	2,710,369
Dale R. Gerard	236,853	1,781,135

(1)The value realized on vesting is based on the closing price of our common stock on the NYSE on the vesting date. If vesting occurs on a day on which the NYSE is closed, the value realized on vesting is based on the closing price on the last trading day prior to the vesting date.
Pension Benefits
We have no pension benefits for our executive officers.
Nonqualified Deferred Compensation
We have no nonqualified defined contribution or other nonqualified deferred compensation plans for our executive officers.
Potential Payments Upon Termination or Change in Control
The following section describes the potential payments and benefits that would have been payable to our NEOs under existing plans and contractual arrangements assuming (1) a termination of employment or (2) a change of control occurred, in each case, on December 31, 2022, the last business day of fiscal 2022. The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the NEOs. These include distributions of plan balances under our 401(k) savings plan and similar items.
Severance Provisions in our Employment Agreements

Messrs. Bywater, Russell, Meads, Patel and Santiago
Pursuant to their respective employment agreements, if the employment of Messrs. Bywater, Russell, Meads, Patel or Santiago terminates for any reason, the executive is entitled to receive: (1) any base salary accrued through the date of termination (and any annual bonus earned but unpaid for the immediately preceding fiscal year); (2) reimbursement of any unreimbursed business expenses properly incurred by the executive; and (3) such employee benefits, if any, as to which the executive may be entitled under the Company’s employee benefit plans (the payments and benefits described in (1) through (3) being “accrued rights”).

If the employment of Messrs. Bywater, Russell, Meads, Patel or Santiago is terminated by us without “cause” (as defined below) or for “good reason” (as defined below) and other than by reason of death or while he is disabled (any such termination, a “qualifying termination”), such executive is entitled to the accrued rights and, conditioned upon execution and non-revocation of an effective release and waiver of claims in favor of the Company and its affiliates, and continued compliance with the non-compete, non-solicitation, non-disparagement, and confidentiality provisions set forth in the employment agreements:

•a pro rata portion of his target annual bonus based upon the portion of the fiscal year during which the executive was employed (the “pro rata bonus”);
•a lump-sum cash payment equal to 150% (or 200% in the case of Mr. Bywater) of the executive’s then-current base salary plus 150% (or 200% in the case of Mr. Bywater) of the actual bonus the executive received in respect of the immediately preceding fiscal year (or, if a termination of employment occurs prior to any annual bonus becoming payable under his employment agreement, the target bonus for the immediately preceding fiscal year);
•a lump-sum cash payment equal to the cost of the health and welfare benefits for the executive and his dependents, at the levels at which the executive received benefits on the date of termination, for 18 months (or 24 months in the case of Mrs. Bywater) (the “COBRA payment”); and
•in the cases of Messrs. Russell, Patel and Santiago, any retention bonus earned due to the passage of the retention date (the “prior retention bonus”).
Under the employment agreements for Messrs. Bywater, Russell, Meads, Patel and Santiago, “cause” means the executive’s continued failure to substantially perform his employment duties for a period of 10 days following written notice from the Company; any dishonesty in the performance of the executive’s employment duties that is materially injurious to the Company; act(s) on the executive’s part constituting either a felony or a misdemeanor involving moral turpitude; the executive’s willful malfeasance or misconduct in connection with his employment duties that causes substantial injury to us; or the executive’s material breach of the restrictive covenants set forth in the employment agreements. Each of the foregoing events is subject to specified notice and cure periods.
Under the employment agreements for Messrs. Bywater, Russell, Meads, Patel and Santiago, “good reason” generally means the occurrence of a reduction in executive’s base salary or annual target bonus; a material diminution in executive’s title or executive’s duties, authority or responsibilities (including reporting relationship with respect to Messrs. Bywater, Russell and Patel); the relocation of executive’s primary office location to a location that is more than 50 miles from executive’s primary office location; or the Company’s material breach of any of the provisions of his employment agreement or any other material agreement to which executive is party with the Company.
In the event of the executive’s termination of employment due to death or disability, he will be entitled to the accrued rights, the pro rata bonus payment, the COBRA payment and, in the cases of Messrs. Russell, Patel and Santiago, any prior retention bonus.
Treatment of Equity Awards upon a Qualifying Termination or Change in Control
Upon a termination of employment by us without “cause” (as defined in the Company’s 2020 Omnibus Incentive Plan) in the twelve (12) months following a “change in control” (“Double Trigger”) (as defined in the Company’s 2020 Omnibus Incentive Plan) each of the NEO’s unvested RSUs and PSUs would vest upon such termination of employment, except as discussed below with respect to Mr. Bywater’s awards. Upon a termination of employment, not in connection with a change in control, all unvested RSUs and PSUs will be forfeited upon such termination of employment, except as discussed below with respect to Mr. Bywater’s sign-on equity grant and annual LTI RSU awards with respect to 2021, 2022 and 2023.

Upon a termination of Mr. Bywater’s employment by the Company without “cause” (as defined in his employment agreement), due to his death or disability or his resignation with “good reason” (as defined in his employment agreement) (each, a “Good Leaver Termination”), (1) the time-vesting RSUs awarded to Mr. Bywater as part of his sign-on equity grant will become fully vested and (2) the PSUs awarded to Mr. Bywater as part of his sign-on equity grant will become “earned shares” and vested to the extent that both (i) the average closing price of a share of our Class A common stock during the 20 consecutive trading days immediately preceding the date of termination of Mr. Bywater’s employment (the “Termination Price”) exceeds the share price on the grant date, and (ii) (x) in the event that the Company’s consolidated target adjusted EBITDA for the fiscal year in which such termination occurs has been established by the Compensation Committee as of the termination date, the Company’s consolidated adjusted EBITDA for the period from the beginning of the fiscal year in which such termination occurs through the termination date (as determined reasonably and in good faith by the Compensation Committee) equals or exceeds the Company’s consolidated target adjusted EBITDA for the period through the termination date, or (y) in the event that the Company’s consolidated target adjusted EBITDA for the fiscal year in which such termination occurs has not been established by the Compensation Committee as of the termination date, the Company’s consolidated adjusted EBITDA for the fiscal year to the date of termination (as determined reasonably and in good faith by the Compensation Committee) equals or exceeds the Company’s consolidated target adjusted EBITDA for such immediately preceding fiscal year applied to the fiscal year in which the termination occurs through the termination date, with the percentage of the PSUs earned (not to exceed 100%) equal to the quotient of (I) the excess of (x) the Termination Price less (y) the share price on the grant date, divided by (II) the product of (x) two-times (y) the share price on the grant date.

Further, immediately prior to a “change in control” (as defined in the Company’s 2020 Omnibus Incentive Plan), the PSUs awarded to Mr. Bywater as part of his sign-on equity grant will become “earned shares” and vested to the extent that the last closing price of a share of our Class A common stock immediately prior to the closing of the “change in control” (the “CIC Price”) exceeds 100% of the share price on the grant date (and without regard to the Company’s consolidated adjusted EBITDA), with the percentage of the PSUs earned (not to exceed 100%) equal to the quotient of (I) the excess of (x) the CIC Price less (y) the share price on the grant date, divided by (II) the product of (x) two -times (y) the share price on the grant date.

In addition, upon a Good Leaver Termination, any 2021, 2022 and 2023 outstanding LTI RSUs granted to Mr. Bywater will fully vest, and, for each Award Year for which Mr. Bywater’s LTI RSUs have not been granted to Mr. Bywater prior to the date of such Good Leaver Termination, Mr. Bywater will receive from the Company, on or within 30 days following the termination date, fully vested shares of our Class A common stock having an aggregate fair market value equal to the quotient of (x) $5,000,000 divided by (y) the applicable share price on the last trading date immediately prior to his termination date.

Upon a termination of Messrs. Russell’s, Meads’, Patel’s and Santiago’s employment by the Company without “cause” (as defined in their employment agreement) or his resignation with “good reason” (as defined in their employment agreement) in the six (6) months prior to or the twelve (12) months following a “change in control” (as defined in the Company’s 2020 Omnibus Incentive Plan) each of Messrs. Bywater’s, Russell’s, Meads’, Patel’s and Santiago’s unvested RSUs would vest upon such termination of employment. In the case of Mr. Patel only, upon his termination of employment due to death or disability within thirty (30) days on or prior to a “change in control,” his sign-on grant and any time-vesting annual equity grant made with respect to fiscal year 2023 would vest upon such termination of employment subject to board approval.

The following table lists the payments and benefits that would have been triggered for Messrs. Bywater, Russell, Meads, Patel, and Santiago under the circumstances described below assuming that the applicable triggering event occurred on December 31,

2022.

Name	Cash Severance ($) (1)	Bonus ($) (2)	Continuation of Health Benefits ($) (3)	Value of Accelerated Equity ($) (4)	Value of CEO Termination Equity ($) (5)	Total ($)
David H. Bywater
Termination Without Cause or for Good Reason	4,554,552	1,021,200	37,892	13,244,700	5,000,000	23,858,344
Change of Control (single trigger)	—	—	—	—	—	—
Change of Control (double trigger)	4,554,552	1,021,200	37,892	20,894,698	5,000,000	31,508,342
Death or Disability	—	1,021,200	37,892	13,244,700	5,000,000	19,303,792
Dana Russell						—
Termination Without Cause or for Good Reason	1,680,000	420,000	28,419	—	—	2,128,419
Change of Control (single trigger)	—	—	—	—	—	—
Change of Control (double trigger)	1,680,000	1,470,000	28,419	7,332,732	—	10,511,151
Death or Disability	—	420,000	—	—	—	420,000
Garner B. Meads, III(6)						—
Termination Without Cause or for Good Reason	1,028,903	300,000	28,419	—	—	1,357,322
Change of Control (single trigger)	—	—	—	—	—	—
Change of Control (double trigger)	1,028,903	300,000	28,419	1,800,137	—	3,157,459
Death or Disability	—	300,000	—	—	—	300,000
Rasesh Patel						—
Termination Without Cause or for Good Reason	1,620,732	405,183	28,419	13,609,578	—	15,663,912
Change of Control (single trigger)	—	—	—	—	—	—
Change of Control (double trigger)	1,620,732	2,955,183	28,419	13,609,578	—	18,213,912
Death or Disability	—	405,183	—	13,609,578	—	14,014,761
Todd M. Santiago						—
Termination Without Cause or for Good Reason	1,760,520	405,183	28,419	—	—	2,194,122
Change of Control (single trigger)	—	—	—	—	—	—
Change of Control (double trigger)	1,760,520	1,455,183	28,419	10,802,427	—	14,046,549
Death or Disability	—	405,183	—	—	—	405,183

(1)Mr. Bywater’s cash severance reflects a lump sum cash payment equal to the sum of (x) 200% of his base salary of $1,021,200 and (y) 200% of his actual annual bonus paid for the preceding fiscal year, which was $1,256,076. Messrs. Russell and Patel’s cash severance reflects a lump sum cash payment equal to the sum of (x) 150% of the executive’s base salary of $700,000 and $675,305, respectively and (y) 150% of the executive’s respective annual target bonus. Messrs. Meads and Santiago’s cash severance reflects a lump sum cash payment equal to the sum of (x) 150% of the executive’s base salary of $500,000 and $675,305, respectively and (y) 150% of the executive’s actual annual bonus paid for the preceding fiscal year, which was $185,935 and $498,375, respectively.
(2)Amounts include the pro-rated bonus reflecting the executive’s target bonus for the 12 completed months of employment for the 2022 fiscal year. Additionally, Messrs. Russell, Patel and Santiago include $1,050,000, $2,550,000, and $1,050,000, respectively for unpaid retention bonus resulting from a change of control (double trigger).
(3)For Mr. Bywater, the amount reflects the cost of providing the executive officer with continued health and welfare benefits for the executive and his dependents under COBRA for 24 months and assuming 2023 rates. For Messrs. Russell, Meads, Patel and Santiago, the amount reflects the cost of providing the executive officer with continued health and welfare benefits for the executive and his dependents under COBRA for 18 months and assuming 2023 rates.
(4)Upon a qualifying termination of employment, any 2021, 2022 and 2023 outstanding LTI RSUs granted to Mr. Bywater will fully vest. Upon a qualifying termination of employment, the time-vesting RSUs awarded to Mr. Bywater as part of his sign-on equity grant will become fully vested and the PSUs awarded to Mr. Bywater as part of his sign-on equity grant will become “earned shares” and vested as described above under “—Treatment of Equity Awards upon a

Qualifying Termination or Change in Control”. Further, immediately prior to a “change in control” (as defined in the Company’s 2020 Omnibus Incentive Plan), the PSUs awarded to Mr. Bywater as part of his sign-on equity grant will become “earned shares” and vested as described above under “—Treatment of Equity Awards upon a Qualifying Termination or Change in Control”. Mr. Patel’s unvested outstanding time-based restricted stock units and other time-based Company equity compensation awards (including any performance-based awards that are then only subject to time-vesting provisions) will vest upon a termination without cause or for good reason, or due to death or disability. Upon a qualifying termination of employment in the 12-months following a change in control, each NEO’s unvested RSUs and PSUs (with no further performance criteria) would vest upon such termination. The value is based on the closing price on the NYSE of our common stock on December 30, 2022, the last trading day of 2022 ($11.90), multiplied by the number of outstanding RSUs or PSUs, as applicable.
(5)Upon a qualifying termination of employment, for each Award Year for which Mr. Bywater’s LTI RSUs have not been granted to Mr. Bywater prior to the date of such termination, Mr. Bywater will receive from the Company, on or within 30 days following the termination date, fully vested shares of our Class A common stock having an aggregate fair market value equal to the quotient of (x) $5,000,000 divided by (y) the applicable share price on the last trading date immediately prior to his termination date.
(6)Mr. Meads has received, pursuant to his Acceleration Letter, the Meads Cash Severance Amounts, which is subject to repayment to the Company if (1) Mr. Meads ceases to be employed with the Company without otherwise becoming legally entitled to receive the Meads Cash Severance Amount (including by reason of his failure to timely execute and not revoke an effective release of claims), (2) the NRG Merger Agreement is terminated prior to the occurrence of the NRG Merger Closing (unless Mr. Meads otherwise becomes legally entitled to receive the Meads Cash Severance Amount), or (3) Mr. Meads fails to become eligible to receive the Meads Cash Severance Amount within 180 days following the NRG Merger Closing (including by reason of his failure to timely execute and not revoke an effective release of claims).

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K (“Item 402(u)”), the Company is providing the following reasonable estimate of the ratio of the median of the annual total compensation of all of our employees except David Bywater, our CEO, to the annual total compensation of Mr. Bywater, calculated in a manner consistent with Item 402(u). For 2022, our last completed fiscal year:
•The median of the annual total compensation of all of our employees, excluding our CEO, was $48,880.
•The annual total compensation of our CEO was $13,085,918.
Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all of our employees except our CEO was 268 to 1.
We determined that, as of December 31, 2022, our employee population consisted of approximately 11,800 employees, of which approximately 80 were non-U.S. employees all of whom were located in Canada. As permitted by Item 402(u), we excluded this non-U.S. group from our employee population for purposes of identifying our “median employee” as they comprised, in the aggregate, less than 5% of our total employees as of December 31, 2022. Also included in our total population is a group of statutory non-employees (approximately 4,700), which we have excluded for purposes of identifying “median employee” as these individuals are, by definition, non-employees and are compensated on a 1099 basis.
To identify our “median employee” from this employee population, we obtained from our payroll system of record, the total income paid in 2022 to each employee in the employee population, as reported in the 2022 pay records applicable to such employee. We believe this consistently applied compensation measure reasonably reflects annual compensation across our employee base. We annualized the total income amounts paid to any permanent employees in the employee population who were employed by us for less than the full fiscal year. We then calculated the median resulting income paid to all of the employees in the employee population other than our CEO to determine our median employee. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2022 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K for the Summary Compensation Table. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our Summary Compensation Table set forth above.

Compensation of Directors in 2022

On August 13, 2021, a special committee of our Board (the “Special Committee”) approved an amended and restated non-employee director compensation program, effective as of July 1, 2021, under which directors (other than directors employed by Blackstone, Fortress and Summit) are entitled to receive (i) annual compensation consisting of $150,000 in cash and $120,000 in RSUs; and (ii) reimbursement, in accordance with our policy or practice, for all reasonable out-of-pocket expenses associated with attendance at board and committee meetings. The Special Committee also approved (i) a payment of additional annual fee of $150,000 to the Chairman of the Board (provided the Chairman is not an executive officer of the Company); (ii) additional annual compensation to the chairpersons of the Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee in the amount of $20,000, $27,500 and $12,500, respectively, in cash; and (iii) additional annual compensation to members of the Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee in the amount of $10,000, $12,500, and $5,000, respectively, in cash. Annual RSU grants to non-employee directors are made immediately following each annual meeting of stockholders and vest on the date of the next annual meeting of stockholders following the grant date. On June 1, 2022, each of Ms. Comstock and Messrs. Pedersen, D’Alessandro, Galant and Tibbetts was granted 20,618 RSUs, each of which grants will vest in full on June 1, 2023.

The following table provides information on the compensation of our non-management directors in fiscal 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Todd R. Pedersen(2)	75,000	119,997	194,997
Barbara J. Comstock	156,250	119,997	276,247
David F. D’Alessandro	325,000	119,997	444,997
Paul S. Galant	167,500	119,997	287,497
Jay D. Pauley	—	—	—
Michael J. Staub	—	—	—
Joseph S. Tibbetts, Jr.	177,500	119,997	297,497
Peter F. Wallace	—	—	—
(1) The amounts reported in this column reflect the grant date fair value of the RSUs granted to our directors in fiscal 2022, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“Topic 718”). As of December 31, 2022, Mr. Pedersen held 476,818 unvested RSUs and 163,517 unvested PSUs. As of December 31, 2022, Ms. Comstock and Messrs. D’Alessandro, Galant, and Tibbetts each held 20,618 unvested RSUs. In addition, amounts not reported in this column include RSUs granted to Mr. Pedersen with a grant date fair value of $46,479 for his board services from the previous fiscal year.
(2) As previously disclosed, in connection with Mr. Pedersen’s resignation from his position as our Chief Executive Officer, effective June 15, 2021, Mr. Pedersen received the following payments and benefits pursuant to the Separation Agreement entered into by and between the Company and Mr. Pedersen on April 14, 2022: (1) a lump sum cash payment in the amount of $341,931 reflecting the pro-rata portion of Mr. Pedersen’s annual target bonus in respect of 2021; (2) a lump sum cash payment equal to $2,103,672, which is equal to 200% of Mr. Pedersen’s base salary in respect of 2021; (3) a lump sum cash payment equal to $2,581,895, which is equal to 200% of Mr. Pedersen’s annual bonus for 2020; and (4) a lump sum cash payment equal to $35,269, which is equal to the monthly COBRA costs for providing health and welfare benefits for Mr. Pedersen and his dependents for 24 months. Additionally, in connection with Mr. Pedersen’s resignation from his position as our Chief Executive Officer, Mr. Pedersen received $14,735 for use of a Company car, $118,600 in benefits for purchase of a Company car, smart home system fees and $61,043 reimbursed for taxes owed with respect to perquisites.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company regarding the beneficial ownership of Company Common Stock as of February 20, 2023:
•each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Company Common Stock;
•each named executive officer and current director of the Company; and
•all current executive officers and directors of the Company, as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such beneficial ownership within sixty (60) days. Shares of Company Common Stock that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage.

The beneficial ownership percentages set forth in the table below are based on 214,693,613 shares of Company Common Stock issued and outstanding as of February 20, 2023.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their shares of beneficially owned Company Common Stock.

Name of Beneficial Owners	Number of Shares of Company Common Stock Beneficially Owned	Percentage of Outstanding Company Common Stock
5% Stockholders:
Blackstone (1)	99,889,464	46.5%
Fortress Mosaic Sponsor LLC and affiliates (2)	28,127,227	12.7%
Fayerweather Fund Eiger, L.P. (3)	14,129,315	6.4%
Named Executive Officers and Directors:
David Bywater (4)	810,282	*
Dana Russell	61,376	*
Todd R. Pedersen (5)	15,969,505	7.4%
Garner B. Meads, III	98,400	*
Rasesh Patel	50,150	*
Todd Santiago (6)	1,094,002	*
David F. D’Alessandro (7)	62,568	*
Paul S. Galant	17,865	*
Michael J. Staub (8)	—	—%
Jay D. Pauley	—	—%
Joseph S. Tibbetts, Jr.	17,278	*
Peter F. Wallace (8)	—	—%
Barbara J. Comstock	8,737	*
All directors and current executive officers as a group (14 individuals) (9)	18,265,443	8.5%

* Indicates less than one percent (1%).
(1)Based on a Schedule 13D/A filed with the SEC on December 6, 2022 by 313 Acquisition LLC (“313 Acquisition”) and the other parties names therein and represents 89,889,464 shares of Company Common Stock directly held by 313 Acquisition, 9,995,784 shares of Company Common Stock directly held by BCP Voyager Holdings LP, and 4,216 shares of Company Common Stock directly held by Blackstone Family Investment Partnership VI L.P. 313

Acquisition is managed by a board of managers and Blackstone Capital Partners VI L.P., as managing member. The members of the board of managers of 313 Acquisition are Peter F. Wallace, Jay D. Pauley and David F. D’Alessandro. Blackstone Management Associates VI L.L.C. is the general partner of each of Blackstone Capital Partners VI L.P. and BCP Voyager Holdings LP. BMA VI L.L.C. is the sole member of Blackstone Management Associates VI L.L.C. BCP VI Side-by-Side GP L.L.C. is the general partner of Blackstone Family Investment Partnership VI L.P. Blackstone Holdings III L.P. is the managing member of BMA VI L.L.C. and the sole member of BCP VI Side-by-Side GP L.L.C. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is Blackstone Inc. The sole holder of the Series II preferred stock of Blackstone Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the Blackstone entities described in this footnote and Stephen A. Schwarzman (other than to the extent it or he directly holds shares of Company Common Stock as described herein) may be deemed to beneficially own the shares directly or indirectly controlled by such Blackstone entities or him, but each disclaims beneficial ownership of such shares. The address of each of such Blackstone entities and Mr. Schwarzman is c/o Blackstone Inc., 345 Park Avenue, New York, New York 10154. In addition to funds affiliated with Blackstone, principal holders of limited liability company interests in 313 Acquisition include entities affiliated with Summit Partners L.P. The address of 313 Acquisition is 4931 North 300 West, Provo, Utah 84604.
(2)Based on a Schedule 13D/A filed with the SEC on December 7, 2022 by Fortress Investment Group LLC and the other parties named therein, Fortress Mosaic Investor LLC has shared voting and dispositive power with respect to 17,357,339 shares of Company Common Stock, and each of Fortress Mosaic Holdings LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp. and Fortress Investment Group LLC have shared voting and dispositive power with respect to 28,127,227 shares of Company Common Stock (which amount includes the shares of Company Common Stock beneficially owned by Fortress Mosaic Investor LLC and private warrants that are exercisable for 2,966,667 shares of Company Common Stock). Fortress Mosaic Holdings LLC is the sole owner of each of Fortress Mosaic Sponsor LLC, Fortress Mosaic Anchor LLC and Fortress Mosaic Investor LLC. FIG LLC controls, indirectly through investment funds managed or advised by controlled affiliates of FIG LLC, 100% of the equity interests of Fortress Mosaic Holdings LLC. Fortress Operating Entity I LP is the sole owner of FIG LLC. FIG Corp. is the general partner of Fortress Operating Entity I LP. Fortress Investment Group LLC is the sole owner of FIG Corp. The address of Fortress Mosaic Investor LLC and each of the entities listed above is 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.
(3)Based on a Schedule 13G/A filed with the SEC on February 14, 2022 by Fayerweather Fund Eiger, L.P. and the other parties named therein and represents 13,387,648 shares of Company Common Stock and private warrants exercisable for 741,667 shares of Company Common Stock. The general partner of Fayerweather Fund Eiger, L.P. is Fayerweather Management, LLC. The managing members of Fayerweather Management, LLC are Andrew Stevenson and Howard Stevenson. Each of these individuals exercises shared voting and investment power over the shares held of record by Fayerweather Fund Eiger, L.P. The address for Fayerweather Fund Eiger, L.P. is 138 Mt. Auburn Street, Cambridge, Massachusetts 02138.
(4)Includes 214,286 shares of Company Common Stock underlying restricted stock units, scheduled to vest within 60 days of February 20, 2023.
(5)Reflects 13,655,825 shares held by a trust for the benefit of Mr. Pedersen’s family. Mr. Pedersen disclaims beneficial ownership of the shares held in such trust. Includes 54,506 shares of Company Common Stock underlying restricted stock units, scheduled to vest within 60 days of February 20, 2023.
(6)Reflects 213,985 shares held by a trust for the benefit of Mr. Santiago’s family, of which Mr. Santiago is a trustee. Includes 76,361 shares of Company Common Stock underlying restricted stock units, scheduled to vest within 60 days of February 20, 2023.
(7)Reflects shares held by a limited liability company controlled by Mr. D’Alessandro.
(8)Messrs. Staub and Wallace are each employees of affiliates of Blackstone and members of the board of managers of 313 Acquisition, but each disclaims beneficial ownership of shares beneficially owned by Blackstone and its affiliates. Messrs. Staub and Wallace are each employees of affiliates of the Blackstone entities described above, but each disclaims beneficial ownership of the limited liability company interests in 313 Acquisition beneficially owned by such Blackstone entities. The address for Messrs. Staub and Wallace is c/o Blackstone Inc., 345 Park Avenue, New York, New York 10154.
(9)Includes an aggregate of 345,153 shares of Company Common Stock underlying restricted stock units, scheduled to vest within 60 days of February 20, 2023 (as described in notes 4, 5 and 6 to this table).

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022, regarding our equity compensation plans under which shares of our common stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	18,679,406	(2)	$17.71 per share	(3)	35,097,152	(4)

(1)Includes the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan.
(2)Total includes 52,682 shares of our Class A common stock issuable upon the exercise and/or settlement of stock appreciation rights, 8,528,226 shares of our Class A common stock issuable upon the settlement of performance-vesting restricted stock units (assuming issuance of 100% of performance stock units granted), 10,076,991 shares of our Class A common stock issuable upon the settlement of time-vesting restricted stock units and 21,507 earnout shares accrued on unvested restricted stock units and shares of restricted stock. The number of shares of our Class A common stock issuable upon the exercise and/or settlement of stock appreciation rights included in the table above is based on the closing market price of our Class A common stock on December 30, 2022, of $11.90 per share.
(3)The weighted average exercise price relates only to stock appreciation rights. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(4)These shares are available for grant as of December 31, 2022, under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s Class A common stock. The maximum number of shares of Class A common stock that may be granted under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan is 34,250,000 shares without giving effect to any “evergreen” increase, pursuant to which such “Absolute Share Limit” is automatically increased on the first day of each calendar year commencing on January 1, 2021, in an amount equal to the least of (x) 17,125,000 shares of Class A common stock, (y) 7.5% of the total number of shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year, and (z) a lower number of shares of Class A common stock as determined by the Board.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
The Company has a formal written policy for the review and approval of transactions with related persons. Such policy requires, among other things, that:
•any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by an approving body comprised of the disinterested and independent members of the Board or any committee of the Board, provided that a majority of the members of the Board or such committee, respectively, are disinterested; and
•any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of the Board or recommended by the compensation committee to the Board for its approval.

In connection with the review and approval or ratification of a related person transaction:
•management must disclose to the approving body the name of the related person and the basis on which the person is a related person, the related person’s interest in the transaction, the material terms of the related person transaction, including the business purpose of the transaction, the approximate dollar value of the amount involved in the transaction, the approximate dollar value of the amount of the related person’s interest in the transaction and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;
•management must advise the approving body as to whether the related person transaction complies with the terms of the Company’s agreements, including the agreements governing the Company’s material outstanding indebtedness, that limit or restrict the Company’s ability to enter into a related person transaction;
•management must advise the approving body as to whether the related person transaction will be required to be disclosed in applicable filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with such statutes and related rules; and
•management must advise the approving body as to whether the related person transaction may constitute a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act.

In addition, the related person transaction policy provides that the approving body, in connection with any approval of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent” or “non-employee” director, as applicable, under the rules and regulations of the SEC and any exchange on which the Company’s securities are listed.

The related person transaction policy also contains a standing approval for certain transactions with or related to Blackstone, including, without limitation: (1) transactions in which Blackstone may have a direct or indirect material interest entered into or in effect at the effective time of the Merger; (2) transactions involving the Company’s securities in which Blackstone serves as an underwriter, placement agent, initial purchaser, financial advisor or in a similar capacity, and the fees and commissions received by Blackstone for such services are no greater (on a per security basis) than those received by other underwriters, placement agents, initial purchasers, financial advisors or persons performing in a similar capacity in the transaction or that would be received by an unaffiliated third party; and (3) the purchase or sale of products or services involving a Blackstone portfolio company, provided that (a) the appropriate officers of the Company reasonably believe the transaction to be on market terms and the subject products or services are of a type generally made available to other customers of the subject Blackstone portfolio company or (b) the aggregate value involved in such purchase or sale is expected to be less than $5 million over five years.

Registration Rights Agreement

In connection with the execution of the Merger Agreement, the Company entered into a registration rights agreement with 313 Acquisition, certain stockholders of 313 Acquisition, Legacy Vivint Smart Home, Mosaic Sponsor LLC and Fortress Mosaic Sponsor LLC (collectively, the “Investors”) and certain other stockholders of Company, which provides for customary “demand” and “piggyback” registration rights for certain stockholders. The registration rights agreement became effective upon the consummation of the Merger.
Under the registration rights agreement, the Company agreed to provide to Blackstone an unlimited number of “demand” registration rights and to provide to other Investors customary “piggyback” registration rights. The registration rights agreement also provides that the Company will pay all expenses relating to such registrations, with the exception of underwriters’, brokers’ and dealers’ discounts and commissions applicable to shares sold for the account of a registration rights holder, and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.

Stockholders Agreement

In connection with the execution of the Merger Agreement, Legacy Vivint Smart Home and the Company entered into a stockholders agreement (the “Stockholders Agreement”) with the Investors, which provides for certain rights, including director appointment and board observer rights, for certain stockholders. The Stockholders Agreement became effective upon the consummation of the Merger.

Under the Stockholders Agreement, the Company agreed to nominate a number of individuals designated by Blackstone for election as its directors at any meeting of its stockholders (each a “Blackstone Director”) such that, following the election of any directors and taking into account any director continuing to serve as such without the need for re-election, the number of Blackstone Directors serving as its directors will be equal to: (1) if the 313 Acquisition Entities together continue to beneficially own at least 50% of the shares of its Class A common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is greater than 50% of the total number of directors comprising the Board; (2) if the 313 Acquisition Entities together continue to beneficially own at least 40% (but not more than 50%) of the shares of the Company’s Class A common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is at least 40% of the total number of directors comprising the Board; (3) if the 313 Acquisition Entities together continue to beneficially own at least 30% (but less than 40%) of the shares of the Company’s Class A common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is at least 30% of the total number of directors comprising the Board; (4) if the 313 Acquisition Entities together continue to beneficially own at least 20% (but less than 30%) of the shares of the Company’s Class A common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is at least 20% of the total number of directors comprising the Board; and (5) if the 313 Acquisition Entities together continue to beneficially own at least 5% (but less than 20%) of the shares of the Company’s Class A common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is at least 10% of the total number of directors comprising the Board.

Under the Stockholders Agreement, the Company agreed to nominate one director designated by Fortress (the “Fortress Director”) to the Board so long as Fortress beneficially owns at least 50% of the shares of the Company’s Class A common stock it owns immediately following the consummation of the Merger; provided that the Fortress designee must be (A) Andrew McKnight, (B) Max Saffian or (C) another senior employee or principal of Fortress who is acceptable to a majority of the members of the Board. Additionally, so long as Fortress beneficially owns at least 50% of the shares of the Company’s Class A common stock it owns immediately following the consummation of the merger, Fortress shall have the right to appoint a representative (the “Fortress Observer”) who will have the right to attend meetings of the Board and receive information given to the Company’s directors, subject to certain customary exceptions, including to preserve confidentiality obligations or privilege. The Fortress Observer will not have any voting rights.

Under the Stockholders Agreement, the Company agreed to nominate one director designated by the Summit Designator (as defined in the Stockholders Agreement) (the “Summit Director” and together with the Blackstone Directors and the Fortress Director, the “Sponsor Directors”) to the Board so long as the Summit Holders (as defined in the Stockholders Agreement) beneficially own at least 50% of the shares of the Company’s Class A common stock they own immediately following the consummation of the Merger. In the case of a vacancy on the Board created by the removal or resignation of a Sponsor Director, the Company agreed to nominate an individual designated by Blackstone or Fortress, as applicable, for election to fill the vacancy.

Support and Services Agreement

In connection with the 2012 Blackstone Acquisition, a subsidiary of Legacy Vivint Smart Home entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, Legacy Vivint Smart Home agreed to reimburse BMP for any out-of-pocket expenses incurred by BMP and its affiliates and to indemnify BMP and its affiliates and related parties, in each case, in connection with the transactions involving Blackstone and the provision of services under the support and services agreement. In connection with the execution of the Merger Agreement, the parties to the support and services agreement entered into an amended and restated support and services agreement with BMP as described below.

In addition, under this agreement, Legacy Vivint Smart Home engaged BMP to provide, directly or indirectly, monitoring, advisory and consulting services that may be requested by Legacy Vivint Smart Home in the following areas: (1) advice regarding the structure, distribution and timing of debt and equity offerings and advice regarding relationships with its lenders and bankers, (2) advice regarding the structuring and implementation of equity participation plans, employee benefit plans and other incentive arrangements for certain of its key executives, (3) general advice regarding dispositions and/or acquisitions, (4) advice regarding the strategic direction of the Legacy Vivint Smart Home business and such other advice directly related or ancillary to the above advisory services as may be reasonably requested by Legacy Vivint Smart Home. Under this agreement, these services will generally be provided until the first to occur of (a) the tenth anniversary of the closing date of the 2012 Blackstone Acquisition (November 16, 2022), (b) the date of a first underwritten public offering of shares of common stock of Legacy Vivint Smart Home or its controlling holding company, as applicable, listed on the New York Stock Exchange or Nasdaq’s national market system for aggregate proceeds of at least $150 million (an “IPO”) and (c) the date upon which Blackstone owns less than 9.9% of Legacy Vivint Smart Home’s common stock or that of Legacy Vivint Smart Home’s direct or indirect controlling parent and such stock has a fair market value (as determined by Blackstone) of less than $25 million (each of the events specified in clauses (a) through (c) above, the “Exit Date”).

The monitoring fee payable for monitoring services in any fiscal year of Legacy Vivint Smart Home’s was equal to the greater of (1) a minimum base fee of $2.7 million (the “Minimum Annual Fee”), subject to adjustment as summarized below if Legacy Vivint Smart Home engages in a business combination or disposition that is “significant” (as defined in the support and services agreement) and (2) the amount of the monitoring fee paid in respect of the immediately preceding fiscal year, without regard to the post-fiscal year “true-up” adjustment described in the paragraph below (which will not yet have occurred at the time the annual monitoring fee is paid). The adjusted monitoring fee for any fiscal year of the surviving company is referred to as the “Monitoring Fee” for such fiscal year.

In the case of a significant business combination or disposition, if 1.5% of Legacy Vivint Smart Home’s pro forma consolidated EBITDA (as defined in the support and services agreement) after giving effect to the business combination or disposition exceeds (in the case of a business combination) or is less than (in the case of a disposition) the then-current Monitoring Fee, the Monitoring Fee for the year in which the significant business combination or disposition occurs will be adjusted upward or downward, respectively, by the amount of such excess or shortfall, with such adjustment prorated based on the remaining full or partial fiscal quarters remaining in Legacy Vivint Smart Home’s then-current fiscal year. Legacy Vivint Smart Home will pay upward adjustments to the Monitoring Fee promptly upon availability of the pro forma income statement prepared in respect of such business combination. Downward adjustments to the Monitoring Fee will be effected through a rebate of the fee paid to BMP in that fiscal year. Subsequently, the Minimum Annual Fee applicable to full fiscal years following any significant business combination or disposition will be equal to 1.5% of Legacy Vivint Smart Home’s pro forma consolidated EBITDA after giving effect to the business combination or disposition (subject to further adjustments for subsequent significant business combinations and dispositions). However, in all cases (including in the case of a current-year rebate described above), the Monitoring Fee will always be at least $2.7 million and in no event will a rebate for a downward adjustment result in BMP retaining a monitoring fee of less than $2.7 million for monitoring services in respect of any particular fiscal year.

In addition to the adjustments to the Minimum Annual Fee and the Monitoring Fee in connection with significant business combinations or dispositions and the related payments or rebates described above, there may be other adjustments to the Monitoring Fee based on projected consolidated EBITDA and a post-fiscal year “true-up.” If 1.5% of Legacy Vivint Smart Home’s projected consolidated EBITDA, as first presented to the company’s board by senior management during the last third of such fiscal year, is projected to exceed the amount of the monitoring fee already paid to BMP in respect of monitoring services due to be rendered during that fiscal year, Legacy Vivint Smart Home will pay BMP the amount of such excess as an upward adjustment to the Monitoring Fee within two business days of such presentation. Following the completion of each applicable fiscal year and within deadlines required by our revolving credit facility, Legacy Vivint Smart Home’s chief financial officer will certify to BMP the amount of Legacy Vivint Smart Home’s consolidated EBITDA for such fiscal year. If 1.5% of such certified consolidated EBITDA is greater than the Monitoring Fee previously paid to BMP for monitoring services rendered during that fiscal year (including the adjustment in respect of projected EBITDA described above), Legacy Vivint Smart Home will, jointly and severally, pay BMP the amount of such excess within two business days of such certification. If 1.5% of such certified consolidated EBITDA is less than the monitoring fee previously paid to BMP for services rendered during that fiscal year (including the adjustment in respect of projected consolidated EBITDA described above), the amount of such shortfall will be applied as a credit against the next payment by us of the Monitoring Fee to BMP. However, BMP will always be entitled to retain the Minimum Annual Fee as then in effect and BMP will have no obligation to rebate any amount that would result in BMP having been paid Monitoring Fees for monitoring services in an amount less than the Minimum Annual Fee applicable to the relevant fiscal year.

Amended and Restated Support and Services Agreement

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

Investor Securityholders’ Agreement

In connection with the closing of the Blackstone Acquisition, 313 Acquisition and APX Group Holdings, Inc. entered into a Securityholders’ Agreement (the “Securityholders’ Agreement”) with the Investors. The Securityholders’ Agreement governs certain matters relating to ownership of 313 Acquisition and APX Group Holdings, Inc. including with respect to the election of directors of our parent companies, transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions).

Other Transactions with Blackstone

As of December 31, 2022, affiliates of Blackstone held a $284.4 million face amount position in the 2028 Term Loan Facility.

Transactions with Fortress

As of December 31, 2022, certain funds managed by affiliates of Fortress held: (i) a $23.0 million face amount position in the 2029 Notes, and (ii) a $11.7 million face amount position in the 2027 notes and (iii) a $135.8 million face amount position in the 2028 Term Loan Facility.

Transactions with Executive Officers and their Family Members

Elliot Knox, who is Mr. Pedersen’s son-in-law, is one of the Company’s Sales Managers and received $0.3 million for his services to the Company for the year ended December 31, 2022.

Michael Santiago, who is Todd Santiago’s son and Mr. Pedersen’s nephew, is one of the Company’s Sales Managers and received $0.2 million for the year ended December 31, 2022.

Director Independence and Independence Determinations

Under our Corporate Governance Guidelines and NYSE rules, a director is not independent unless our Board of Directors affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries.

Our Corporate Governance Guidelines define independence in accordance with the independence definition in the current NYSE corporate governance rules for listed companies. Our Corporate Governance Guidelines require our Board of Directors to review the independence of all directors at least annually.

In the event a director has a relationship with the Company that is relevant to his or her independence and is not addressed by the objective tests set forth in the NYSE independence definition, our Board of Directors will determine, considering all relevant facts and circumstances, whether such relationship is material.

Our Board of Directors has affirmatively determined that each of Messrs. D’Alessandro, Galant, Pauley, Staub, Tibbetts and Wallace and Ms. Comstock is independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NYSE guidelines, including with respect to committee membership. Our Board also has determined that each of Messrs. Galant, Pauley and Tibbetts and Ms. Comstock is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that each of Messrs. D’Alessandro, Staub and Wallace is “independent” for purposes of Section 10C(a)(3) of the Exchange Act. In making its independence determinations, our Board of Directors considered and reviewed all information known to it (including information identified through annual directors’ questionnaires).

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees
In connection with the audit of the Company’s 2022 and 2021 financial statements, we entered into an agreement with EY which set forth the terms by which EY would perform audit services for the Company.

The following table presents fees for professional services rendered by EY for the audits of our annual financial statements for the years ended December 31, 2022 and 2021:

	2022	2021
Audit fees (1)	$3,016,530	$3,217,120
Audit-related fees (2)	—	—
Tax fees (3)	30,208	26,850
All other fees (4)	—	—
Total:	$3,046,738	$3,243,970

(1)Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by the independent registered public accounting firm in connection with regulatory filings. The aggregated fees billed by EY in 2022 and 2021, respectively, were for professional services rendered for the audit of our annual financial statements included in our 2022 Form 10-K, our 2021 Form 10-K, review of the quarterly financial information included in our Exchange Act filings and review of the financial information in connection with other regulatory filings.
(2)Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay EY for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.
(3)Tax fees consist of fees billed for professional services relating to tax compliance, planning and support services.
(4)All other fees consist of fees billed for all other services. We did not pay EY for other services for the years ended December 31, 2022 and 2021.

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

2.3
Agreement and Plan of Merger dated as of December 6, 2022, by and among Vivint Smart Home Inc., NRG Energy, Inc. and Jetson Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, filed with the SEC on December 6, 2022).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed with the SEC on January 24, 2020).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the SEC on January 24, 2020).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed with the SEC on January 24, 2020).

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

4.8
First Supplemental Indenture, dated as of May 6, 2020, among Vivint Smart Home, Inc., the indirect parent company of APX Group, Inc., and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 6.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020).

4.9
Second Supplemental Indenture, dated as of May 13, 2020, among Vivint Amigo, Inc., Vivint Warranty and Home Insurance, LLC, and Wilmington Trust, National Association, as trustee relating to APX Group, Inc’s 6.75% Senior Secured Notes due 2027.

4.1
Third Supplemental Indenture, dated as of June 29, 2022, among certain guaranteeing subsidiaries of Vivint Smart Home, Inc. and Wilmington Trust, National Association, as trustee relating to APX Group, Inc's 6.75% Senior Secured Notes 2027 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022).

4.11
Registration Rights Agreement, dated as of May 10, 2019, by and among APX Group, Inc., the guarantors listed on Schedule I thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers of the Notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of APX Group Holdings, Inc. filed on May 10, 2019).

4.12	Description of the Securities of Vivint Smart Home, Inc. (incorporated by reference to Exhibit 4.13 of the Registrant's Form 10-K filed on March 1, 2022).

4.13	Specimen Warrant Certificate of Mosaic (incorporated by reference to Exhibit 4.3 of Mosaic’s Form S-1 filed with the SEC on September 27, 2017).

4.14	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021).

4.15
Warrant Agreement, dated as of September 26, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K filed on October 24, 2017).

4.16	Amended to Warrant Agreement, dated as of September 8, 2022, between the Company, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company

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

4.19
First Supplemental Indenture, dated as of June 29, 2022, among certain guaranteeing subsidiaries of Vivint Smart Home, Inc. and Wilmington Trust, National Association, as trustee relating to APX Group, Inc's 5.75% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on form 10-Q for the quarterly period ended June 30, 2022).

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

10.4
Amended and Restated Security Agreement, dated as of July 9, 2021, among the grantors identified therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K filed on March 1, 2022).

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

10.28†
Amended and Restated Employment Agreement, dated June 20, 2022, between Vivint Smart Home, Inc. and Todd M. Santiago (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022).

10.29†	First Amendment to Stockholders Agreement, effective as of April 24, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2020).

10.30†
Form of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020).

10.31
First Amendment, effective May 29, 2018, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2021).

10.32*
Second Amendment, effective February 26, 2019, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2021).

10.33*
Third Amendment, effective March 31, 2021, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2021).

10.33
Fourth Amendment, effective March 31, 2021, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021).

10.34
Fifth Amendment, effective January 25, 2022, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K filed on March 1, 2022).

10.35
Sixth Amendment, effective March 11, 2022, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022).

10.36*
Seventh Amendment, effective June 15, 2022, to Second Amended and Restated Consumer Financing Services Agreement, dated May 31, 2017, between Citizens Bank, N.A. and APX Group, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022).

10.37†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (2021 Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2021).

10.38†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Vivint Smart Home, Inc. 2020 Omnibus Incentive Plan (2021 Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2021).

10.39†
Amended and Restated Employment Agreement, dated February 27, 2022, between Vivint Smart Home, Inc. and David Bywater (incorporated by reference to Exhibit 10.42 to the Registrant's Form 10-K filed on March 1, 2022).

10.40†	Amended and Restated Employment Agreement, dated June 20, 2022, between Vivint Smart Home, Inc. and Daniel Garen.

10.41†
Amended and Restated Employment Agreement, dated June 20, 2022, between Vivint Smart Home, Inc. and Rasesh Patel (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.42†	Employment Agreement, dated June 20, 2022, between Vivint Smart Home, Inc. and Garner B. Meads.

10.43†	Employment Agreement, dated May 15, 2022, between Vivint Smart Home, Inc. and Dana Russell.

10.44†	Separation Agreement, dated April 14, 2022, between Vivint Smart Home, Inc. and Todd R. Pedersen (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on April 14, 2022).

10.45†	Retention Letter, dated December 6, 2022, between Vivint Smart Home, Inc. and Rasesh Patel.

10.46†	Retention Letter, dated December 6, 2022, between Vivint Smart Home, Inc. and Todd Santiago.

10.47†	Retention Letter, dated December 6, 2022, between Vivint Smart Home, Inc. and Daniel Garen.

10.48†	Acceleration of Payments Letter, dated December 28, 2022, between Vivint Smart Home, Inc. and Dana Russell.

10.49†	Acceleration of Payments Letter, dated December 28, 2022, between Vivint Smart Home, Inc. and Daniel Garen.

10.50†	Acceleration of Payments Letter, dated December 28, 2022, between Vivint Smart Home, Inc. and Rasesh Patel.

10.51†	Acceleration of Payments Letter, dated December 28, 2022, between Vivint Smart Home, Inc. and Garner B. Meads.

21.1	Subsidiaries of Vivint Smart Home, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Registrant’s Chief Executive Officer, David Bywater, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of the Registrant’s Chief Financial Officer, Dana Russell, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of the Registrant’s Chief Executive Officer, David Bywater, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Dana Russell, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials are formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1).

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted
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

VIVINT SMART HOME, INC.

By:	/s/ DANA RUSSELL
Dana Russell
Chief Financial Officer

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2023.

Name	Title

/s/ David H. Bywater	Chief Executive Officer and Director
DAVID H. BYWATER	(Principal Executive Officer and Director)

/s/ Dana Russell	Chief Financial Officer
DANA RUSSELL	(Principal Financial Officer and Principal Accounting Officer)

/s/ David F. D'Alessandro	Director
DAVID F. D’ALESSANDRO

/s/ Barbara J. Comstock	Director
BARBARA J. COMSTOCK

/s/ Paul S. Galant	Director
PAUL S. GALANT

/s/ Jay D. Pauley	Director
JAY D. PAULEY

/s/ Todd R. Pedersen	Director
TODD R. PEDERSEN

/s/ Michael Staub	Director
MICHAEL STAUB

/s/ Joseph S. Tibbetts, Jr.	Director
JOSEPH S. TIBBETTS, JR.

/s/ Peter F. Wallace	Director
PETER F. WALLACE